Form 10-Q
period 2009-03-31
ASAP Expo, Inc.
filed 2009-06-05
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

Commission file number: 001-51554

ASAP EXPO, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2934409
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10501 Valley Blvd, Suite 1880, El Monte, CA	91731
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (626) 279-1800

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2009: 300,161
Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
BALANCE SHEET

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current Assets
Cash	$11,493	12,312
Prepaid expenses and other receivables	17,914	126,703
Due from affiliated company	40,419	-
Total Current Assets	69,826	139,015

Property and equipment, net	60,136	64,431

Total Assets	$129,962	$203,446

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$48,638	68,198
Deferred Revenue	-	6,215
Capitalized Lease, current	13,261	13,151
Due to affiliated company	-	10,268
Total Current Liabilities	61,899	97,832

Long-term Liabilities
Capitalized Lease, noncurrent	47,957	50,213
Line of credit, officers	1,259,297	1,190,291
Total Long-term Liabilities	1,307,254	1,240,504

Commitments and contingencies

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized,
300,161 shares issued and outstanding	300	300
Capital deficiency	(1,117,888)	(1,117,888)
Accumulated deficit	(121,603)	(17,302)
Total Stockholders' Deficit	(1,239,191)	(1,134,890)

Total Liabilities and Stockholders' Deficit	$129,962	$203,446

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Revenues:
Transaction apparel sales	$-	$6,359
Tradeshow revenue	33,005	233,802
Consulting fee	76,489	-
Total revenues	109,494	240,161

Operating expenses:
Cost of transaction sales	-	5,765
General and administrative	129,944	327,020
Payroll and related benefits	51,561	44,570
Total operating expenses	181,505	377,355

Loss from operations	(72,011)	(137,194)

Other Income (Expense)
Other income	-	-
Interest expense	(20,990)	(34,429)
Total other Income (Expense)	(20,990)	(34,429)

Loss before income taxes	(93,001)	(171,623)
Income taxes	11,300	-

Net loss	$(104,301)	(171,623)

Net loss per common share
Basic and diluted	$(0.35)	$(0.57)

Weighted average common shares outstanding
Basic and diluted	300,161	300,161

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(104,301)	$(171,623)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	4,295
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	108,789	(1,479)
Accounts payable and accrued expenses	(19,559)	112,509
Deferred revenues	(6,215)	(45,103)

Net cash used in operating activities	(16,991)	(105,696)

Cash flows from investing activities:
Payments from affiliated company	(50,687)	58,164

Net cash provided by (Used in) investing activities	(50,687)	58,164

Cash flows from financing activities:
Payments on capital lease	(2,147)
Proceeds from borrowings on line-of-credit from officers	668,000	163,684
Repayments of borrowings on line-of-credit from officers	(598,994)	(101,252)

Net cash provided by financing activities	66,859	62,432

Net (decrease) increase in cash	(819)	14,900

Cash, beginning of period	12,312	26,835

Cash, end of period	$11,493	$41,735

Supplemental disclosures of cash flow information:
Cash paid during ther period
Interest	$60,300	$30,577
Income taxes	$11,300	$-

The accompanying notes are an integral part of financial statements.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

ASAP Expo, Inc. (“ASAP Expo” or the “Company”) was incorporated on April 10, 2007 under the laws of the State of Nevada.

Prior to December 31, 2008, ASAP Expo was a wholly owned subsidiary of China Yili Petroleum Company, a Nevada corporation (“China Yili”), formerly named ASAP Show, Inc (“ASAP”).

On August 13, 2007 ASAP acquired the outstanding capital stock of Sino-American Petroleum Group, Inc., a Delaware corporation (“Sino-American Petroleum”) (the “Merger”), through the issuance of Series A Convertible Preferred Stock to the shareholders of Sino-American Petroleum. Sino-American Petroleum is a holding company that owns all of the registered capital of Tongliao Yili Asphalt Co. (“Yili Asphalt”), a corporation organized under the laws of The People’s Republic of China. On October 22, 2007, ASAP Show changed its corporate name to China Yili Petroleum Company.

Prior to the Merger, ASAP assigned all of its pre-Merger business and assets to ASAP Expo and ASAP Expo assumed responsibility for all of the liabilities of ASAP that existed prior to the Merger. On May 24, 2007 ASAP Expo entered into an Assignment and Assumption and Management Agreement with ASAP and Frank Yuan whereby ASAP Expo acquired the operations of ASAP by the assignment and transfer all of the assets and liabilities of ASAP to ASAP Expo (the “Agreement”).

On December 31, 2008, China Yili declared a dividend of 100% of the outstanding shares of ASAP Expo to its shareholders prior to the Merger. The dividend declaration caused ASAP Expo to spin-off from China Yili.

The Apparel Sourcing Association Pavilion Trade Show ("ASAP Show") is the core business of ASAP Expo. ASAP Show is a global apparel and textile sourcing show that brings leading manufacturers from around the world to one venue to meet, greet and sell to buyers. The ASAP Show is held twice a year in Las Vegas, Nevada.

ASAP Expo also acts as a consultant for international brands to enter the China market.  For this service, ASAP Expo charges the international brands a consultant fee.  The fee is based upon hours serviced and an upfront retainer fee.  It assists international brands to find a “master licensee” in China who will take their brand name and sell the products.  ASAP Expo also receives a portion of royalty revenue from the brand for sales above and beyond a pre-specified minimum guarantee.  Sales of products can be through all retail channels including web, retail store boutique shops, department store corner locations, or mail order.

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At March 31, 2009, the Company has a capital deficiency of approximately $1,117,888 resulted from the accumulated deficit of its parent company that was transferred to the Company according to the Agreement, working capital of approximately $7,927 and a lack of profitable operating history. The Company hopes to increase revenues from its trade shows and consultation business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The Company's success is dependent upon numerous items, certain of which are the successful growth of revenues from its products and services and its ability to obtain new customers/exhibitors in order to achieve levels of revenues adequate to support the Company's current and future cost structure, for which there is no assurance. Unanticipated problems, expenses, and delays are frequently encountered in establishing and maintaining profitable operations. These include, but are not limited to, competition, the need to develop customer support capabilities and market expertise, technical difficulties, market acceptance and sales and marketing. The failure of the Company to meet any of these conditions could have a materially adverse effect on the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can achieve or maintain profitable operations.

The Company believes it will have adequate cash to sustain operations until it achieves sustained profitability. However, until the Company has a history of maintaining revenue levels sufficient to support its operations and repay its working capital deficit, the Company may require additional financing. Sources of financing could include capital infusions, additional equity financing or debt offerings. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve or sustain profitable operations.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the classification of liabilities that might result from the outcome of these uncertainties.

REVENUE RECOGNITION

The Securities and Exchange Commission issued Staff Accounting Bulletin 104 ("SAB 104"), "Revenue Recognition" which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. Management believes the Company's revenue recognition policies conform to SAB 104.

Revenues include amounts earned under transaction sales, trade show booth sales and subscription fees.

Transaction Sales

Transaction revenues are recorded in accordance with Emerging Issues Task Force Issue No. ("EITF") 99-19 "Reporting Revenue Gross as a Principal versus net as an Agent." The Company recognizes revenues from product transaction sales when title to the product passes to the customer. For all product transactions with its customers, the Company acts as a principal, takes title to all products sold upon shipment, and bears inventory risk for return products that the Company is not able to return to the supplier, although these risks are mitigated through arrangements with factories, shippers and suppliers.

Trade Shows

Trade Shows generate revenue through exhibitor booths sales, corporate sponsorship, and advertising. Such revenue is typically collected in advance, deferred and then recognized at the time of the related trade show. The Company organizes two trade shows per year in February and August in Las Vegas.
Consulting Fees

The Consulting fees and Royalty revenue are recognized when received.

INDEMNITIES AND GUARANTEES

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed balance sheets.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The impact of the adoption of SFAS 141R on our financial position, results of operations will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51" ("SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company does not expect the impact of the adoption of SFAS 160 to be material.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The Company does not expect the impact of this adoption to be material.

On May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company does not expect SFAS No. 162 will have an impact on its financial position and results of operations.

NOTE 2 – DUE FROM (TO) AFFILIATED COMPANY

The Company has a loan to or from an affiliated company, IBMC whose major shareholder, Frank Yuan is also a shareholder and officer of the Company. There is no written note for the working capitals loaned to IBMC. At March 31, 2009 and December 31, 2008, the balance of the loan to IBMC was $40,419 and the loan from IBMC was $10,268, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2009	2008

Automobile	$64,431	$64,431
	64,431	64,431
Less: Accumulated depreciation	(4,295)	-
	$60,136	$64,431

NOTE 4 - CAPITAL LEASE

In 2008, the Company entered into a lease arrangement to acquire a vehicle. Future minimum payments and the obligations due under the capital lease are as follows:

For the Year Ended December 31:
2009	$12,011
2010	16,015
2011	16,015
2012	16,015
2013	6,673
Less amount representing interest at 5% per annum	(6,591)
60,138
Less Current Portion	(13,261)
Long Term Portion	$46,877

NOTE 5 - LINE-OF-CREDIT FROM OFFICERS

The Company has an unsecured revolving line-of-credit (the "Line") from Frank Yuan, the Company's Chief Executive Officer, and certain family members which expires on December 31, 2010 and provides for borrowings up to a maximum of $1,500,000, as amended. The Line carries an interest rate of 10.0% per annum. The balances as of March 31, 2009 and December 31, 2008 were $1,259,297 and $1,190,291, respectively; the accrued and unpaid interests were $26,121 and 65,430, respectively.

NOTE 6 - INCOME TAXES

In connection with the spin-off, the tax attributes associated with ASAP have not been retained by the Company. As of March 31, 2009, the Company had Federal net tax operating loss carry forwards of approximately $121,603 available to offset future taxable income. The carry forwards expire in varying amounts through 2029.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2009 and 2008 are presented below:

	Three Months Ended March 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$41,547	$58,400
Total deferred tax assets	41,547	58,400
Less: valuation allowance	(41,547)	(58,400)
Net deferred tax assets	$-	$-

NOTE 7 - SHAREHOLDERS' DEFICIT

Common Stock

At March 31, 2009, the Company has 45,000,000 shares of common stock authorized and upon the spin off from China Yili, has 300,161 shares issued and outstanding at par value $0.001 per share. All share and per share information has been retroactively adjusted to reflect the effect of spin off.

Options and Warrants

The Company does not have a stock option plan or any options or warrants issued and outstanding as of March 31, 2009.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Lease

Starting July 1, 2007, the Company leases office space under month to month lease agreement with its CEO Frank Yuan, an arm’s length transaction. The lease provides for monthly lease payments of $4,500.

 NOTE 9 - BUSINESS SEGMENTS

Reportable business segments as of and for the periods ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008

Revenues:
Transaction apparel sales	$-	$6,359
Tradeshow revenue	33,005	233,802
Consulting fee	76,489	-
	$109,494	$240,161

Income (loss) from operations:
Transaction apparel sales	$-	$594
Trade shows	(59,223)	(39,668)
Consulting fee	70,489	-
Corporate	(83,277)	(98,120)
	$(72,011)	$(137,194)

Identifiable assets:
Trade shows	$129,962	$253,349

Net revenues as reflected above; consist of sales to unaffiliated customers only as there were no significant inter-segment sales for the three-month periods ended March 31, 2009 and 2008.

There were no significant concentrations on net segment sales for the three-month periods ended March 31, 2009 and 2008.

Tradeshow revenue relates to the Company's Las Vegas, Nevada show.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended March 31, 2009. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

Background

ASAP Expo, Inc. (the "Company") is a trade show organizer that is initially targeting the apparel industry and an international electronic trading, financing and logistics corporation. The following three interlocking services make the Company unique: 1) ASAP Shows consists of ASAP Global Sourcing Show - held twice a year in Las Vegas, NV., ASAP Buying Trips, and Fashion International Trade Show (“FITS”) 2) China consulting services for international brands looking to enter the China market. 3) The Company's Global Financial Platform ("GFP": Patent Pending) allows U.S. buyers to purchase overseas merchandise without the need of issuing a letter of credit. The Company presently has representatives located in 25 countries throughout Asia, Africa, and the Middle East to facilitate international transactions.

Services

ASAP Global Sourcing Show

The ASAP Global Sourcing Show segment derives revenue principally from the sale of exhibit space, sponsorship and conference attendance fees generated at its events. In 2008, approximately 95% of our trade show revenue was from the sale of exhibit space. Events are generally held on a semi-annual basis in Las Vegas, Nevada. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as 90 days in advance. Cash is collected in advance of an event and is recorded on our balance sheet as deferred revenue. Revenue and related direct event expenses are recognized in the month in which the event is held.

Trade show business is seasonal, with revenue typically reaching its highest levels during the first and third quarters of each fiscal year, largely due to the timing of the ASAP Global Sourcing shows held in February and August each year. Because event revenue is recognized when a particular event is held, we also experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

Due to the Men's Apparel Guild in California's ("MAGIC") establishment of its Sourcing Zone, which is held at the same time as our shows, management believes the competing MAGIC show will make it difficult for the ASAP Global Sourcing Show to have significant growth.

Fashion International Trade Show (“FITS”)

FITS is the only Licensing Trade show held in China, committed to launch international fashion, accessory and footwear brands into China - the fastest growing consumer market in the world. FITS provides the most cost effective way and "first entry" advantage by finding an experienced partner to act as a Master Licensee to overcome the complexity of the Chinese distribution system.

FITS generates its revenue mostly from booth sales.

ASAP China Buying Trip

It was the first buying tour of its kind designed for United States and European Union buyers prepared to place production orders, license their brands, understand China's distribution channels, find joint venture possibilities and relocate United States textile plants to China. Management is planning to conduct multiple, but small size buying trips to China and Southeast Asia countries annually.

Eco Show

Environment concerned green nature products is the main focus of Eco Trade Show, a division of ASAP Show, which was launched its first edition in February 2007.

Consulting Services

China is undoubtedly the fastest growing market in the World. China has suffered less affect from the World Economic deterioration in late 2008.  International brands are still eager to enter the China domestic market. ASAP Expo is in the perfect position and timing to be the bridge between West and East. ASAP Expo acts as a consultant for international brands to locate all retail channels including web, retail store boutique shops, department store corner locations, or mail order.

Global Financial Platform

The Company developed a patent-pending global financial platform, levied with CIT - a factoring accounts receivable guarantee service. This process allows overseas sellers to gain cash advances through their local bank and eliminate the need for letters of credit to sell international merchandise. The application for the patent was filed in 2001. Due to the U. S. Patent Office's workload, the Company has not received any response to the filing. Therefore, the Company cannot predict when or if this patent will be granted. The GFP is in its development stage. There can be no assurance as to when or if the GFP will be utilized.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008

Revenue

Revenues from transaction sales for the three months ended March 31, 2009 were $0, a decrease of $6,359 or 100% compared to $6,359 for the same period last year. The reason for such a decrease on transaction sales was because the Company changed business direction and services during the period. The Company does not consider transaction sales a significant percentage of the Company's overall business in future periods, because the Company allocates most of its resources and efforts to the consulting services.

The gross tradeshow revenue for the three months ended March 31, 2009 was $33,005, a decrease of $200,797 or 86% compared to $233,802 for the same period last year. This decrease was due to decrease in number of exhibitors for the ASAP Show in February 2009 compared to the same show in February 2008. Due to the Men's Apparel Guild in California's ("MAGIC") Sourcing Zone is held at the same time, management believes the competing show will make it difficult to have significant growth for the ASAP show in the future.

Gross revenues from the consulting fees for the three months ended March 31, 2009 were $76,489. There was no revenue from consulting fees for the three months ended March 31, 2008. The company anticipates significant revenue from consulting fees in future periods, because the Company is allocating most of its resources and efforts to monetize its knowledge and relationship between West and East.

Operating Expenses

General and administrative expenses consist primarily of ASAP Global Sourcing show production costs, attendee marketing programs, and exhibitors' promotion costs. General and administrative expenses decreased by $195,850, or 52%, to $181,505 for the three months ended March 31, 2009, as compared to $377,355 for the same period last year. The decrease in general and administrative was primarily due to the decrease in ASAP Show production expenses.

ASAP Show production expenses decreased by approximately $164,365 to approximately $88,930 for the three months ended March 31, 2009 from approximately $253,295 for the same period last year. Such a decrease was due to a decrease in numbers of exhibitors, cost of venue rental decreases in Venetian Foyer compared to the Ballrooms.

Interest Expense

Interest expense decreased to $20,990 during the three months ended March 31, 2009 from $34,429 for the same period last year. This decrease is related to decrease in borrowings on the line of credit from officers.

Income Taxes

Income taxes for the three months ended March 31, 2009 were $11,300 compared to $0 for the same period last year. The income taxes were year 2008 under-accrued income taxes on the year 2008 taxable income resulting from the consulting fee received in the last quarter of 2008.

Net Loss

The Company recorded a net loss of $104,301 for the three months ended March 31, 2009, an improvement of $67,322 as compared to a net loss of $171,623 for the same period last year. Such an improvement is mainly due to the revenues generated from consulting fees and the reduction in trade show production expenses.

LIQUIDITY AND CAPITAL RESOURCES

During three months ended March 31, 2009, the Company had average monthly general and administrative expenses of approximately $14,000 (excluding ASAP Show production expenses), as compared to $25,000 for the same period last year. Management anticipates maintaining its monthly expenses in the range of $10,000 to $50,000 in the foreseeable future. The Company has switched company focus, reducing its efforts on the semi-annual ASAP show in Las Vegas, Buying Trips, FITS and emphasize more on Consulting Services to generate more revenues. At March 31, 2009, the Company has current assets of approximately $129,962. With the net revenue from the ASAP shows, Buying Trips, FITS, Consulting Fees, and continuing support from its major shareholder to provide a revolving line-of-credit, management believes the Company will have enough net working capital to sustain its business for another twelve months.

The Company has a revolving line-of-credit (the "Yuan Line of Credit") from Frank Yuan, the Company's CEO and his family, which expires on December 31, 2010 and provides for borrowings up to a maximum of $1,500,000, as amended. The Yuan Line of Credit carries an interest rate of 10.0% per annum. The total balance as of March 31, 2009 was $1,259,297, and the accrued and unpaid interest was $26,121.

The forecast of the period of time through which ASAP Expo’s financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties. ASAP Expo’s actual funding requirements may differ materially as a result of a number of factors, including unknown expenses associated with the cost of providing consulting services.

ASAP Expo has no commitments to make capital expenditures for the fiscal year ending December 31, 2009.

ASAP Expo does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the our financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, stock based compensation and the valuation of deferred taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

Revenue Recognition

The Securities and Exchange Commission issued Staff Accounting Bulletin 104 ("SAB 104"), "Revenue Recognition" which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. Management believes the Company's revenue recognition policies conform to SAB 104.

Revenues include amounts earned under transaction sales, trade show booth sales and subscription fees.

Transaction Sales

Transaction revenues are recorded in accordance with Emerging Issues Task Force Issue No. ("EITF") 99-19 "Reporting Revenue Gross as a Principal versus net as an Agent." ASAP Expo recognizes net revenues from product transaction sales when title to the product passes to the customer, net of factoring fees. For all product transactions with its customers in 2008, ASAP Show acted as a principal, took title to all products sold upon shipment, and bore inventory risk for return products that ASAP Show was not able to return to the supplier, although these risks are mitigated through arrangements with factories, shippers and suppliers.

Trade Shows

Trade shows generate revenue through exhibitor booths sales, corporate sponsorship, and advertising. Such revenue is typically collected in advance, deferred and then recognized at the time of the related trade show. ASAP Expo organizes two trade shows per year in February and August in Las Vegas.

Consulting Fees

The Company acts as a consultant for international brands to enter the China market.  For this service, the Company charges international brands a consultant fee.  The fee is based upon hours serviced and an upfront retainer fee.  The Company also receives a portion of royalty revenue from the brand for sales above and beyond a pre-specified minimum guarantee.  The Company recognizes its Consultant fees and Royalty revenue when they are received.

Deferred Tax Asset Valuation

ASAP Expo accounts for income taxes under Statement of Financial Accounting Standard ("SFAS") No. 109, "ACCOUNTING FOR INCOME TAXES." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management provides a valuation allowance for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The impact of the adoption of SFAS 141R on our financial position, results of operations will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51" ("SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company does not expect the impact of the adoption of SFAS 160 to be material.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The Company does not expect the impact of this adoption to be material.

On May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company does not expect SFAS No. 162 will have an impact on its financial position and results of operations.

The Company continues to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the footnotes to the Company 's unaudited financial statements, note 1.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of March 31, 2009 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure." (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act
32.1	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASAP EXPO, INC. (Registrant)

Date: June 5, 2009	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer