Form 10-Q/A
period 2009-03-31
ASAP Expo, Inc.
filed 2009-06-23
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

Commission file number: 001-51554

ASAP EXPO, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10501 Valley Blvd, Suite 1880, El Monte, CA	91731
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

The Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2009, filed by ASAP Expo, Inc. (the “Company”) with the Securities and Exchange Commission on June 5, 2009, inadvertently stated the incorrect IRS Employer Identification Number. The correct Federal Employers Identification Number is 22-3962936, as reflected on the cover with this Quarterly Report on Form 10-Q/A.

Except as identified in the immediately preceding paragraph, no other items included in the original Form 10-Q have been amended. This Amendment No. 1 on Form 10-Q/A does not modify or attempt to update the financial statements, footnotes or any other disclosures as contained in the original Form 10-Q.

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

ASAP EXPO, INC. (Registrant)

Date: June 23, 2009	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer