Form 10-Q
period 2009-06-30
ASAP Expo, Inc.
filed 2009-08-19
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number    001-51554

ASAP EXPO, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10501 Valley Blvd, Suite 1880, El Monte, CA	91731
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (626) 279-1800

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

Number of shares outstanding of the issuer's classes of common equity, as of June 30, 2009: 8,704,669 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ASAP EXPO, INC.
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current Assets
Cash	$30,018	12,312
Prepaid expenses and other receivables	5,322	126,703
Prepaid income taxes	3,570	-
Due from affiliated companies	145,231	-
Total Current Assets	184,141	139,015

Property and equipment, net	56,914	64,431

Security deposit	2,200	-

Total Assets	$243,255	$203,446

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$66,812	68,198
Deferred Revenue	35,088	6,215
Capitalized Lease, current	13,427	13,151
Due to affiliated company	-	10,268
Total Current Liabilities	115,327	97,832

Long-term Liabilities
Capitalized Lease, noncurrent	44,537	50,213
Line of credit, officers	1,416,297	1,190,290
Total Long-term Liabilities	1,460,834	1,240,504

Commitments and contingencies

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized,
8,704,669 shares issued and outstanding at June 30, 2009 and December 31, 2008	8,705	8,705
Capital deficiency	(1,126,292)	(1,126,292)
Accumulated deficit	(215,319)	(17,302)
Total Stockholders' Deficit	(1,332,906)	(1,134,890)

Total Liabilities and Stockholders' Deficit	$243,255	$203,446

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues:
Transaction apparel sales	$-	$700	$-	$7,059
Tradeshow revenue	30,614	26,440	63,619	260,242
Consulting fee	-	-	76,489	-
Total revenues	30,614	27,140	140,108	267,301

Operating expenses:
Cost of transaction sales	-	-	-	5,765
General and administrative	50,160	32,546	180,104	359,566
Payroll and related benefits	52,235	40,399	103,796	84,969
Total operating expenses	102,395	72,945	283,900	450,300

Loss from operations	(71,781)	(45,805)	(143,792)	(182,999)

Other Income (Expense)
Other income	100	-	100	-
Interest expense	(31,637)	(37,662)	(52,627)	(72,091)
Total other Income (Expense)	(31,537)	(37,662)	(52,527)	(72,091)

Loss before income taxes	(103,318)	(83,467)	(196,319)	(255,090)
Income taxes	(9,602)	-	1,698	-

Net loss	(93,716)	(83,467)	$(198,017)	(255,090)

Net loss per common share
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding
Basic and diluted	8,704,669	8,704,669	8,704,669	8,704,669

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
STATEMENTS OF CASH  FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(198,017)	$(255,090)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	7,517	-
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	121,382	(29,457)
Security deposit	(2,200)	-
Prepaid income taxes	(3,570)	-
Accounts payable and accrued expenses	(1,386)	15,690
Deferred revenues	28,873	(26,384)

Net cash used in operating activities	(47,401)	(295,241)

Cash flows from investing activities:
Advance to affiliated companies	(155,499)	-
Payment from affiliated company	-	266,414

Net cash provided by (Used in) investing activities	(155,499)	266,414

Cash flows from financing activities:
Payments on capital lease	(5,400)	-
Proceeds from borrowings on line-of-credit from officers	905,000	471,550
Repayments of borrowings on line-of-credit from officers	(678,994)	(438,683)

Net cash provided by financing activities	220,606	32,867

Net (decrease) increase in cash	17,706	4,040

Cash, beginning of period	12,312	26,758

Cash, end of period	$30,018	$30,798

Supplemental disclosures of cash flow information:
Cash paid during ther period
Interest	$63,096	$61,991
Income taxes	$5,268	$-

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

In addition, ASAP Expo provides advisory services for companies wanting to become publicly traded and raise capital in the United States or Europe.

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At June 30, 2009, the Company has a capital deficiency of approximately $1,126,292 resulted from the accumulated deficit of its parent company that was transferred to the Company according to the Agreement, working capital of approximately $127,928 and a lack of profitable operating history. The Company hopes to increase revenues from its trade shows and consultation business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

Consulting Fees

The Consulting fees and Royalty revenue are recognized when earned.  Consulting fees subject to refund are recorded as deferred revenue until the project is completed and the fees are no longer refundable.

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

NOTE 2 – DUE FROM (TO) AFFILIATED COMPANIES

The Company has loan from two affiliated companies, IBMC and ASAP Hotel Management whose major shareholder, Frank Yuan is also a shareholder and officer of the Company. There is no written note for the working capitals loaned to the affiliated companies. At June 30, 2009 and December 31, 2008, the balance of the loan to affiliated companies was $145,231 and $0, respectively.

At June 30, 2009 and December 31, 2008, the loan from IBMC was $0 and $10,268, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2009	2008

Automobile	$64,431	$64,431
	64,431	64,431
Less: Accumulated depreciation	(7,517)	-
	$56,914	$64,431

NOTE 4 – DEFERRED REVENUE

Consulting fees received for providing advisory services are subject to refund until the client becomes publicly traded in the United States or Europe, thus are recorded as deferred revenue until the fees are no longer refundable.

NOTE 5 - CAPITAL LEASE

In 2008, the Company entered into a lease arrangement to acquire a vehicle. Future minimum payments and the obligations due under the capital lease are as follows:

For the Year Ended December 31:
2009	$9,342
2010	16,015
2011	16,015
2012	16,015
2013	6,673
Less amount representing interest at 5% per annum	(6,096)
57,964
Less Current Portion	(13,427)
Long Term Portion	$44,537

NOTE 6 - LINE-OF-CREDIT FROM OFFICERS

The Company has an unsecured revolving line-of-credit (the "Line") from Frank Yuan, the Company's Chief Executive Officer, and certain family members which expires on December 31, 2010 and provides for borrowings up to a maximum of $1,500,000, as amended. The Line carries an interest rate of 10.0% per annum. The balances as of June 30, 2009 and December 31, 2008 were $1,416,297 and $1,190,290, respectively; the accrued and unpaid interests were $54,961 and $65,430, respectively.

NOTE 7 - INCOME TAXES

In connection with the spin-off, the tax attributes associated with ASAP was not retained by the Company. As of June 30, 2009, the Company had Federal net tax operating loss carry forwards of approximately $215,319 available to offset future taxable income. The carry forwards expire in varying amounts through 2029.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2009 and 2008 are presented below:

	Six Months Ended June 30,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$78,879	$58,400
Total deferred tax assets	78,879	58,400
Less: valuation allowance	(78,879)	(58,400)
Net deferred tax assets	$-	$-

NOTE 8 - SHAREHOLDERS' DEFICIT

Common Stock

At June 30, 2009, the Company has 45,000,000 shares of common stock authorized. Upon the spin off from China Yili at December 31, 2008, the Company had 300,161 shares issued and outstanding at par value $0.001 per share. On June 12, 2009, the Company declared a 29-for-one stock dividend that is being treated as a stock split of its common stock. No fractional shares will be issued. The number of common stock shares outstanding increased to 8,704,669 at June 30, 2009. All share and per share information has been retroactively adjusted to reflect the effect of stock dividend.

Options and Warrants

The Company does not have a stock option plan or any options or warrants issued and outstanding as of June 30, 2009.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Lease

Prior to May 1, 2009, the Company leased office space under month to month lease agreement with its CEO Frank Yuan, an arm’s length transaction. The lease provided for monthly lease payments of $4,500.

Starting May 1, 2009, the Company leases office space under a one-year lease term agreement with San Gabriel Valley Free Trade Zone. The lease provides for monthly lease payments of $2,200. Future minimum lease payments as of June 30, 2009 approximate $13,200 for 2009.

 NOTE 10 - BUSINESS SEGMENTS

Reportable business segments as of and for the periods ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,
	2009	2008

Revenues:
Transaction apparel sales	$-	$7,059
Tradeshow revenue	63,619	260,242
Consulting fee	76,489	-
	$140,108	$267,301

Income (loss) from operations:
Transaction apparel sales	$-	$1,294
Trade shows	(43,296)	(14,795)
Consulting fee	64,414	-
Corporate	(164,908)	(169,499)
	$(143,790)	$(183,000)

Identifiable assets:
Transaction sales	$-	$-
Trade shows	98,024	62,141
Consulting	145,231	-
	$243,255	$62,141

Net revenues as reflected above consist of sales to unaffiliated customers only as there were no significant inter-segment sales for the six-month periods ended June 30, 2009 and 2008.

There were no significant concentrations on net segment sales for the six-month periods ended June 30, 2009 and 2008.

Tradeshow revenue relates to the Company's Las Vegas, Nevada show.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended June 30, 2009. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

Background

ASAP Expo, Inc. (the "Company") is a trade show organizer that is initially targeting the apparel industry and an international electronic trading, financing and logistics corporation. The following three interlocking services make the Company unique: 1) ASAP Shows consists of ASAP Global Sourcing Show - held twice a year in Las Vegas, Nevada, ASAP Buying Trips, and Fashion International Trade Show (“FITS”) 2) China consulting services for international brands looking to enter the China market. 3) The Company's Global Financial Platform ("GFP": Patent Pending) allows U.S. buyers to purchase overseas merchandise without the need of issuing a letter of credit. The Company presently has representatives located in 25 countries throughout Asia, Africa, and the Middle East to facilitate international transactions.

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

ASAP China Buying Trip

It was the first buying tour of its kind designed for United States and European Union buyers prepared to place production orders, license their brands, understand China's distribution channels, find joint venture possibilities and relocate United States textile plants to China. Management is planning to conduct multiple, but smaller size buying trips to China and Southeast Asia countries annually.

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

RESULTS OF OPERATIONS

Six Months Ended June 20, 2009 and 2008

Revenue

Revenues from transaction sales for the six months ended June 30, 2009 were $0, a decrease of $7,059 or 100% compared to $7,059 for the same period last year. The reason for such a decrease on transaction sales was because the Company changed business direction and services during the period. The Company does not consider transaction sales a significant percentage of its overall business in future periods, because the Company allocates most of its resources and efforts to the consulting services.

The gross tradeshow revenue for the six months ended June 30, 2009 was $63,619, a decrease of $196,623 or 75.6% compared to $260,242 for the same period last year. This decrease was due to decrease in number of exhibitors for the ASAP Show in August 2009 compared to the same show in August 2008. Due to the Men's Apparel Guild in California's ("MAGIC") Sourcing Zone is held at the same time, management believes the competing show will make it difficult to have significant growth for the ASAP show in the future.

Gross revenues from the consulting fees for the six months ended June 30, 2009 were $76,489. There was no revenue from consulting fees for the six months ended June 30, 2008. The company anticipates significant revenue from consulting fees in future periods, because the Company is allocating most of its resources and efforts to monetize its knowledge and relationship between West and East.

Operating Expenses

General and administrative expenses consist primarily of ASAP Global Sourcing show production costs, attendee marketing programs, and exhibitors' promotion costs. General and administrative expenses decreased by $179,462, or 49.9%, to $180,104 for the six months ended June 30, 2009, as compared to $359,566 for the same period last year. The decrease in general and administrative was primarily due to the decrease in ASAP Show production expenses.

ASAP Show production expenses decreased by approximately $142,596 or 58.7% to $101,870 for the six months ended June 30, 2009 from $244,466 for the same period last year. Such a decrease was due to a decrease in numbers of exhibitors, cost of venue rental decreases in Venetian Foyer compared to the Ballrooms.

Payroll and related benefits increased by approximately $18,827 or $22.2% to $103,796 for the six months ended June 30, 2009 from $84,969 for the same period last year. The increase was primarily due to employee pay raise.

Interest Expense

Interest expense decreased to $52,627 during the six months ended June 30, 2009 from $72,091 for the same period last year. This decrease is related to lower average balance on the line of credit from officers.

Income Taxes

Income taxes for the six months ended June 30, 2009 were $1,698 compared to $0 for the same period last year. The income taxes were year 2008 under-accrued income taxes on the year 2008 taxable income resulting from the consulting fee received in the last quarter of 2008.

Net Loss

The Company recorded a net loss of $198,017 for the six months ended June 30, 2009, an improvement of $57,073 as compared to a net loss of $255,090 for the same period last year. Such an improvement is mainly due to the reduction in trade show production expenses and in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

During six months ended June 30, 2009, the Company had average monthly general and administrative expenses of approximately $29,085 (excluding ASAP Show production expenses), as compared to $33,345 for the same period last year. Management anticipates maintaining its monthly expenses in the range of $10,000 to $50,000 in the foreseeable future. The Company has switched company focus, reducing its efforts on the semi-annual ASAP show in Las Vegas, Buying Trips, FITS and emphasize more on Consulting Services to generate more revenues. At June 30, 2009, the Company has current assets of approximately $184,141. With the net revenue from the ASAP shows, Buying Trips, FITS, Consulting Fees, and continuing support from its major shareholder to provide a revolving line-of-credit, management believes the Company will have enough net working capital to sustain its business for another twelve months.

The Company has a revolving line-of-credit (the "Yuan Line of Credit") from Frank Yuan, the Company's CEO and his family, which expires on December 31, 2010 and provides for borrowings up to a maximum of $1,500,000, as amended. The Yuan Line of Credit carries an interest rate of 10.0% per annum. The total balance as of June 30, 2009 was $1,416,297, and the accrued and unpaid interest was $54,961.

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

Revenues include amounts earned under transaction sales, trade show booth sales, and consulting fee.

Transaction Sales

Transaction revenues are recorded in accordance with Emerging Issues Task Force Issue No. ("EITF") 99-19 "Reporting Revenue Gross as a Principal versus net as an Agent." ASAP Expo recognizes net revenues from product transaction sales when title to the product passes to the customer, net of factoring fees. For all product transactions with its customers in 2009, ASAP Show acted as a principal, took title to all products sold upon shipment, and bore inventory risk for return products that ASAP Show was not able to return to the supplier, although these risks are mitigated through arrangements with factories, shippers and suppliers.

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

In addition, the Company provides advisory services for companies wanting to become publicly traded and raise capital in the United States or Europe. Consulting fees received for providing advisory services are subject to refund until the client becomes publicly traded in the United States or Europe, thus are recorded as deferred revenue until the fees are no longer refundable.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of June 30, 2009 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure." (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ASAP EXPO, INC.
(Registrant)
Date: August 18, 2009	By:	/s/ Frank S. Yuan
Frank S. Yuan
Chairman, Chief Executive Officer