Form 10-Q
period 2009-09-30
ASAP Expo, Inc.
filed 2009-11-23
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

☐ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number    001-51554

ASAP EXPO, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10501 Valley Blvd, Suite 1880, El Monte, CA	91731
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of the issuer's classes of common equity, as of September 30, 2009: 8,704,669 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current Assets
Cash	$40,871	12,312
Prepaid expenses and other receivables	3,238	126,703
Prepaid income taxes	5,337	-
Due from affiliated companies	118,345	-
Total Current Assets	167,791	139,015

Property and equipment, net	53,693	64,431

Security deposit	2,200	-

Total Assets	$223,684	$203,446

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$33,579	68,198
Deferred Revenue	500,000	6,215
Capitalized Lease, current	13,595	13,151
Due to affiliated company	-	10,268
Total Current Liabilities	547,174	97,832

Long-term Liabilities
Capitalized Lease, noncurrent	41,075	50,213
Line of credit, officers	983,397	1,190,290
Total Long-term Liabilities	1,024,472	1,240,503

Commitments and contingencies

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized,
8,704,669 shares issued and outstanding at September 30, 2009 and December 31, 2008	8,705	8,705
Capital deficiency	(1,126,292)	(1,126,292)
Accumulated deficit	(230,375)	(17,302)
Total Stockholders' Deficit	(1,347,962)	(1,134,889)

Total Liabilities and Stockholders' Deficit	$223,684	$203,446

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues:
Transaction apparel sales	$-	$-	$-	$7,059
Tradeshow revenue	49,234	357,663	112,853	617,905
Consulting fee	-	-	76,489	-
Total revenues	49,234	357,663	189,342	624,964

Operating expenses:
Cost of transaction sales	-	-	-	5,765
General and administrative	(34,673)	317,422	145,431	676,988
Payroll and related benefits	73,474	48,416	177,270	133,385
Total operating expenses	38,801	365,837	322,701	816,137

Loss from operations	10,433	(8,174)	(133,359)	(191,173)

Other Income (Expense)
Other income	86	-	186	-
Interest expense	(25,575)	(34,121)	(78,202)	(106,212)
Total other Income (Expense)	(25,489)	(34,121)	(78,016)	(106,212)

Loss before income taxes	(15,056)	(42,295)	(211,375)	(297,385)
Income taxes	-	-	1,698	-

Net loss	(15,056)	(42,295)	$(213,073)	(297,385)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.03)

Weighted average common shares outstanding
Basic and diluted	8,704,669	8,704,669	8,704,669	8,704,669

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(213,073)	$(297,385)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	10,738	-
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	123,466	934
Security deposit	(2,200)	-
Prepaid income taxes	(5,337)	-
Accounts payable and accrued expenses	(34,619)	87,942
Deferred revenues	493,785	(50,603)

Net cash used in operating activities	372,760	(259,112)

Cash flows from investing activities:
Advance to affiliated companies	(128,613)	-
Payment from affiliated company	-	196,353

Net cash provided by (Used in) investing activities	(128,613)	196,353

Cash flows from financing activities:
Payments on capital lease	(8,694)	-
Proceeds from borrowings on line-of-credit from officers	513,000	768,461
Repayments of borrowings on line-of-credit from officers	(719,894)	(708,984)

Net cash provided by financing activities	(215,588)	59,477

Net (decrease) increase in cash	28,559	(3,282)

Cash, beginning of period	12,312	26,758

Cash, end of period	$40,871	$23,476

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$119,558	$98,516
Income taxes	$7,035	$-

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

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At September 30, 2009, the Company has a capital deficiency of approximately $1,126,292 resulted from the accumulated deficit of its parent company that was transferred to the Company according to the Agreement, negative working capital of approximately $379,383 and a lack of profitable operating history. The Company hopes to increase revenues from its trade shows and consultation business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

REVENUE RECOGNITION

The Securities and Exchange Commission issued Staff Accounting Bulletin 104 ("SAB 104"), "Revenue Recognition", included in the Codification as ASC 605, Revenue Recognition which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. Management believes the Company's revenue recognition policies conform to ASC 605.

Revenues include amounts earned under transaction sales, trade show booth sales and consulting fees.

Transaction Sales

Transaction revenues are recorded in accordance with Emerging Issues Task Force Issue No. ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus net as an Agent", included in the Codification as ASC 605, Revenue Recognition. The Company recognizes revenues from product transaction sales when title to the product passes to the customer. For all product transactions with its customers, the Company acts as a principal, takes title to all products sold upon shipment, and bears inventory risk for return products that the Company is not able to return to the supplier, although these risks are mitigated through arrangements with factories, shippers and suppliers.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”), expected to be included in the FASB Accounting Standards Codification (‘Codification’) as Accounting Standards Codification (‘ASC 860”), Transfers and Servicing. This topic improves the comparability of information that a reporting entity provides regarding transfers of financial assets and the effects on its financial statements. This topic is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that this topic will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), expected to be included in the Codification as ASC 810, Consolidation. This topic changes the consolidation guidance applicable to a variable interest entity. Among other things, it requires a qualitative analysis to be performed in determining whether an enterprise is the primary beneficiary of a variable interest entity. This topic is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that SFAS No. 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS No. 168”), included in the Codification as ASC 105, Generally Accepted Accounting Principles. This topic is the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. This topic is effective for interim and annual reporting periods ending after September 15, 2009. On September 30, 2009, the Company adopted this topic, which has no effect on the Company’s financial statements as it is for disclosure purposes only.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), included in the Codification as ASC 855, Subsequent Events. This topic establishes the period in which management of a reporting entity should evaluate events and transactions for recognition or disclosure in the financial statements. It also describes the circumstances under which an entity should recognize events or transactions that occur after the balance sheet date. This topic is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of this topic to have a material effect on its financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), included in the Codification as ASC 810-10-65-1. This topic establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This topic also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This topic is effective for fiscal years beginning October 1, 2009. The Company does not expect the impact of the adoption of SFAS 160 to be material.

NOTE 2 – DUE FROM (TO) AFFILIATED COMPANIES

The Company has loaned to two affiliated companies, IBMC and ASAP Hotel Management whose major shareholder, Frank Yuan is also a shareholder and officer of the Company. There is no written note for the working capitals loaned to the affiliated companies. At September 30, 2009 and December 31, 2008, the balance of the loan to affiliated companies was $118,345 and $0, respectively.

At September 30, 2009 and December 31, 2008, the loan from IBMC was $0 and $10,268, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2009	2008

Automobile	$64,431	$64,431
	64,431	64,431
Less: Accumulated depreciation	(10,738)	-
	$53,693	$64,431

NOTE 4 – DEFERRED REVENUE

Consulting fees received for providing advisory services are subject to refund until the client becomes publicly traded in the United States or Europe, thus are recorded as deferred revenue until the fees are no longer refundable.

At September 30, 2009, the deferred revenue was $500,000 for the advisory services provided to one of its affiliated companies.

NOTE 5 - CAPITAL LEASE

In 2008, the Company entered into a lease arrangement to acquire a vehicle. Future minimum payments and the obligations due under the capital lease are as follows:

For the Year Ended December 31:
2009	$5,338
2010	16,015
2011	16,015
2012	16,015
2013	6,673
Less amount representing interest at 5% per annum	(5,386)
54,670
Less Current Portion	(13,595)
Long Term Portion	$41,075

NOTE 6 - LINE-OF-CREDIT FROM OFFICERS

The Company has an unsecured revolving line-of-credit (the "Line") from Frank Yuan, the Company's Chief Executive Officer, and certain family members which expires on December 31, 2010 and provides for borrowings up to a maximum of $1,500,000, as amended. The Line carries an interest rate of 10.0% per annum. The balances as of September 30, 2009 and December 31, 2008 were $983,397 and $1,190,290, respectively; the accrued and unpaid interests were $24,074 and $65,430, respectively.

NOTE 7 - INCOME TAXES

In connection with the spin-off, the tax attributes associated with ASAP was not retained by the Company. As of September 30, 2009, the Company had Federal net tax operating loss carry forwards of approximately $230,375 available to offset future taxable income. The carry forwards expire in varying amounts through 2029.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at September 30, 2009 and 2008 are presented below:

	Nine Months Ended September 30,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$84,877	$58,400
Total deferred tax assets	84,877	58,400
Less: valuation allowance	(84,877)	(58,400)
Net deferred tax assets	$-	$-

NOTE 8 - SHAREHOLDERS' DEFICIT

Common Stock

At September 30, 2009, the Company has 45,000,000 shares of common stock authorized. Upon the spin off from China Yili at December 31, 2008, the Company had 300,161 shares issued and outstanding at par value $0.001 per share. On June 12, 2009, the Company declared a 29-for-one stock dividend that is being treated as a stock split of its common stock. No fractional shares will be issued. The number of common stock shares outstanding increased to 8,704,669 upon the stock dividend. All share and per share information has been retroactively adjusted to reflect the effect of stock dividend.

Options and Warrants

The Company does not have a stock option plan or any options or warrants issued and outstanding as of September 30, 2009.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Lease

Prior to May 1, 2009, the Company leased office space under month to month lease agreement with its CEO Frank Yuan, an arm’s length transaction. The lease provided for monthly lease payments of $4,500.

Starting May 1, 2009, the Company leases office space under a one-year lease term agreement with San Gabriel Valley Free Trade Zone. The lease provides for monthly lease payments of $2,200.  The Company subleases its office space to one of its affiliated companies for monthly lease payment of $2000. Future minimum lease payments as of September 30, 2009 approximate $600 for 2009.

 NOTE 10 - BUSINESS SEGMENTS

Reportable business segments as of and for the periods ended September 30, 2009 and 2008 are as follows:

	Nine Months Ended September 30,
	2009	2008

Revenues:
Transaction apparel sales	$-	$7,059
Tradeshow revenue	112,853	617,905
Consulting fee	76,489	-
	$189,342	$624,964

Income (loss) from operations:
Transaction apparel sales	$-	$1,294
Trade shows	72,695	50,715
Consulting fee	58,489	-
Corporate	(264,544)	(243,182)
	$(133,359)	$(191,173)

Identifiable assets:
Transaction sales	$-	$-
Trade shows	105,339	24,039
Consulting	118,345	70,451
	$223,684	$94,490

Net revenues as reflected above consist of sales to unaffiliated customers only as there were no significant inter-segment sales for the nine-month periods ended September 30, 2009 and 2008.

There were no significant concentrations on net segment sales for the nine-month periods ended September 30, 2009 and 2008.

Tradeshow revenue relates to the Company's Las Vegas, Nevada show.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended September 30, 2009. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2009 and 2008

Revenue

Revenues from transaction sales for the nine months ended September 30, 2009 were $0, a decrease of $7,059 or 100% compared to $7,059 for the same period last year. The reason for such a decrease on transaction sales was because the Company changed business direction and services during the period. The Company does not consider transaction sales a significant percentage of its overall business in future periods because the Company has been allocating most of its resources and efforts to the consulting services.

The gross tradeshow revenue for the nine months ended September 30, 2009 was $112,853, a decrease of $505,052 or 81.7% compared to $617,905 for the same period last year. This decrease was due to decrease in number of exhibitors for the ASAP Show in February and August 2009 compared to the same shows in 2008. Due to the Men's Apparel Guild in California's ("MAGIC") Sourcing Zone is held at the same time, management believes the competing show will make it difficult to have significant growth for the ASAP show in the future.

Gross revenues from the consulting fees for the nine months ended September 30, 2009 were $76,489. There was no revenue from consulting fees for the nine months ended September 30, 2008. The company anticipates significant revenue from consulting fees in future periods because the Company has been allocating most of its resources and efforts to monetize its knowledge and relationship between West and East.

Operating Expenses

General and administrative expenses consist primarily of ASAP Global Sourcing show production costs, attendee marketing programs, and exhibitors' promotion costs. General and administrative expenses decreased by $531,557, or 78.5%, to $145,431 for the nine months ended September 30, 2009, as compared to $676,988 for the same period last year. The decrease in general and administrative was primarily due to the decrease in ASAP Show production expenses.

ASAP Show production expenses decreased by approximately $476,431 or 93.3% to $34,489 for the nine months ended September 30, 2009 from $510,919 for the same period last year. Such a decrease was due to a decrease in numbers of exhibitors, cost of venue rental decreases in Venetian Foyer compared to the Ballrooms.

Payroll and related benefits increased by approximately $42,642 or $32.0% to $176,027 for the nine months ended September 30, 2009 from $133,385 for the same period last year. The increase was primarily due to employee pay raise.

Interest Expense

Interest expense decreased to $78,202 during the nine months ended September 30, 2009 from $106,212 for the same period last year. This decrease is related to lower average balance on the line of credit from officers.

Income Taxes

Income taxes for the nine months ended September 30, 2009 were $1,698 compared to $0 for the same period last year. The income taxes were year 2008 under-accrued income taxes on the year 2008 taxable income resulting from the consulting fee received in the last quarter of 2008.

Net Loss

The Company recorded a net loss of $213,073 for the nine months ended September 30, 2009, an improvement of $84,312 as compared to a net loss of $297,385 for the same period last year. Such an improvement is mainly due to the reduction in trade show production expenses and in interest expense.

Three Months Ended September 30, 2009 and 2008

Revenue

The gross tradeshow revenue for the three months ended September 30, 2009 was $49,234, a decrease of $308,429 or 86.2% compared to $357,663 for the same period last year. This decrease was due to decrease in number of exhibitors for the ASAP Show in August 2009 compared to the same show in August 2008. Due to the Men's Apparel Guild in California's ("MAGIC") Sourcing Zone is held at the same time, management believes the competing show will make it difficult to have significant growth for the ASAP show in the future.

Operating Expenses

General and administrative expenses consist primarily of ASAP Global Sourcing show production costs, attendee marketing programs, and exhibitors' promotion costs. General and administrative expenses were negative $34,673 for the three months ended September 30, 2009 as compared to $317,422 for the same period last year. The negative general and administrative expenses for the three months ended September 30, 2009 was due to adjustments in the period to reclassify payments made in prior periods for one of the Company’s affiliates from “expense” to “due from affiliated companies”. The decrease in general and administrative was also due to the decrease in ASAP Show production expenses.

ASAP Show production expenses were negative $67,382 for the three months ended September 30, 2009 as compared to $266,454 for the same period last year due to adjustments in the period to reclassify payments made in prior periods for one of the Company’s affiliates from “expense” to “due from affiliated companies”. Such a decrease was also due to a decrease in numbers of exhibitors, cost of venue rental decreases in Venetian Foyer compared to the Ballrooms.

Payroll and related benefits increased by approximately $25,058 or $51.8% to $73,474 for the three months ended September 30, 2009 from $48,416 for the same period last year. The increase was primarily due to employee pay raise.

Interest Expense

Interest expense decreased to $25,575 during the three months ended September 30, 2009 from $34,121 for the same period last year. This decrease is related to lower average balance on the line of credit from officers.

Net Loss

The Company recorded a net loss of $15,056 for the three months ended September 30, 2009, an improvement of $27,239 as compared to a net loss of $42,295 for the same period last year. Such an improvement is mainly due to the reduction in trade show production expenses and in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

During nine months ended September 30, 2009, the Company had average monthly general and administrative expenses of approximately $30,830 (excluding ASAP Show production expenses), as compared to $33,273 for the same period last year. Management anticipates maintaining its monthly expenses in the range of $10,000 to $50,000 in the foreseeable future. The Company has switched company focus, reducing its efforts on the semi-annual ASAP show in Las Vegas, Buying Trips, FITS and emphasize more on Consulting Services to generate more revenues. At September 30, 2009, the Company has current assets of approximately $167,791. With the net revenue from the ASAP shows, Consulting Fees, and continuing support from its major shareholder to provide a revolving line-of-credit, management believes the Company will have enough net working capital to sustain its business for another twelve months.

The Company has a revolving line-of-credit (the "Yuan Line of Credit") from Frank Yuan, the Company's CEO and his family, which expires on December 31, 2010 and provides for borrowings up to a maximum of $1,500,000, as amended. The Yuan Line of Credit carries an interest rate of 10.0% per annum. The total balance as of September 30, 2009 was $983,397, and the accrued and unpaid interest was $24,074.

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

Revenue Recognition

The Securities and Exchange Commission issued Staff Accounting Bulletin 104 ("SAB 104"), "Revenue Recognition", included in the Codification as ASC 605, Revenue Recognition which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. Management believes the Company's revenue recognition policies conform to ASC 605.

Revenues include amounts earned under transaction sales, trade show booth sales, and consulting fee.

Transaction Sales

Transaction revenues are recorded in accordance with Emerging Issues Task Force Issue No. ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus net as an Agent", included in the Codification as ASC 605, Revenue Recognition. ASAP Expo recognizes net revenues from product transaction sales when title to the product passes to the customer, net of factoring fees. For all product transactions with its customers in 2009, ASAP Show acted as a principal, took title to all products sold upon shipment, and bore inventory risk for return products that ASAP Show was not able to return to the supplier, although these risks are mitigated through arrangements with factories, shippers and suppliers.

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

Deferred Tax Asset Valuation

ASAP Expo accounts for income taxes under Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes", included in the Codification as ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management provides a valuation allowance for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

New Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”), expected to be included in the FASB Accounting Standards Codification (‘Codification’) as Accounting Standards Codification (‘ASC 860”), Transfers and Servicing. This topic improves the comparability of information that a reporting entity provides regarding transfers of financial assets and the effects on its financial statements. This topic is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that this topic will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), expected to be included in the Codification as ASC 810, Consolidation. This topic changes the consolidation guidance applicable to a variable interest entity. Among other things, it requires a qualitative analysis to be performed in determining whether an enterprise is the primary beneficiary of a variable interest entity. This topic is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that SFAS No. 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS No. 168”), included in the Codification as ASC 105, Generally Accepted Accounting Principles. This topic is the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. This topic is effective for interim and annual reporting periods ending after September 15, 2009. On September 30, 2009, the Company adopted this topic, which has no effect on the Company’s financial statements as it is for disclosure purposes only.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), included in the Codification as ASC 855, Subsequent Events. This topic establishes the period in which management of a reporting entity should evaluate events and transactions for recognition or disclosure in the financial statements. It also describes the circumstances under which an entity should recognize events or transactions that occur after the balance sheet date. This topic is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of this topic to have a material effect on its financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), included in the Codification as ASC 810-10-65-1. This topic establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This topic also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This topic is effective for fiscal years beginning October 1, 2009. The Company does not expect the impact of the adoption of SFAS 160 to be material.

The Company continues to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the footnotes to the Company 's unaudited financial statements, note 1.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of September 30, 2009 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure." (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

ASAP EXPO, INC. (Registrant)

Date: 11/20/2009	/s/ Frank S. Yuan
Frank S. Yuan Chairman, Chief Executive Officer