Form 10-K
period 2009-12-31
ASAP Expo, Inc.
filed 2010-04-16
CIK 1419275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition Period from January 1, 2009 to December 31, 2009

Commission file number: 001-51554

ASAP EXPO, INC.
(Name of small business issuer in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9436 Jacob Lane Rosemead, California	91770
(Address of principal executive offices)	(Zip Code)

(626) 279-1800
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001
(Title of class)

Name of exchange on which registered: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant's net revenue for its most recent fiscal year: $217,542.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2009, computed by reference to the closing price of that date, was $957,162, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On April 15, 2010, the registrant had 8,704,669 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes ☐ No ☒

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB, and specifically in the sections entitled "Description of Business" and "Management's Discussion and Analysis or Plan of Operations," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "plans," "expects," "may," "will," "should," or "anticipates" or the negative thereof or any other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company, as defined below. These forward-looking statements involve risks and uncertainties, including those statements incorporated by reference into this Form 10-KSB. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. The following are some of the factors that could cause actual results to differ materially from those reflected in any forward looking statement made by or on behalf of the Company: domestic and foreign government regulations, an early-stage company with a limited operating history, unproved profit potential of the business model, intense competition from many entities, dependent on many foreign alliances, market acceptance of the services provided, maintaining relationships with key apparel retailers / buyers, and the ability to create additional relationships and regulatory factors beyond the Company's control. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-KSB and in the Company's other reports filed with the Securities and Exchange Commission ("SEC") that attempt to advise interested parties of the risks and factors that may affect the Company's business.

ITEM 1. DESCRIPTION OF BUSINESS

ASAP Expo, Inc. (“ASAP Expo” or the “Company” or “We” or “Our”) d.b.a. ASAP International Holdings Inc., was incorporated on April 10, 2007 under the laws of the State of Nevada.

ASAP Expo provides investment banking, management consulting and global trading services for Chinese companies. Our mission is to be the bridge between China and the Western world. The Investment Banking Services division helps Chinese companies list on the public trading markets in the USA or Europe. Management Consultant division assists our own portfolio companies to meet Western management standards and enhance its value in the public market arena. Global Business Services division provides consulting to entities seeking business opportunities in the U.S, Europe, and China.

Investment Banking Division specializes in assisting Chinese companies to meet corporate growth and strategic objectives by accessing international capital markets such as Germany Frankfurt Exchange and/or USA exchanges. We aim to provide a turnkey solution to our clients, which include pre-IPO consultation, M&A, private placement, bridge loan financing, RTO, Post-Listing Service and financing.

In 2008, ASAP Expo entered the Germany Frankfurt Exchange and established its presence in the Deutsche Boerse Open Market. The products we created are capable of proving our clients, especially small and median size companies, the opportunity to access international capital markets. Our mission is to provide our clients, including start ups and early stage developments with the services that will assist them in the “first step” in becoming a public company.

Management Consultants division assists our own portfolio companies to meet Western management standards and enhance its value in the public market arena. Our Management Services division receives minority interests of these Chinese business entities. We provide management advice as well as additional capital, public listing services, enabling the portfolio companies to successfully expand their market share and enhance their market capitalization. As a bridge to China, Management Consultants division allows investors to participate directly in the rapid growth of the Chinese economy.

The Global Trading Service Division is previously known as ASAP Show Inc, which is the industrial authority in tradeshow organizing and global sourcing. Based on the past 14 years trade show experience and the authority in sourcing, ASAP Expo has gradually modified its focus and direction in order to adapt to the most current trend in business. We believe that buyers need one stop shopping and accountability. This means buyers want to have a company in the U.S. that will be responsible for the merchandise quality. And, overseas manufacturers desperately need a local U.S. factory representative to speak for their company.

Global Trade Services” (GTS) provides the following services:

1) Resources for buyers.
2) Quality inspection and assurance.
3) Logistics, including ocean or air shipment, and door to door service.
4) Finance assistance including opening Letter of Credits (LC) for the buyer to purchase the merchandise.
5) LDP (Landed Duty Paid) quotations and payment terms for all the merchandise.

EMPLOYEES

As of December 31, 2009, ASAP Expo employed 4 full-time employees classified as follows: 3 full-time executive officers; and 1 full-time administrative personnel.  The Company believes that relations with its employees are good.

COMPETITORS

According to the management’s best information, there are currently a limited number of similar investment consulting and trade finance firms in the market, but, in the future, there might be other new players that enter into the business and compete with us, despite the intellectual and financial capital required. While there are over 200 investment consulting companies specializing in Chinese small and medium sized enterprises, there are few companies with which we compete in our market.

RISK FACTORS RELATING TO ASAP EXPO

The following risk factors include, among other things, cautionary statements with respect to certain forward-looking statements, including statements of certain risks and uncertainties that could cause actual results to vary materially from the future results referred to in such forward-looking statements.

GOVERNMENT REGULATION

We are subject to all applicable laws, policies and regulations that govern the financial guarantee industry in China, including those adopted by China’s central bank, the People’s Bank of China (“PBOC”), which sets monetary policy and, together with the State Administration of Foreign Exchange (“SAFE”), foreign-exchange policies. According to the 1995 Central Bank law, the State Council maintains oversight of PBOC policies.

Regulations were recently promulgated by State Development and Reform Commission, or SDRC, and SAFE, that require registration with, and approval from, PRC government authorities in connection with direct or indirect offshore investment activities by individuals who are PRC residents and PRC corporate entities. These regulations may apply to the Company’s future offshore or cross-border acquisitions, as well as to the equity interests in offshore companies held by the Company’s PRC shareholders who are considered PRC residents. The Company intends to make all required applications and filings and will require the shareholders of the offshore entities in the Company’s corporate group who are considered PRC residents to make the application and filings as required under these regulations and under any implementing rules or approval practices that may be established under these regulations. However, because these regulations are relatively new and lacking implementing rules or reconciliation with other approval requirements, it remains uncertain how these regulations and any future legislation concerning offshore or cross-border transactions will be interpreted and implemented by the relevant government authorities.

The approval criteria by SDRC agencies for outbound investment by PRC residents are not provided under the relevant SDRC regulations. Also, the criteria for registration with SAFE agencies, and whether such registration procedure is discretionary, are still uncertain as the criteria, if any, are not provided for under relevant SDRC regulations. Furthermore, there is a lack of relevant registration precedents for us to determine the registration criteria in practice. Accordingly, the Company cannot provide any assurances that we will be able to comply with, qualify under or obtain any registration or approval as required by these regulations or other related legislations. Further, we cannot assure you that our shareholders would not be considered PRC residents, given uncertainties as to what constitutes a PRC resident for the purposes of the regulation, or that if they are deemed PRC residents, they would (or would be able to) comply with the requirements. Our failure or the failure of our PRC resident shareholders to obtain these approvals or registrations may restrict our ability to acquire a company outside of China or use our entities outside of China to acquire or establish companies inside of China, which could negatively affect our business and future prospects.

As a U.S. public company, we are also subject to Federal and state securities laws.

TAX IMPLICATIONS OF THE COMPANY’S BUSINESS

Taxes on profits earned on our affiliated China companies are calculated in accordance with taxation principles currently effective in the PRC. We expect that the Chinese government will continue its stable financial policy, move forward with its reform of its tax system, and continue to emphasize financial and economic efficiency. The essential aim of the tax policy of China is to sustain current stable economic and social development pace. Specifically, in terms of the reform of the tax collection policy, the principles underlying such reform include simplifying the tax system, expanding the tax foundation, lowering the tax rate, and implementing a strict collection system. These principles are aimed at immediate and efficient economic development, the development of science and technology, and economic usage of energy and resources. We expect that the Add-Value Tax system will be continued in China.

WE ARE SUBJECT TO UNITED STATES GOVERNMENT REGULATIONS WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

The Company's primary source of income is from overseas apparel exporters who are willing to exhibit at its trade shows and participate in buying trips. Apparel imports into the United States are heavily regulated by the United States government. If the United States government imposes higher tariffs, increases quotas or imposes limitations on quantities of imports, it will adversely affect the Company's business. Fewer foreign apparel exporters will participate in the Company's events if they are limited in exporting to the United States.

WE ARE SUBJECT TO FOREIGN GOVERNMENT REGULATIONS WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

The Company's primary source of income is from overseas apparel exporters who are willing to exhibit at its trade shows and participate in buying trips. Foreign governments may advise their exporters to sell merchandise to countries other than the United States to balance their export concentration. Such policies could adversely affect the Company's trade show exhibitor revenue because foreign exporters will promote their business by following their own government's policies and incentives.

LIMITED OPERATING HISTORY

Until February 28, 2009, the Company operated a business consisting of organizing trade shows and events. The Company abandoned this line of business in March of 2009 and the Company entered the investment consulting business full time. Accordingly, there is a limited relevant operating history upon which an evaluation of the Company’s prospects and future performance can be based. There can be no assurance that the Company will be able to raise additional capital to develop its business plan, generate meaningful revenues or become a viable business. Because the Company’s markets are relatively new and constantly changing, the Company may need to change its business model frequently.

LIMITED PUBLIC MARKET FOR THE COMPANY’S COMMON STOCK

There is currently a limited public market for the shares of the Company’s common stock. There can be no assurances that such limited market will continue or that any shares of the Company’s common stock may be sold without incurring a loss. The market price of the Company’s common stock may not necessarily bear any relationship to the Company’s book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for its common stock in the future. Further, the market price for the Company’s common stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions.

LOW-PRICED STOCKS

The Company’s common stock is currently listed for trading on the OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which make it more difficult for the Company’s shareholders to conduct trades. It may also make it more difficult for the Company to obtain future financing. Further, the Company’s securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stocks” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that the Company remains subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for the Company’s securities. Because the Company’s securities are subject to the “penny stock rules”, investors will find it more difficult to dispose of the Company’s securities. Further, for companies whose securities are traded in the over-the-counter market, it is more difficult to obtain accurate quotations and to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies.

NO DIVIDENDS

The Company has not paid any dividends on its common stock to date and there are no plans for paying dividends on its common stock in the foreseeable future. The Company intends to retain earnings, if any, to provide funds for the execution of its business plan. The Company does not intend to declare or pay any dividends in the foreseeable future. Therefore, there can be no assurance that holders of common stock will receive any additional cash, stock or other dividends on their shares of common stock until the Company has funds, which our board of directors determines can be allocated to dividends.

PRC laws and our corporate structure may restrict our ability to receive dividends and payments from, and transfer funds to, our PRC operating company, which may negatively affect our results of operations and restrict our ability to act in response to changing market conditions. Substantially most of our operations are conducted through our PRC operating company. The ability of our PRC operating company to make dividend and other payments to us may be restricted by factors such as changes in applicable foreign exchange and other laws and regulations. For example, under the SAFE regulations discussed above, the foreign exchange activities of our present or prospective PRC subsidiaries are conditioned upon the compliance with the SAFE registration requirements by the shareholders of our offshore entities who are PRC residents. Failure to comply with these SAFE registration requirements may substantially restrict or prohibit the foreign exchange inflow to and outflow from our PRC subsidiaries, including, remittance of dividends and foreign currency denominated borrowings by these PRC subsidiaries. In addition, our PRC operating company is required, where applicable, to allocate a portion of its net profit to certain funds before distributing dividends, including at least 10% of its net profit to certain reserve funds until the balance of such fund has reached 50% of its registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to equity capital, and application to business expansion, and are not distributable as dividends. Our PRC operating company is also required, where applicable, to allocate an additional 5% to 10% of its net profits to a statutory common welfare fund. The net profit available for distribution from our PRC operating company is determined in accordance with generally accepted accounting principles in China, which may materially differ from a determination performed in accordance with U.S. GAAP. As a result, we may not receive sufficient distributions or other payments from this entities to enable us to make dividend distributions to our shareholders in the future, even if our U.S. GAAP financial statements indicate that our operations have been profitable.

RISKS ASSOCIATED WITH DOING BUSINESS IN CHINA

Changes in the political and overall economic conditions of China, which are outside the control of management, could have a material adverse effect on the Company’s business, operating results and financial condition. The Company has historically conducted transactions with customers outside the United States in United States dollars. Payroll and other costs of foreign operations are payable in foreign currencies, primarily Hong Kong dollars and Chinese Renminbi. To the extent future revenue is denominated in foreign currencies, the Company would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on the Company’s business, financial condition and operating results. To date, we have not engaged in any hedging transactions in connection with our international operations.

Risks Associated with China’s Economic, Political and Social Conditions. Substantially all of the Company’s operations and assets are located in China, and substantially all of its net revenue is derived from its operations in China. Accordingly, the Company’s results of operations and future prospects are subject to economic, political and social developments in China. In particular, the Company’s results of operations may be adversely affected by:

 · Changes in China’s political, economic and social conditions;
 · Changes in policies of the government or changes in laws and regulations, or the interpretation of laws and regulations;
 · Changes in foreign exchange regulations;
 · Measures that may be introduced to control inflation, such as interest rate increases; and
 · Changes in the rate or method of taxation.

The PRC’s economy has historically been a planned economy. The majority of productive assets in China are still owned by various levels of the PRC government. In recent years the government has implemented economic reform measures emphasizing decentralization, utilization of market forces in the development of the economy and a high level of management autonomy. Such economic reform measures may be inconsistent or ineffectual, and the Company may not benefit from all such reforms. Furthermore, these measures may be adjusted or modified, possibly resulting in such economic liberalization measures being applied inconsistently from industry to industry, or across different regions of the country.

In the past twenty years, China has been one of the world’s fastest growing economies in terms of gross domestic product, or GDP. This growth may not be sustainable. Moreover, a slowdown in the economies of the United States, the European Union and certain Asian countries may adversely affect economic growth in China which depends on exports to those countries. The Company’s financial condition and results of operations, as well as its future prospects, would be materially and adversely affected by an economic downturn in China.

The legal system in China has inherent uncertainties that may limit the legal protections available to you as an investor or to us in the event of any claims or disputes with third parties. The legal system in China is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the central government has promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. As China’s foreign investment laws and regulations are relatively new and the legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available to our shareholders and to us in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

INTERNAL POLITICAL RISKS

Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on the Company’s business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. In addition, the Chinese government could enact laws which restrict or prohibit the Company from conducting its surety and loan guarantees.

RISKS ASSOCIATED WITH EFFECTING SERVICE OF LEGAL PROCESS AND ENFORCING JUDGMENTS AGAINST US AND OUR MANAGEMENT

Substantially most of our operations and assets are located in China. In addition, most of our directors and executive officers named in this document constantly travel within China, and many of the assets of these persons are also located within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these directors or executive officers or some of the experts named in this document, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, management has been advised by the company’s PRC legal counsel that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of court judgments. As a result, recognition and enforcement in China of judgments of a court of the United States or any other jurisdiction, including judgments against us or our directors or executive officers, may be difficult or impossible.

RISKS RELATED TO LIMITATIONS ON THE LIABILITY OF OUR DIRECTORS TO OUR SHAREHOLDERS

Our articles of incorporation provide, as permitted by governing Nevada law, that our directors shall not be personally liable to our stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. Our bylaws require us to provide mandatory indemnification of directors to the fullest extent permitted by Nevada law, except for matters arising under the securities laws of the United States. Further, we may elect to adopt forms of indemnification agreements to cover directors and officers. These provisions and agreements may discourage shareholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by shareholders on behalf of us against a director.

RISKS ASSOCIATED WITH PAYMENT SECURITIES

To the extent the Company receives Payment Securities as payment for the performance of surety guarantee services, the financial status of the Company will be affected by the volatility of these securities for as long as they are held by the Company. You may lose money on your investment in the Company if the value of the Payment Securities declines. The risks affecting the value of the Payment Securities are described below:

MARKET RISK

Stock prices are volatile. Market risk refers to the risk that the value of Payment Securities in the Company’s portfolio may decline due to daily fluctuations in the securities markets generally. The Company’s financial performance will change periodically based on many factors that may generally affect the stock market, including fluctuation in interest rates, national and international economic conditions and general equity market conditions. In a declining stock market, stock prices for all companies (including those in the Company’s portfolio) may decline, regardless of their long-term prospects.

GEOGRAPHIC CONCENTRATION IN CHINA

The Chinese economy is generally considered an emerging and volatile market. Prices for Payment Securities may be very sensitive to adverse political, economic, or regulatory developments in China and other Asian countries, and may experience significant losses in such conditions. China’s central government has historically exercised substantial control over the Chinese economy through administrative regulation and/or state ownership. Despite economic reforms that have resulted in less direct central and local government control over Chinese businesses, actions of the Chinese central and local government authorities continue to have a substantial effect on economic conditions in China. These activities, which may include central planning, partial state ownership of or government actions designed to substantially influence certain Chinese industries, market sectors or particular Chinese companies, may adversely affect the companies whose securities the Company holds. Government actions may also affect the economic prospects for, and the market prices and liquidity of, the Payment Securities. In addition, currency fluctuations, monetary policies, competition, social instability or political unrest may adversely affect economic growth in China. The Chinese economy and Chinese companies may also be adversely affected by regional security threats, including those from Taiwan and North Korea, as well as adverse developments in Chinese trade policies, or in trade policies toward China by countries that are trading partners with China.

GOVERNMENT RELATIONSHIPS RISK

While companies in China may be subject to limitations on their business relationships under Chinese law, these laws may not be consistent with certain political and security concerns of the U.S. As a result, Chinese companies may have material direct or indirect business relationships with governments that are considered state sponsors of terrorism by the U.S. government, or governments that otherwise have policies in conflict with the U.S. government (an “Adverse Government”). If the clients of the Company whose Payment Securities the Company holds have or develop a material business relationship with an Adverse Government, then the Company will be subject to the risk that these companies’ reputation and price in the market will be adversely affected.

RISK OF LOSS OF CHINESE BUSINESS LICENSE

As mentioned above in “Overview of the Company’s Business - Investment Objectives and Policies”, the SMEs that the Company selects as clients for its services and, therefore, the SMEs whose Payment Securities the Company holds, are generally leaders in their respective industries. One factor in this industry leadership is the fact that the Chinese government only issues a limited number of business licenses in any given industry, so, as long as the SME maintains its license, it is likely to remain near the top of the industry. However, business licenses are only valid for a limited term, and it is up to the discretion of the Chinese government to renew a license. Licenses may not be renewed for any reason or no reason; therefore, there is a risk that an SME will lose its license in the future, which would prevent the SME from carrying on its business and cause it to lose money or even dissolve. As a result, the loss of a business license would have a significant adverse effect on the value of the Payment Securities held by the Company of such an SME.

SMALL COMPANY RISK

The Company may hold Payment Securities of smaller companies. Stocks of smaller companies may have more risks than those of larger companies. In general, smaller companies have less experienced management teams, serve smaller markets, and find it more difficult to obtain financing for growth or potential development than larger companies. Due to these and other factors, small companies may be more susceptible to market downturns, and their stock prices may be more volatile than those of larger companies.

BUSINESS AND SECTOR RISK

From time to time, a particular set of circumstances may affect a particular industry or certain companies within an industry, while having little or no impact on other industries or other companies within the industry. For instance, economic or market factors; regulation or deregulation; and technological or other developments may negatively impact all companies in a particular industry. To the extent the Company invests heavily in a particular industry that experiences such a negative impact, the Company’s portfolio will be adversely affected.

INTEREST RATE RISK

Increases in interest rates typically lower the present value of a company’s future earnings stream. Since the market price of a stock changes continuously based upon investors’ collective perceptions of future earnings, stock prices will generally decline when investors anticipate or experience rising interest rates.

ISSUER RISK

The value of an individual security or particular type of security can be more volatile than the market as a whole and can perform differently from the value of the market as a whole.

PRIVATE INVESTMENTS RISK

The Company’s involvement in the reverse merger transactions will be subject to a number of risks because the Payment Securities will often be illiquid securities for which there is no public market. Illiquid securities are subject to risks of potential delays in resale and uncertainty in valuation. The Company values illiquid securities using its fair value procedures (described below) but there can be no assurance that (i) the Company will determine fair value for a private investment accurately; (ii) that the Company will be able to sell private securities for the fair value determined by the Company; or (iii) that the Company will be able to sell such securities at all.

WE DEPEND ON THE RELIABILITY OF OUR SERVICES.

As a member of the service industry, ASAP is dependent upon the reliability of its consulting advice. There is no guarantee that ASAP will be able to provide reliable services. Even though the Company's is a unique niche services firm, there is no guarantee that other investment advisory firms will not copy or follow the Company's unique services. If a competitor starts to copy our unique services, which is possible, management believes that it will face more intense competition than before.

WE DEPEND UPON KEY MEMBERS OF MANAGEMENT, THE LOSS OF ANY OF WHOM WOULD NEGATIVELY IMPACT OUR BUSINESS.

The implementation of our business plan relies on key members of the management team and sales, marketing, and finance personnel. There is no guarantee that these employees will continue to work for ASAP. In addition, there is no guarantee that ASAP will be able to replace these employees with personnel of similar caliber should they not be able to work, or decide not to work for ASAP.

WE HAVE AN ACCUMULATED DEFICIT OF $297,312 AS OF DECEMBER 31, 2009 AND HAVE RECEIVED AN OPINION FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY .

We have history of operating losses, including a net loss of $280,010 in 2009. As of December 31, 2009, we had an accumulated deficit of $297,312. These losses have resulted principally from expenses incurred for general and administrative, payroll and interest. We have not been profitable since inception and we do not expect to be profitable in the near future. No assurances can be given as to whether we will ever be profitable.

Our independent registered public accounting firm has added an explanatory paragraph to their report of independent registered public accounting firm issued in connection with the financial statements for the year ended December 31, 2009 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INTELLECTUAL PROPERTY PROTECTION

ASAP has one patent pending that pertains to business processes: Global Financial Platform. ASAP's GFP eliminates the need for letters of credit by allowing overseas suppliers to ship merchandise to pre-approved retailers/buyers in the United States. ASAP pioneered this process by establishing the first tri-party agreement with US Factor Company and Foreign Bank. In essence, it is the first workable international factoring mechanism. Overseas suppliers, U.S. retailers/buyers, international banks and US Factor Company are linked to ASAP's GFP. Through this arrangement, each of the tri-party participants plays an integral role. First, US Factor Company guarantees the credit worthiness of the U.S. retailers/buyers. Secondly, Foreign Bank provides cash advances up to 80% and acts as the conduit for foreign suppliers to receive payment. Through ASAP's GFP, U.S. retailers/buyers can purchase overseas merchandise, just as they purchase domestic merchandise, with open terms and without the need to open letters of credit. Overseas suppliers ship merchandise to pre-approved retailers without payment risk and receive up to 80% cash advance when they ship the merchandise.

In addition, ASAP has trademarked the following trade names: ASAP Global Sourcing Show(TM), DEPS(TM); FOCASTING(TM); and Internet Sourcing Network(TM).

OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL THAT ARE IN HIGH DEMAND.

Our future success depends on our ability to attract and retain highly skilled petroleum engineers, production supervisors, transportation specialists and marketing personnel.  In general, qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand.  In a specialized scientific field, such as ours, the demand for qualified individuals is even greater.  If we are unable to successfully attract or retain the personnel we need to succeed, we will be unable to implement our business plan.

WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT AND FINANCIAL CONTROLS IN CHINA.

The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

GOVERNMENT REGULATION MAY HINDER OUR ABILITY TO FUNCTION EFFICIENTLY.

The national, provincial and local governments in the People’s Republic of China are highly bureaucratized.  The day-to-day operations of our business require frequent interaction with representatives of the Chinese government institutions.  The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting.  Significant delays can result from the need to obtain governmental approval of our activities.  These delays can have an adverse effect on the profitability of our operations.  In addition, compliance with regulatory requirements applicable to petroleum refining may increase the cost of our operations, which would adversely affect our profitability.

CAPITAL OUTFLOW POLICIES IN CHINA MAY HAMPER OUR ABILITY TO PAY DIVIDENDS TO SHAREHOLDERS IN THE UNITED STATES.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

WE HAVE LIMITED BUSINESS INSURANCE COVERAGE.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s executive offices in the United States are leased and located at 9436 Jacob Lane Rosemead, California 91770. Its telephone number is (626) 297-1800. The lease agreement is entered and commenced on May 1, 2009, and is a one year lease. ASAP currently leases approximately 1,500 square feet at an average monthly rent of approximately $2,500.

ITEM 3. LEGAL PROCEEDINGS

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock began trading on the NASDAQ Over-the-Counter Bulletin Board ("OTC-BB") on January 20, 2010 under the symbol "ASAE".  As of April 15, 2010, there has been limited trading volume.

HOLDERS OF RECORD

On December 31, 2009, the Company's issued and outstanding common stock totaled 8,704,669 shares, held by approximately 150 shareholders of record and by indeterminate number of additional shareholders through nominee or street name accounts with brokers.

DIVIDENDS

The Company has not paid dividends in prior years and has no plans to pay dividends in the near future. The Company intends to reinvest its earnings on the continued development and operation of its business. Any payment of dividends would depend upon the Company's pattern of growth, profitability, financial condition, and such other factors, as the Board of Directors may deem relevant.

PENNY STOCK

The Company's securities are subject to the Securities and Exchange Commission's "penny stock" rules. The penny stock rules may affect the ability of owners of the Company's shares to sell them. There may be a limited market for penny stocks due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investments in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers might be greater than any profit an investor may make. Because of large spreads that market makers quote, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor.

The Company's securities are also subject to the Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investor" means, in general terms, institutions with assets exceeding $5,000,000 or individuals having net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of the Company's securities to buy or sell in any market.

SUBSEQUENT EVENT

None.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's audited financial statements and the related notes thereto which are included elsewhere in this report for the years ended December 31, 2009 and 2008, respectively. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of Part I of this Report on Form 10-KSB. ASAP Expo’s actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in the Company's filings with the SEC.

OVERVIEW

ASAP Expo provides investment banking, management consulting and global trading services to Chinese companies. The mission is to bridge the China and the Western world.

The Investment Banking Services division helps Chinese companies list on the public trading markets in the USA or Europe. In 2008, ASAP Expo entered the Germany Frankfurt Exchange and established its presence in the Deutsche Boerse Open Market. The products we created are capable of proving our clients, especially small and median size companies, the opportunity to access international capital markets. Our mission is to provide our clients, including start ups and early stage developments with the services that will assist them in the “first step” in becoming a public company.

Management Consultant division assists our own portfolio companies to meet Western management standards and enhance its value in the public market arena.

Global Business Services division provides consulting to entities seeking business opportunities in the U.S, Europe, and China. Its Global Trade Services (GTS) provides the following services:

1) Resources for buyers.
2) Quality inspection and assurance.
3) Logistics, including ocean or air shipment, and door to door service.
4) Finance assistance including opening Letter of Credits (LC) for the buyer to purchase the merchandise.
5) LDP (Landed Duty Paid) quotations and payment terms for all the merchandise.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents comparative information for the years ended December 31, 2009 and 2008.

	12/31/09	12/31/08

Revenues, net	$217,542	$1,043,883
Income (loss) from operations	$(180,452)	$198,234
Income taxes	$2,498	$-
Net income (loss)	$(280,010)	$57,712
Income (loss) per share-basic and diluted	$(0.03)	$0.01

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

The following discussion sets forth information for the year ended December 31, 2009, compared with the same period ended December 31, 2008. This information has been derived in part from the audited consolidated financial statements of the Company contained elsewhere in this Form 10-KSB.

Revenue

During the year ended December 31, 2009, the Company had transaction sales of $0 compared to $7,059 for the year ended December 31, 2008. The reason for such a decrease on transaction sales was because the Company changed business direction and services during the period. The Company has been allocating most of its resources and efforts to the investment banking, management consulting and global trading services.

The gross tradeshow revenue for the year ended December 31, 2009 was $120,053, a decrease of $498,659 or 80.6% compared to $618,712 for the same period last year. This decrease was due to the Company’s transitioning into providing investment banking, management consulting and global trading services.

Gross revenues from the consulting fees for the year ended December 31, 2009 were $76,489. There was no revenue from consulting fees for the year ended December 31, 2008. The company anticipates significant revenue from consulting fees in future periods because the Company has been allocating most of its resources and efforts to monetize its knowledge and relationship between West and East.

Operating Expenses

General and administrative expenses consist primarily of ASAP Global Sourcing show production costs, attendee marketing programs, and exhibitors' promotion costs. General and administrative expenses decreased by $533,018, or 80.5%, to $129,275 for the year ended December 31, 2009, as compared to $662,293 for the same period last year.

The decrease in general and administrative was primarily due to the decrease in ASAP Show production expenses. ASAP Show production expenses decreased by approximately $459,865 or 93.1% to $34,269 for the year ended December 31, 2009 from $494,134 for the same period last year. Such a decrease was due to a decrease in numbers of exhibitors and cost of venue rental in Venetian Foyer compared to the Ballrooms as a resulted of the Company’s business transitioning from trade show organization to investment banking, management consulting and global trading services.

Payroll and related benefits increased by approximately $91,127 or $51.3% to $268,719 for the year ended December 31, 2009 from $177,592 for the same period last year. The increase was primarily due to an employee pay raise.

Interest Expense

Interest expense decreased to $101,268 during the year ended December 31, 2009 from $140,522 for the year ended December 31, 2008. This decrease is related to lower average balance on the line of credit from officers.

Income Taxes

Income taxes for the year ended December 31, 2009 were $2,498 compared to $0 for the same period last year. The income taxes includes year 2008 under-accrued income taxes on the year 2008 taxable income resulting from the consulting fee received in the last quarter of 2008.

Net Income/Loss

The net loss for the year ended December 31, 2009 was $280,010 compared to net income of $57,711 for the year ended December 31, 2008. The decrease in net income is mainly due to the decreased in revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to a deficit of $643,531 at December 31, 2009 from $41,184 at December 31, 2008, primarily due to the deferred revenue and due to affiliated company. During the year ended December 31, 2009, the Company had average monthly general and administrative expenses of approximately $7,917 (excluding ASAP Show production expenses), as compared to $14,013 for year ended December 31, 2008. During the next twelve months, ASAP Expo will focus on its investment banking, management consulting and global trading services to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a revolving line-of-credit, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a revolving line-of-credit (the "Yuan Line of Credit") from Frank Yuan, the Company's CEO and certain members of his family, which is due upon demand, and provides for borrowings up to a maximum total of $1,500,000, as amended. The Yuan Line of Credit carries an interest rate of 10.0% per annum. The total balance as of December 31, 2009 was $991,560, and the accrued and unpaid interest was $46,065.

The forecast of the period of time through which ASAP Expo’s financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties. ASAP Expo’s actual funding requirements may differ materially as a result of a number of factors, including unknown expenses associated with the cost of providing investment banking, management consulting and global trading services.

ASAP Expo has no commitments to make capital expenditures for the fiscal year ending December 31, 2009.

Over the next two to five years, ASAP Expo plans to utilize a combination of internally generated funds from operations and potential debt and equity financing to fund its long-term growth.

The Report of the Company's Independent Registered Public Accounting Firm on our December 31, 2009 financial statements includes an explanatory paragraph stating that the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.

At the present time, we have received no commitments for the funds required for our planned capital investments.  Obtaining those funds, if we can do so, will require that we issue substantial amounts of equity securities or incur significant debts.  We believe that the expected return on those investments will justify the cost.  However, our plan, if accomplished, will significantly increase the risks to our liquidity.

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

Revenue Recognition

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition" which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. SAB 101 has been amended and replaced by SAB 104. Management believes the Company's revenue recognition policies conform to SAB 104.

Revenues include amounts earned under transaction sales, trade show booth sales, and consulting fee.

Transaction Sales

Transaction revenues are recorded in accordance with Emerging Issues Task Force Issue No. ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus net as an Agent", included in the Codification as ASC 605, Revenue Recognition. ASAP Expo recognizes revenues from product transaction sales when title to the product passes to the customer, net of factoring fees. For all product transactions with its customers, ASAP Expo acted as a principal, took title to all products sold upon shipment, and bore inventory risk for return products that ASAP Expo was not able to return to the supplier, although these risks are mitigated through arrangements with factories, shippers and suppliers.

Trade Shows

Trade shows generate revenue through exhibitor booths sales, corporate sponsorship, and advertising. Such revenue is typically collected in advance, deferred and then recognized at the time of the related trade show.

Consulting Fees

The Company acted as a consultant for international brands to enter the China market. For this service, the Company charged international brands a consultant fee. The fee is based upon hours serviced and an upfront retainer fee. The Company also receives a portion of royalty revenue from the brand for sales above and beyond a pre-specified minimum guarantee. The Company recognizes its Consultant fees and Royalty revenue when they are received.

In addition, the Company provides advisory services for companies wanting to become publicly traded and raise capital in the United States or Europe. Consulting fees received for providing advisory services are subject to refund until the client becomes publicly traded in the United States or Europe, thus are recorded as deferred revenue until the fees are no longer refundable.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standard ("SFAS") No. 109, "ACCOUNTING FOR INCOME Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management provides a valuation allowance for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

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

ITEM 7. FINANCIAL STATEMENTS

The Company's audited Financial Statements are set forth beginning on page F-1 in this Form 10-KSB

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's December 31, 2009 Form 10-KSB. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC. Based on his most recent evaluation as of the Evaluation Date, our CEO and CFO has also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting, at the reasonable assurance level, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, and such officer has identified no material weaknesses in our internal controls over financial reporting.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Limitations On the Effectiveness of Internal Control

Our management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following are the directors and executive officers of the Company as of March 31, 2010.

NAME	AGE	POSITIONS HELD WITH COMPANY

Frank S. Yuan	59	Chairman and Chief Executive Officer since 2007
Charles Rice	68	Director since 2007
James Vandeberg	66	Director since 2007
Peter Lin	40	Director since 2007
Deborah Shamaley	51	Director since 2007

There are no family relationships among any of the directors and executive officers.

The following sets forth certain biographical information concerning each director and executive officer:

Frank Yuan - Combining decades of experience in the apparel, banking, real estate, insurance and computer industries, Frank Yuan has developed and started multiple new ventures in his 30 plus years as an immigrant in the United States. Before the Company, Mr. Yuan founded multi-million dollars of business in men's apparel private label & wholesale company, a "Knights of Round Table" sportswear line, a "Uniform Code" sweater line, and men's clothing retail store chain. Mr. Yuan also founded UNI-Fortune, a real-estate development company, and co-founded United National Bank, Evertrust Bank, Western Cities Title Insurance Company and Serv-American National Title Insurance. Mr. Yuan received a B.A. degree in economics from Fu-Jen Catholic University in Taiwan and a M.B.A. degree from Utah State University. Mr. Yuan was a director & CEO of C-ME since 1996 and ASAP Expo since 2005.

James L. Vandeberg - brings more than 30 years of Corporate Counsel and Secretarial experience to ASAP Expo, Inc. He has significant experience advising, both Internet and retail, companies on securities, financing, mergers and acquisitions, and general corporate matters including IPO’s, SEC compliance and investor relation issues. Currently, he is a partner of the Seattle based law firm of the OTTO Law Group. Vandeberg received his B.A. in accounting from the University of Washington and his J.D. from New York University.

Charles Rice - is a former senior buyer for Sears & Montgomery Ward, has more than 30 years of international apparel buying experience, working for both Sears and Wards. He brings extensive lists of long established contacts with both retailers and manufacturers to ASAP’s board. Rice holds a B.S. in business and economics from the University of Delaware.

Deborah Shamaley - a chain store and apparel-jobbing entrepreneur, has 20 years of retail and wholesale apparel experience. Ms. Shamaley co-founded The Apparel Group (“TAG”). TAG imported and sold women's apparel wholesale to more than 1,800 retailers, including Nordstrom's, J.C. Penney's, Sears, and Burlington Coat Factory. TAG also owned and operated a 23 apparel store-chain under the name $11.99 Puff. Ms. Shamaley sold the company in 1996. Since 1995, Ms. Shamaley has also been involved as an owner in Shamaley Ford car dealership one of the largest in El Paso, Texas.

Peter Lin - Worked as Investment Credit Research Manager, and managed structured finance securities credit research for a US$ 30 Billion investment portfolio at WesCorp. His research coverage includes U.S. and foreign RMBS, CMBS, ABS and CDOs. He also leads the research team in conducting research and credit analysis on financial institutions, broker dealers, bond issuers and servicers, and sovereign countries. Prior to joining WesCorp, Mr. Lin was an Investment Analyst at EquiView Capital, a hedge fund management company that specializes in small and mid cap equities and offshore private placement investment. Prior to joining EquiView Capital, Mr. Lin worked as a mergers and acquisitions analyst at Watson Pharmaceuticals where his team completed more than $500 million in product rights and company acquisitions. Mr. Lin began his professional career as an associate at The Capital Group Companies and Franklin Templeton Group. Peter received his MBA from University of Southern California, MIS from Claremont Graduate University, and BS Business Admin from UC Berkeley.

COMMITTEES

The Board of Directors does not have an audit committee or a compensation committee, due to the small size of the Board.  The Board of Directors also does not have an audit committee financial expert, due to the recent change in management of the Company.

CODE OF ETHICS

The Company does not have formal written values and ethical standards, due to the small number of members of management.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the compensation we have paid to each executive officer and all executive officers as a group, for the fiscal years ended December 31, 2009 and 2008, annual compensation, including salary and bonuses paid by the Company to the Chief Executive Officer. No other executive officers received more than $150,000 during the fiscal years-ended December 31, 2009 and 2008. The Company does not currently have a long-term compensation plan and does not grant any long-term compensation to its executive officers or employees.

The table does not reflect certain personal benefits, which in the aggregate are less than ten percent of the named executive officer's salary and bonus. No other compensation was granted for the periods ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation

Yuan, Frank	2009	$150,000	$-	$-	$-	N/A	$-	$-
(CEO)	2008	$150,000	$-	$-	$-	N/A	$-	$-

COMPENSATION OF DIRECTORS

All outside directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as directors of the Company and do not receive any payroll.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has a revolving line of credit totaling $1,500,000 with Frank Yuan and certain members of his family. The line of credit bears interest at 10% per annum and is due upon demand, as amended. During fiscal 2009 and 2008, the Company incurred interest expense totaling $101,268 and $140,242 in connection with the Line. At December 31, 2009, the balance of the Line was $991,560, and the accrued and unpaid interest was $46,065.

ITEM 13. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid by the Company for professional services rendered for the audits of the annual financial statements and fees billed for other services rendered by its principal accountants:

Type of Services Rendered	2009	2008

Audit Fees	$12,000	$38,000
Audit-Related Fees	$3,000	$10,900
Tax Fees	$0	$0
All Other Fees	$0	$0

Audit related services include fees incurred during the period ended December 31, 2009 and 2008 related to the Company's distribution of the ASAP shares.

Pre-approval Policies and Procedures

The Audit Committee has sole authority to approve any audit and significant non-audit services to be performed by its independent accountants. Such approval is required prior to the related services being performed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASAP EXPO, INC.

Date: April 15, 2010	By:	/s/ Frank Yuan
Frank Yuan
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Frank S. Yuan	Date: April 15, 2010
Frank S. Yuan
Director

By:	/s/ Charles Rice	Date: April 15, 2010
Charles Rice
Director

By:	/s/ Deborah Shamaley	Date: April 15, 2010
Deborah Shamaley
Director

By:	/s/ James Vandeberg	Date: April 15, 2010
James Vandeberg
Director

ASAP EXPO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ASAP Expo, Inc
Rose Mead, California

To the Board of Directors:

We have audited the accompanying consolidated balance sheet of ASAP Expo, Inc. for the year ended December 31, 2009 and the related statements of operations, shareholders' equity, and cash flows for the year then ended  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASAP Expo, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hood Sutton Robinson & Freeman CPAs, P.C.

Hood Sutton Robinson & Freeman CPAs, P.C.
Certified Public Accountants

April 14, 2010
Tulsa, Oklahoma

ASAP EXPO, INC.
BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS
Current Assets
Cash	$5,785	12,312
Prepaid expenses and other receivables	6,035	126,704
Prepaid income taxes	4,537	-
Total Current Assets	16,357	139,016

Property and equipment, net	50,471	64,431
Security deposit	2,200	-
Long-term Investment	203,912	-

Total Assets	$272,940	$203,447

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$46,065	68,198
Deferred Revenue	500,000	6,215
Capitalized Lease, current	13,823	13,151
Due to affiliated company	100,000	10,268
Total Current Liabilities	659,888	97,832

Long-term Liabilities
Capitalized Lease, noncurrent	36,391	50,213
Line of credit, officers	991,560	1,190,291
Total Long-term Liabilities	1,027,951	1,240,504

Commitments and contingencies

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized,
8,704,669 shares issued and outstanding at September 30, 2009 and December 31, 2008	8,705	8,705
Capital deficiency	(1,126,292)	(1,126,292)
Accumulated deficit	(297,312)	(17,302)
Total Stockholders' Deficit	(1,414,899)	(1,134,889)

Total Liabilities and Stockholders' Deficit	$272,940	$203,447

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

Revenues:
Transaction apparel sales	$-	$7,059
Tradeshow revenue	120,053	618,712
Consulting fee	76,489	418,112
Management Fee	21,000	-
Total revenues	217,542	1,043,883

Operating expenses:
Cost of transaction sales	-	5,765
General and administrative	129,275	662,292
Payroll and related benefits	268,719	177,592
Total operating expenses	397,994	845,649

Income (loss) from operations	(180,452)	198,234

Other Income (Expense)
Other income	296	-
Investment Income	3,912
Interest expense	(101,268)	(140,522)
Total other Income (Expense)	(97,060)	(140,522)

Income (loss) before income taxes	(277,512)	57,712
Income taxes	2,498	-

Net income (loss)	$(280,010)	57,712

Net income (loss) per common share
Basic and diluted	$(0.03)	$0.01

Weighted average common shares outstanding
Basic and diluted	8,704,669	8,704,669

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Capital	(Accumulated	Stockholders'
	Shares	Amount	Deficiency	deficit)	Deficit

BALANCE, JANUARY 1, 2008	8,701,480	$8,705	$(1,126,292)	$(75,014)	$(1,192,601)

Net income	-	-	-	57,712	57,712

BALANCE, DECEMBER 31, 2008	8,701,480	8,705	(1,126,292)	(17,302)	(1,134,889)

Net loss	-	-	-	(280,010)	(280,010)

BALANCE, DECEMBER 31, 2009	8,701,480	$8,705	$(1,126,292)	$(297,312)	$(1,414,899)

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(280,010)	$57,712
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	13,960	-
Gain on investment	(3,912)	-
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	120,668	(125,207)
Security deposit	(2,200)	-
Prepaid income taxes	(4,537)	-
Accounts payable and accrued expenses	(22,133)	(66,893)
Deferred revenues	493,785	(44,388)

Net cash used in operating activities	315,621	(178,776)

Cash flows from investing activities:
Investment in equity interest subsidiary	(200,000)	-
Payment from affiliated company	-	277,072

Net cash provided by (Used in) investing activities	(200,000)	277,072

Cash flows from financing activities:
Payments on capital lease	(13,151)	(1,067)
Advance from affiliated company	89,732	-
Proceeds from borrowings on line-of-credit from officers	795,342	1,084,550
Repayments of borrowings on line-of-credit from officers	(994,071)	(1,196,302)

Net cash provided by financing activities	(122,148)	(112,819)

Net (decrease) increase in cash	(6,527)	(14,523)

Cash, beginning of period	12,312	26,835

Cash, end of period	$5,785	$12,312

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$120,633	$101,451
Income taxes	$7,035	$-

Non-cash investing and financing activities:
Vehicle purchased under capital lease	$-	$64,431

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2009 AND 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

ASAP Expo, Inc. (“ASAP Expo” or the “Company” or “We” or “Our”) d.b.a. ASAP International Holdings Inc., was incorporated on April 10, 2007 under the laws of the State of Nevada.

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

Prior to March 2009, the Apparel Sourcing Association Pavilion Trade Show ("ASAP Show") was the core business of ASAP Expo. ASAP Show is a global apparel and textile sourcing show that brings leading manufacturers from around the world to one venue to meet, greet and sell to buyers. The ASAP Show was held twice a year in Las Vegas, Nevada.

In March 2009, ASAP Expo transitioned its core business to providing investment banking, management consulting and global trading services for Chinese companies. The mission is to bridge the China and the Western world.

BASIS OF PRESENTATION

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At December 31, 2009, the Company has a capital deficiency of approximately $1,126,292 resulted from the accumulated deficit of its parent company that was transferred to the Company according to the Agreement, negative working capital of approximately $643,531 and a lack of profitable operating history. The Company hopes to increase revenues from its financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The Company's success is dependent upon numerous items, certain of which are the successful growth of revenues from its services and its ability to obtain new customers in order to achieve levels of revenues adequate to support the Company's current and future cost structure, for which there is no assurance. Unanticipated problems, expenses, and delays are frequently encountered in establishing and maintaining profitable operations. These include, but are not limited to, competition, the need to develop customer support capabilities and market expertise, technical difficulties, market acceptance and sales and marketing. The failure of the Company to meet any of these conditions could have a materially adverse effect on the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can achieve or maintain profitable operations.

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

Trade Shows

Trade Shows generate revenue through exhibitor booths sales, corporate sponsorship, and advertising. Such revenue is typically collected in advance, deferred and then recognized at the time of the related trade show. Prior to December 31, 2009, The Company organized two trade shows per year in February and August in Las Vegas.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	December 31,
	2009	2008

Automobile	$64,431	$64,431
	64,431	64,431
Less: Accumulated depreciation	(13,960)	-
	$50,471	$64,431

NOTE 3 – LONG-TERM INVESTMENT

In September 2009, the Company made a long-term investment in ASAP Hotel, Inc. (“ASAP Hotel”) to purchase 19.84% of equity interest for $200,000.  The equity method has been used for this investment for the year ended December 31, 2009.  The balance for the investment including earnings from the investment as of December 31, 2009 was $203,912.

The following table summarizes the income statement of ASAP Hotel for the year ended December 31, 2009:

ASAP HOTEL, INC.
Year Ended December 31,
2009
Sales	$-
Gross profit	$-
Income from continuing operations	$19,715
Net income	$19,715
19.84% investment earnings	$3,912
Dividends received	$-

The following table provides the summary of balance sheet information for ASAP Hotel as of December 31, 2009:

ASAP HOTEL, INC.
December 31, 2009
Total assets	$5,419,715
Total liabilities	-
Net assets	5,419,715
ASAP Expo's 19.84% ownership	1,075,342
Ending balance of investment account	203,912
Difference	871,430

The difference of $871,430 was mainly due to the discount when ASAP Expo purchased the 19.84% of ownership in ASAP Hotel. ASAP Hotel’s net asset was $5,400,000 and ASAP Expo invested $200,000 (instead of $1,071,430) to purchase the 19.84% of ownership in ASAP Hotel.

NOTE 4 – DEFERRED REVENUE

Consulting fees received for providing advisory services are subject to refund until the client becomes publicly traded in the United States or Europe, thus are recorded as deferred revenue until the fees are no longer refundable.

At December 31, 2009, the deferred revenue was $500,000 for the advisory services provided to one of its affiliated companies.

NOTE 5 - CAPITAL LEASE

In 2008, the Company entered into a lease arrangement to acquire a vehicle. Future minimum payments and the obligations due under the capital lease are as follows:

For the Year Ended December 31:
2010	16,015
2011	16,015
2012	16,015
2013	6,673
Less amount representing interest at 5% per annum	(4,504)
50,214
Less Current Portion	(13,823)
Long Term Portion	$36,391

NOTE 6 – DUE TO AFFILIATED COMPANY

ASAP Hotel advanced the Company $100,000 for the purpose of acquiring used vehicles for ASAP Hotel and exporting them to China.  ASAP Hotel’s China WOFE is allowed to import up to eight used vehicles into China.  At December 31, 2009 no automobiles had been purchased for, or exported to, ASAP Hotel.

NOTE 7 - LINE-OF-CREDIT FROM OFFICERS

The Company has an unsecured revolving line-of-credit (the "Line") from Frank Yuan, the Company's Chief Executive Officer, and certain of his family members which is due upon demand and provides for borrowings up to a maximum of $1,500,000, as amended. The Line carries an interest rate of 10.0% per annum. The balances as of December 31, 2009 and December 31, 2008 were $991,560 and $1,190,291, respectively; the accrued and unpaid interests were $46,065 and $65,430, respectively.

NOTE 8 - INCOME TAXES

In connection with the spin-off, the tax attributes associated with ASAP was not retained by the Company. As of December 31, 2009, the Company had Federal net tax operating loss carry forwards of approximately $297,312 available to offset future taxable income. The carry forwards expire in varying amounts through 2029.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2009 and 2008 are presented below:

	Year Ended December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$111,540	$-
Total deferred tax assets	111,540	-
Less: valuation allowance	(111,540)	-
Net deferred tax assets	$-	$-

NOTE 9 - SHAREHOLDERS' DEFICIT

Common Stock

At December 31, 2009, the Company has 45,000,000 shares of common stock authorized. Upon the spin off from China Yili at December 31, 2008, the Company had 300,161 shares issued and outstanding at par value $0.001 per share. On June 12, 2009, the Company declared a 29-for-one stock dividend that is being treated as a stock split of its common stock. No fractional shares will be issued. The number of common stock shares outstanding increased to 8,704,669 upon the stock dividend. All share and per share information has been retroactively adjusted to reflect the effect of stock dividend.

Options and Warrants

The Company does not have a stock option plan or any options or warrants issued and outstanding as of December 31, 2009.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Lease

Prior to May 1, 2009, the Company leased office space under month to month lease agreement with its CEO Frank Yuan, an arm’s length transaction. The lease provided for monthly lease payments of $4,500.

Starting May 1, 2009, the Company leases office space under a one-year lease term agreement with San Gabriel Valley Free Trade Zone. The lease provides for monthly lease payments of $2,200.  The Company subleases its office space to one of its affiliated companies for monthly lease payment of $2000 and records it as management fee. Future minimum lease payments as of December 31, 2009 approximate $26,400 for 2010.

 NOTE 11 - BUSINESS SEGMENTS

Reportable business segments as of and for the periods ended September 30, 2009 and 2008 are as follows:

	Year Ended December 31,
	2009	2008

Revenues:
Transaction apparel sales	$-	$7,059
Tradeshow revenue	120,053	618,712
Consulting fee	76,489	418,112
Management Fee	21,000	-
	$217,542	$1,043,883

Income (loss) from operations:
Transaction apparel sales	$-	$1,294
Trade shows	85,784	124,578
Consulting fee	76,489	382,112
Corporate	(342,725)	(309,750)
	$(180,452)	$198,234

Identifiable assets:
Transaction sales	$-	$-
Trade shows	-	203,447
Consulting	272,940	-
	$272,940	$203,447

Net revenues as reflected above consist of sales to unaffiliated customers only as there were no significant inter-segment sales for the year ended December 31, 2009 and 2008.

There were no significant concentrations on net segment sales for the year ended December 31, 2009 and 2008.

Tradeshow revenue relates to the Company's Las Vegas, Nevada show.