Form 10-Q
period 2010-03-31
ASAP Expo, Inc.
filed 2010-05-24
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

Commission file number: 001-51554

ASAP EXPO, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

9436 Jacob Lane, Rosemead, CA	91770
(Address of principal executive offices)	(Zip Code)

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current Assets
Cash	$8,104	5,785
Prepaid expenses and other receivables	305	6,035
Prepaid income taxes	3,737	4,537
Total Current Assets	12,146	16,357

Property and equipment, net	47,250	50,471
Security deposit	2,200	2,200
Long-term Investment	203,912	203,912

Total Assets	$265,508	$272,940

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$80,190	46,065
Deferred Revenue	500,000	500,000
Capitalized Lease, current	13,938	13,823
Due to affiliated company	46,028	100,000
Total Current Liabilities	640,156	659,888

Long-term Liabilities
Capitalized Lease, noncurrent	34,019	36,391
Line of credit, officers	1,150,104	991,560
Total Long-term Liabilities	1,184,123	1,027,951

Commitments and contingencies

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized,
8,704,669 shares issued and outstanding at March 31, 2010 and December 31, 2009	8,705	8,705
Capital deficiency	(1,126,292)	(1,126,292)
Accumulated deficit	(441,184)	(297,312)
Total Stockholders' Deficit	(1,558,771)	(1,414,899)

Total Liabilities and Stockholders' Deficit	$265,508	$272,940

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
	2010	2009

Revenues:
Tradeshow revenue	$-	$33,005
Consulting fee	-	76,489
Management Fee	21,000	-
Total revenues	21,000	109,494

Operating expenses:
General and administrative	40,618	129,944
Payroll and related benefits	94,485	51,561
Total operating expenses	135,103	181,505

(Loss) from operations	(114,103)	(72,011)

Other Income (Expense)
Interest expense	(28,968)	(20,990)
Total other (Expense)	(28,968)	(20,990)

(Loss) before income taxes	(143,071)	(93,001)
Income taxes	800	11,300

Net (loss)	$(143,871)	(104,301)

Net (loss) per common share
Basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	8,704,669	8,704,669

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(143,871)	$(104,301)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	3,222	4,295
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	5,730	108,789
Prepaid income taxes	800	-
Accounts payable and accrued expenses	34,125	(19,559)
Deferred revenues	-	(6,215)

Net cash used in operating activities	(99,994)	(16,991)

Cash flows from investing activities:
Payment from affiliated company	-	(50,687)

Net cash provided by (Used in) investing activities	-	(50,687)

Cash flows from financing activities:
Payments on capital lease	(2,256)	(2,147)
Advance to affiliated company	(53,972)	-
Proceeds from borrowings on line-of-credit from officers	161,200	668,000
Repayments of borrowings on line-of-credit from officers	(2,659)	(598,994)

Net cash provided by financing activities	102,313	66,859

Net (decrease) increase in cash	2,319	(819)

Cash, beginning of period	5,785	12,312

Cash, end of period	$8,104	$11,493

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$500	$60,300
Income taxes	$-	$11,300

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
UNAUDITED

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

On December 31, 2008, China Yili declared a dividend of 100% of the outstanding shares of ASAP Expo to its shareholders. The dividend declaration caused ASAP Expo to spin-off from China Yili.

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

UNAUDITED INTERIM FINANCIAL INFORMATION

These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (the “GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with the GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2009, included in the Company’s 2009 Annual Report on Form 10-K.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At March 31, 2010, the Company has a capital deficiency of approximately $1,126,292 resulted from the accumulated deficit of its parent company that was transferred to the Company upon spin-off, negative working capital of $628,010 and a lack of profitable operating history. The Company hopes to increase revenues from its financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with the GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2010	2009

Automobile	$64,431	$64,431
	64,431	64,431
Less: Accumulated depreciation	(17,181)	(13,960)
	$47,250	$50,471

NOTE 3 – LONG-TERM INVESTMENT

In September 2009, the Company made a long-term investment in ASAP Hotel, Inc. (“ASAP Hotel”) to purchase 19.84% of equity interest for $200,000.  The equity method has been used for this investment for the three months ended March 31, 2010.  The balance for the investment including earnings from the investment as of March 31, 2010 was $203,912.

ASAP Hotel had no activities for the three months ended March 31, 2010.

The following table provides the summary of balance sheet information for ASAP Hotel as of March 31, 2010:

ASAP HOTEL, INC.
	March 31, 2010	March 31, 2009
Total assets	$5,419,715	$-
Total liabilities	-	-
Net assets	5,419,715	-
ASAP Expo's 19.84% ownership	1,075,342	-
Ending balance of investment account	203,912	-
Difference	871,430	-

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

At March 31, 2010, the deferred revenue was $500,000 for the advisory services provided to one of its affiliated companies.

NOTE 5 - CAPITAL LEASE

In 2008, the Company entered into a lease arrangement to acquire a vehicle. Future minimum payments and the obligations due under the capital lease are as follows:

For the Year Ended December 31:
2010	13,346
2011	16,015
2012	16,015
2013	6,673
Less amount representing interest at 5% per annum	(4,092)
47,957
Less Current Portion	(13,938)
Long Term Portion	$34,019

NOTE 6 – DUE TO AFFILIATED COMPANY

ASAP Hotel advanced the Company $100,000 for the purpose of acquiring used vehicles for ASAP Hotel and exporting them to China.  ASAP Hotel’s China WOFE is allowed to import up to eight used vehicles into China.  At March 31, 2010, no automobiles had been purchased for, or exported to, ASAP Hotel.

During the three months ended March 31, 2010, the Company advanced ASAP Hotel $53,972 as working capital to help ASAP Hotel’s business start-up.

NOTE 7 - LINE-OF-CREDIT FROM OFFICERS

The Company has an unsecured revolving line-of-credit (the "Line") from Frank Yuan, the Company's Chief Executive Officer, and certain of his family members which is due upon demand and provides for borrowings up to a maximum of $1,500,000, as amended. The Line carries an interest rate of 10.0% per annum. The balances as of December 31, 2010 and December 31, 2009 were $1,150,104 and $991,560, respectively; the accrued and unpaid interests were $74,533 and $46,065, respectively.

NOTE 8 - INCOME TAXES

In connection with the spin-off, the tax attributes associated with parent company was not retained by the Company. As of March 31, 2010, the Company had Federal net tax operating loss carry forwards of approximately $441,183 available to offset future taxable income. The carry forwards expire in varying amounts through 2030.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2010 and 2009 are presented below:

	Three Months Ended March 31,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$57,310	$41,547
Total deferred tax assets	57,310	41,547
Less: valuation allowance	(57,310)	(41,547)
Net deferred tax assets	$-	$-

 NOTE 9 - SHAREHOLDERS' DEFICIT

Options and Warrants

The Company does not have a stock option plan or any options or warrants issued and outstanding as of March 31, 2010.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Lease

Starting May 15, 2009, the Company leases office space under a one-year lease term agreement with San Gabriel Valley Free Trade Zone. The lease provides for monthly lease payments of $2,200.  The Company subleases its office space to one of its affiliated companies for monthly lease payment of $2000 and records it as management fee. Future minimum lease payments as of March 31, 2010 approximate $19,800 for 2010.

NOTE 11 - BUSINESS SEGMENTS

Reportable business segments as of and for the periods ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009

Revenues:
Tradeshow revenue	$-	$33,005
Consulting fee	-	76,489
Management Fee	21,000	-
	$21,000	$109,494

Income (loss) from operations:
Trade shows	$-	$(59,223)
Consulting fee	(16,905)	70,489
Corporate	(97,191)	(83,277)
	$(114,096)	$(72,011)

Identifiable assets:
Trade shows	$-	$129,962
Consulting	265,508	-
	$265,508	$129,962

Net revenues as reflected above; consist of sales to unaffiliated customers only as there were no significant inter-segment sales for the three-month periods ended March 31, 2010 and 2009.

There were no significant concentrations on net segment sales for the three-month periods ended March 31, 2010 and 2009.

Tradeshow revenue relates to the Company's Las Vegas, Nevada show.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended March 31, 2010. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 and 2009

Revenue

The tradeshow revenue for the three months ended March 31, 2010 was $0 compared to $33,005 for the same period last year. This decrease was due to the Company’s transitioning into providing investment banking, management consulting and global trading services.

Revenue from the consulting services for the three months ended March 31, 2010 was $0 compared to $76,489 for the same period last year. The company anticipates revenue from consulting services in future periods because the Company has been allocating most of its resources and efforts to monetize its knowledge and relationship between West and East.

During the three months ended March 31, 2010, the Company provided office space and staff to help ASAP Hotel start up its business operations, accordingly, charged a management fee of $21,000. There was no management fee income for the three months ended March 31, 2009.

Operating Expenses

For the three months ended March 31, 2010, general and administrative expenses consist primarily of administrative personnel costs, facilities expenses, and travel expenses. For the three months ended March 31, 2009, general and administrative expenses consist primarily of ASAP Global Sourcing show production costs, attendee marketing programs, and exhibitors' promotion costs.

General and administrative expenses decreased by $89,326, or 68.7%, to $40,618 for the three months ended March 31, 2010, as compared to $129,944 for the same period last year. The decrease in general and administrative was primarily due to the elimination in ASAP Show production expenses as the Company exited this line of business. ASAP Show production expenses were $0 and $88,930 for the three months ended March 31, 2010 and 2009, respectively.

Payroll and related benefits increased by approximately $42,924 or $83.2% to $94,485 for the three months ended March 31, 2010 from $51,561 for the same period last year. The increase was primarily because in the three months ended March 31, 2009, a portion of executive and administrative staff pay was covered by one of the Company’s affiliates, IBMC, which used the Company’s executive and administrative staff for its operations.

Interest Expense

Interest expense increased to $28,968 during the three months ended March 31, 2010 from $20,990 for the same period last year. This increase is related to higher average balance of the line of credit from officers.

Income Taxes

Income taxes for the three months ended March 31, 2010 were $800 compared to $11,300 for the same period last year. The income taxes for the three months ended March 31, 2009 were the under-accrued income taxes on the year 2008 taxable income resulting from the consulting fee received in the last quarter of 2008.

Net Loss

The Company recorded a net loss of $143,871 for the three months ended March 31, 2010 as compared to a net loss of $104,301 for the same period last year. The increase in the net loss was mainly due to the decrease in revenues, increase in payroll and related benefit which was partly offset by the reduction in trade show production expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $628,010 at March 31, 2010, as compared to $643,531 at December 31, 2009. During the three months ended March 31, 2010, the Company had average monthly general and administrative expenses of approximately $3,400, as compared to $14,000 (excluding ASAP Show production expenses) for the three months ended March 31, 2009. During the next twelve months, ASAP Expo will focus on its investment banking, management consulting and global trading services to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a revolving line-of-credit, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a revolving line-of-credit (the "Yuan Line of Credit") from Frank Yuan, the Company's CEO and certain members of his family, which is due upon demand, and provides for borrowings up to a maximum total of $1,500,000, as amended. The Yuan Line of Credit carries an interest rate of 10.0% per annum. The total balance as of March 31, 2010 was $1,150,104, and the accrued and unpaid interest was $74,533.

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

ASAP Expo has no commitments to make capital expenditures for the fiscal year ending December 31, 2010.

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

Revenue Recognition

Accounting Standards Codification (“ASC”) 605, "Revenue Recognition" outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. Management believes the Company's revenue recognition policies conform to ASC 605.

Revenues include amounts earned under trade show booth sales and consulting fee.

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

Income Taxes

The Company accounts for income taxes under ASC 740, "Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management provides a valuation allowance for significant deferred tax assets when it is more likely than not that such asset will not be recovered.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of March 31, 2010 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure." (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ASAP EXPO, INC. (Registrant)

Date: May 24, 2010	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer