Form 10-Q
period 2010-06-30
ASAP Expo, Inc.
filed 2010-08-23
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

Commission file number: 001-51554

ASAP EXPO, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

345 South Figueroa Street, Suite M09 Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (213) 625-1200

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

Number of shares outstanding of the issuer's classes of common equity, as of June 30, 2010: 8,704,669 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current Assets
Cash	$17,249	5,785
Prepaid expenses and other receivables	305	6,035
Prepaid income taxes	4,537	4,537
Due from affiliated company	51,038	-
Total Current Assets	73,129	16,357

Property and equipment, net	44,028	50,471
Security deposit	2,200	2,200
Long-term Investment	203,912	203,912

Total Assets	$323,269	$272,940

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$112,567	46,065
Deferred Revenue	500,000	500,000
Capitalized Lease, current	14,171	13,823
Due to affiliated company	-	100,000
Total Current Liabilities	626,738	659,888

Long-term Liabilities
Capitalized Lease, noncurrent	29,217	36,391
Line of credit, officers	1,363,931	991,560
Total Long-term Liabilities	1,393,148	1,027,951

Commitments and contingencies

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized,
8,704,669 shares issued and outstanding at June 30, 2010 and December 31, 2009	8,705	8,705
Capital deficiency	(1,126,292)	(1,126,292)
Accumulated deficit	(579,030)	(297,312)
Total Stockholders' Deficit	(1,696,617)	(1,414,899)

Total Liabilities and Stockholders' Deficit	$323,269	$272,940
The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues:
Tradeshow revenue	$-	$30,614	$-	$63,619
Consulting fee	-	-	-	76,489
Management Fee	21,000	-	42,000	-
Total revenues	21,000	30,614	42,000	140,108

Operating expenses:
General and administrative	37,151	50,160	77,769	180,104
Payroll and related benefits	93,379	52,235	187,864	103,796
Total operating expenses	130,530	102,395	265,633	283,900

(Loss) from operations	(109,530)	(71,781)	(223,633)	(143,792)

Other Income (Expense)
Other income	-	100	-	100
Interest expense	(28,316)	(31,637)	(57,284)	(52,627)
Total other (Expense)	(28,316)	(31,537)	(57,284)	(52,527)

(Loss) before income taxes	(137,846)	(103,318)	(280,917)	(196,319)
Income taxes	-	(9,602)	800	1,698

Net (loss)	(137,846)	(93,716)	$(281,717)	(198,017)

Net (loss) per common share
Basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding
Basic and diluted	8,704,669	8,704,669	8,704,669	8,704,669

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(281,717)	$(198,017)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	6,443	7,517
Accounts receivable
Prepaid expenses and other receivables	5,730	121,382
Security deposit	-	(2,200)
Prepaid income taxes	-	(3,570)
Accounts payable and accrued expenses	66,502	(1,386)
Deferred revenues	-	28,873

Net cash used in operating activities	(203,042)	(47,401)

Cash flows from investing activities:
Advance to affiliated companies	-	(155,499)

Net cash provided by (Used in) investing activities	-	(155,499)

Cash flows from financing activities:
Payments on capital lease	(6,825)	(5,400)
Advance to affiliated company	(151,038)	-
Proceeds from borrowings on line-of-credit from officers	428,685	905,000
Repayments of borrowings on line-of-credit from officers	(56,316)	(678,994)

Net cash provided by financing activities	214,506	220,606

Net (decrease) increase in cash	11,464	17,706

Cash, beginning of period	5,785	12,312

Cash, end of period	$17,249	$30,018

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$(36)	$63,096
Income taxes	$800	$5,268

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

At June 30, 2010, the Company has a capital deficiency of approximately $1,126,292 resulted from the accumulated deficit of its parent company that was transferred to the Company upon spin-off, negative working capital of $553,609 and a lack of profitable operating history. The Company hopes to increase revenues from its financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2010	2009

Automobile	$64,431	$64,431
	64,431	64,431
Less: Accumulated depreciation	(20,403)	(13,960)
	$44,028	$50,471

NOTE 3 – LONG-TERM INVESTMENT

In September 2009, the Company made a long-term investment in ASAP Hotel, Inc. (“ASAP Hotel”) to purchase 19.84% of equity interest for $200,000.  The equity method has been used for this investment for the six months ended June 30, 2010.  The balance for the investment including earnings from the investment as of June 30, 2010 was $203,912.

ASAP Hotel had no activities for the six months ended June 30, 2010.

The following table provides the summary of balance sheet information for ASAP Hotel as of June 30, 2010:

ASAP HOTEL, INC.
	June 30, 2010	December 31, 2009
Total assets	$5,469,243	$5,419,715
Total liabilities	49,528	-
Net assets	5,419,715	5,419,715
ASAP Expo's 19.84% ownership	1,075,342	1,075,342
Ending balance of investment account	203,912	203,912
Difference	871,430	871,430

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

At June 30, 2010, the deferred revenue was $500,000 for the advisory services provided to one of its affiliated companies.

NOTE 5 - CAPITAL LEASE

In 2008, the Company entered into a lease arrangement to acquire a vehicle. Future minimum payments and the obligations due under the capital lease are as follows:

For the Year Ended December 31:
2010	8,007
2011	16,015
2012	16,015
2013	6,673
Less amount representing interest at 5% per annum	(3,322)
43,388
Less Current Portion	(14,171)
Long Term Portion	$29,217

NOTE 6 – DUE TO/FROM AFFILIATED COMPANY

ASAP Hotel advanced the Company $100,000 for the purpose of acquiring used vehicles for ASAP Hotel and exporting them to China.  ASAP Hotel’s China WOFE is allowed to import up to eight used vehicles into China.  At June 30, 2010, no automobiles had been purchased for, or exported to, ASAP Hotel.

During the six months ended June 30, 2010, the Company advanced ASAP Hotel $149,528 as working capital to help ASAP Hotel’s business start-up.

NOTE 7 - LINE-OF-CREDIT FROM OFFICERS

The Company has an unsecured revolving line-of-credit (the "Line") from Frank Yuan, the Company's Chief Executive Officer, and certain of his family members which is due upon demand and provides for borrowings up to a maximum of $1,500,000, as amended. The Line carries an interest rate of 10.0% per annum. The balances as of June 30, 2010 and December 31, 2009 were $1,363,931 and $991,560, respectively; the accrued and unpaid interests were $112,567 and $46,065, respectively.

NOTE 8 - INCOME TAXES

In connection with the spin-off, the tax attributes associated with parent company was not retained by the Company. As of June 30, 2010, the Company had Federal net tax operating loss carry forwards of approximately $579,030 available to offset future taxable income. The carry forwards expire in varying amounts through 2030.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2010 and 2009 are presented below:

	Six Months Ended June 30,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$112,220	$78,879
Total deferred tax assets	112,220	78,879
Less: valuation allowance	(112,220)	(78,879)
Net deferred tax assets	$-	$-

NOTE 9 - SHAREHOLDERS' DEFICIT

Options and Warrants

The Company does not have a stock option plan or any options or warrants issued and outstanding as of June 30, 2010.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Lease

Starting June 15, 2010, the Company leases office space under a five-year lease term agreement with Shenzhen New World Group. The lease provides for monthly lease payments of $0.  The Company subleases its office space to one of its affiliated companies for monthly lease payment of $2,000 and records it as management fee.

NOTE 11 - BUSINESS SEGMENTS

Reportable business segments as of and for the periods ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30,
	2010	2009

Revenues:
Tradeshow revenue	$-	$63,619
Consulting fee	-	76,489
Management Fee	42,000	-
	$42,000	$140,108

Income (loss) from operations:
Trade shows	$-	$(43,296)
Consulting fee	20,381	64,414
Corporate	245,252	(164,908)
	$265,633	$(143,790)

Identifiable assets:
Trade shows	$-	$98,024
Consulting	323,269	145,231
	$323,269	$243,255

The management fee as reflected above was charge to ASAP Hotel.

Tradeshow revenue relates to the Company's Las Vegas, Nevada show.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended June 30, 2010. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2010 and 2009

Revenue

The tradeshow revenue for the three and six months ended June 30, 2010 was $0 and $0 compared to $30,614 and $63,619 for the same periods last year, respectively. This decrease was due to the Company’s transitioning into providing investment banking, management consulting and global trading services.

Revenue from the consulting services for the three and six months ended June 30, 2010 was $0 and $0 compared to $0 and $76,489 for the same periods last year, respectively. The company anticipates revenue from consulting services in future periods because the Company has been allocating most of its resources and efforts to monetize its knowledge and relationship between West and East.

During the three and six months ended June 30, 2010, the Company provided office space and staff to help ASAP Hotel start up its business operations, accordingly, charged a management fee of $21,000 and $42,000, respectively. There was no management fee income for the three and six months ended June 30, 2009.

Operating Expenses

For the three and six months ended June 30, 2010, general and administrative expenses consist primarily of administrative personnel costs, facilities expenses, and travel expenses. For the three and six months ended June 30, 2009, general and administrative expenses consist primarily of ASAP Global Sourcing show production costs, attendee marketing programs, and exhibitors' promotion costs.

General and administrative expenses decreased by $13,009 or 25.9% to $37,151 for the three months ended June 30, 2010, as compared to $50,160 for the same period last year. For the six months ended June 30, 2010, general and administrative expenses decreased by $102,335 or 56.8% to $77,769 compared to $180,104 for the same period last year. The decrease in general and administrative expenses was primarily due to the elimination in ASAP Show production expenses as the Company exited this line of business. ASAP Show production expenses were $0 and $0 for the three and six months ended June 30, 2010 compared to $12,940 and $101,870 for the same periods last year, respectively.

Payroll and related benefits increased by approximately $41,144 or $78.8% to $93,379 for the three months ended June 30, 2010 from $52,235 for the same period last year. For the six months ended June 30, 2010, payroll and related benefits increased by $84,068 or 81.0% to $187,864 compared to $103,796 for the same period last year. The increase was primarily because in the three and six months ended June 30, 2009, a portion of executive and administrative staff pay was covered by one of the Company’s affiliates, IBMC, which used the Company’s executive and administrative staff for its operations.

Interest Expense

Interest expense decreased to $28,316 during the three months ended June 30, 2010 from $31,637 for the same period last year, and increased to $57,284 during the six months ended June 30, 2010 from $52,627 for the same period last year. This decrease in the three months ended June 30, 2010 was due to lower average balance of the line of credit from officers, the increase in the six months ended June 30, 2010 was due to higher average balance of the officer line of credit in the first quarter of 2010.

Income Taxes

Income taxes for the six months ended June 30, 2010 were $800 compared to $1,698 for the same period last year. The income taxes for the six months ended June 30, 2009 were the under-accrued income taxes on the year 2008 taxable income resulting from the consulting fee received in the last quarter of 2008. The income taxes for the three months ended June 30, 2009 were negative $9,602 due to the refund received on the overpaid 2008 income taxes.

Net Loss

The Company recorded a net loss of $137,846 and $281,717 for the three and six months ended June 30, 2010 as compared to a net loss of $93,716 and $198,017 for the same periods last year, respectively. The increases in the net losses were mainly due to the decrease in revenues, increase in payroll and related benefit which was partly offset by the reduction in trade show production expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $553,609 at June 30, 2010, as compared to $643,531 at December 31, 2009. During the six months ended June 30, 2010, the Company had average monthly general and administrative expenses of approximately $12,962, as compared to $14,000 (excluding ASAP Show production expenses) for the six months ended June 30, 2009. During the next twelve months, ASAP Expo will focus on its investment banking, management consulting and global trading services to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a revolving line-of-credit, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a revolving line-of-credit (the "Yuan Line of Credit") from Frank Yuan, the Company's CEO and certain members of his family, which is due upon demand, and provides for borrowings up to a maximum total of $1,500,000, as amended. The Yuan Line of Credit carries an interest rate of 10.0% per annum. The total balance as of June 30, 2010 was $1,363,931, and the accrued and unpaid interest was $112,567.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of June 30, 2010 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure." (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Even though there is no legal proceeding for ASAP Expo Inc. as of now, the relationship between ASAP Expo Inc. and ASAP Hotel Management Corp (“ASAP Hotel”) may be reviewed in the future because of the current legal proceedings between Mr. Frank Yuan, CEO of ASAP Expo and ASAP Hotel, vs. ASAP Hotel’s minority shareholder’s group because ASAP Expo owns 19.5% of ASAP Hotel.

ASAP Hotel’s minority shareholders group initiated a proxy fight for control of ASAP Hotel on January 28, 2010 in which Ms. Tiffany Yan Xu (“Xu”), then CFO of ASAP Hotel, had received proxy of 12,563,000 shares totaling 49.85 % of issued and outstanding shares.  In State of Nevada, where ASAP Hotel is registered, shareholders can elect new board and officers through Shareholders’ consent without calling a special shareholders’ meeting.  Xu notified the Company and Frank Yuan by surprise of the new board and officers (“Rump Board”), and was able to freeze the bank accounts of ASAP Hotel both in the U.S. and China.

ASAP Hotel was forced to file a Temporary Restraining Order (“TRO”) Case Number BC431895 at the California Superior Court for Injunctive and Declaratory Relief on February 16, 2010 against Ms. Xu and the Rump Board. The TRO Judge felt that there is a statute in California Civil Code to specially handle any situation like this which can have a full hearing and decision within 5 days of notice.

On February 23, 2010, ASAP Hotel filed another lawsuit ASAP Hotel Management Corporation, et al vs., Tiffany Xu, et al. Case Number BC 432355 at the California Superior Court against Ms. Xu and the Rump Board to Determine the Validity of Directors. The case was not heard in 5 days notice because proper service and summons for the Rump Board was questioned since they are foreigners and live outside the U.S. The Judge continued the hearing for a date two months later.

At the same time, ASAP Hotel held a shareholder’s meeting with proper 10 days notice at the San Gabriel Hilton on February 19, 2010, which 12,637,000 shares were either present or represented by proxy, constituting a majority of shares of 50.15% of issued and outstanding shares. At the meeting, Frank Yuan and previous board members were reelected to serve again and confirmed their Validity.

On February 19, 2010, Mr. Yuan and ASAP Hotel was served with a complaint by minority investors Case Number BC432064 at the California Superior Court for rescinding agreement and investment, fraud, breach of contract, etc.   On March 23, 2010, Yuan and ASAP Hotel filed a cross-complaint against Ms. Xu, Rump Board and former employee Mr. Ian YiZhe Zhang for same allegations.

Due to three California Superior Court lawsuits have similar issues, the judge ruled to consolidate all lawsuits into one trial to be set at a later date.  Because of the no judgment on all cases, ASAP Hotel’s bank account remained frozen since January 28, 2010, and ASAP Hotel was forced to file for Chapter 11 of the Bankruptcy Code to re-organize on June 3, 2010. A Debtor in Possession (“DIP”) bank account was opened with Wells Fargo Bank, and ASAP Hotel funds in the other Banks were transferred to this DIP account to maintain daily operations of ASAP Hotel’s China and U.S. offices.

Chapter 11 provides a process for rehabilitating the company's faltering business. Sometimes the company successfully works out a plan to return to profitability; sometimes, in the end, it liquidates.

The U.S. Trustee, the bankruptcy arm of the Justice Department, will appoint one or more committees to represent the interests of creditors and stockholders in working with the company to develop a plan of reorganization to get out of debt. The plan must be accepted by the creditors, bondholders, and stockholders, and confirmed by the court. However, even if creditors or stockholders vote to reject the plan, the court can disregard the vote and still confirm the plan if it finds that the plan treats creditors and stockholders fairly.

Xu and the Rump Board filed a motion to the Bankruptcy court asking the court to reject the Chapter 11 filling because they feel Yuan has no authority to file for Chapter 11 reorganization and does not represent the majority of shareholders. A hearing is set on August 31, 2010 for this motion.

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

ASAP EXPO, INC. (Registrant)

Date: August 23, 2010	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer