Form 10-Q
period 2010-09-30
ASAP Expo, Inc.
filed 2010-11-19
CIK 1419275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

Commission file number: 001-51554

ASAP EXPO, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

345 South Figueroa Street, Suite M09, Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of the issuer's classes of common equity, as of September 30, 2010: 8,704,669
Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current Assets
Cash	$7,009	$5,785
Prepaid expenses and other receivables	2,605	6,035
Prepaid income taxes	3,689	4,537
Due from affiliated company	5,009	-
Total Current Assets	18,312	16,357

Property and equipment, net	40,806	50,471
Security deposit	2,200	2,200
Long-term Investment	203,912	203,912

Total Assets	$265,230	$272,940

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$144,757	$46,065
Deferred Revenue	507,000	500,000
Capitalized Lease, current	14,289	13,823
Due to affiliated company	110,602	100,000
Total Current Liabilities	776,648	659,888

Long-term Liabilities
Capitalized Lease, noncurrent	26,786	36,391
Line of credit, officers	1,290,667	991,560
Total Long-term Liabilities	1,317,453	1,027,951

Commitments and contingencies

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized,
8,704,669 shares issued and outstanding at September 30, 2010 and December 31, 2009	8,705	8,705
Capital deficiency	(1,126,292)	(1,126,292)
Accumulated deficit	(711,284)	(297,312)
Total Stockholders' Deficit	(1,828,871)	(1,414,899)

Total Liabilities and Stockholders' Deficit	$265,230	$272,940
The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues:
Tradeshow revenue	$-	$49,234	$-	$112,853
Consulting fee	-	-	-	76,489
Management Fee	21,000	-	63,000	-
Total revenues	21,000	49,234	63,000	189,342

Operating expenses:
General and administrative	19,907	(34,673)	97,676	145,431
Payroll and related benefits	95,883	73,474	283,747	177,270
Total operating expenses	115,790	38,801	381,423	322,701

(Loss) from operations	(94,790)	10,433	(318,423)	(133,359)

Other Income (Expense)
Other income	-	86	-	186
Interest expense	(37,464)	(25,575)	(94,748)	(78,202)
Total other (Expense)	(37,464)	(25,489)	(94,748)	(78,016)

(Loss) before income taxes	(132,254)	(15,056)	(413,171)	(211,375)
Income taxes	-	-	800	1,698

Net (loss)	$(132,254)	$(15,056)	$(413,971)	$(213,073)

Net (loss) per common share
Basic and diluted	$(0.02)	$(0.00)	$(0.05)	$(0.02)

Weighted average common shares outstanding
Basic and diluted	8,704,669	8,704,669	8,704,669	8,704,669

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(413,971)	$(213,073)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	9,665	10,738
Prepaid expenses and other receivables	3,429	123,466
Security deposit	-	(2,200)
Prepaid income taxes	848	(5,337)
Accounts payable and accrued expenses	98,692	(34,619)
Deferred revenues	7,000	493,785

Net cash used in operating activities	(294,337)	372,760

Cash flows from investing activities:
Advance to affiliated companies	-	(128,613)

Net cash provided by (Used in) investing activities	-	(128,613)

Cash flows from financing activities:
Payments on capital lease	(9,138)	(8,694)
Advance from affiliated company	5,593	-
Proceeds from borrowings on line-of-credit from officers	514,485	513,000
Repayments of borrowings on line-of-credit from officers	(215,379)	(719,894)

Net cash provided by financing activities	295,561	(215,588)

Net (decrease) increase in cash	1,224	28,559

Cash, beginning of period	5,785	12,312

Cash, end of period	$7,009	$40,871

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$405	$119,558
Income taxes	$(48)	$7,035

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

These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2009, included in the Company’s 2009 Annual Report on Form 10-K.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At September 30, 2010, the Company has a capital deficiency of approximately $1,126,292 resulted from the accumulated deficit of its parent company that was transferred to the Company upon spin-off, negative working capital of $758,336 and a lack of profitable operating history. The Company hopes to increase revenues from its financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued the amendment to ASC Topic 718, “Compensation – Stock Compensation”, which provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. As a result, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This topic will be effective for periods beginning on or after December 15, 2010. The Company has not elected to early adopt this topic and is evaluating the impact that this topic will have on the Company’s financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2010	2009

Automobile	$64,431	$64,431
	64,431	64,431
Less: Accumulated depreciation	(23,625)	(13,960)
	$40,806	$50,471

NOTE 3 – LONG-TERM INVESTMENT

In September 2009, the Company made a long-term investment in ASAP Hotel, Inc. (“ASAP Hotel”) to purchase 19.84% of equity interest for $200,000.  The equity method has been used for this investment for the nine months ended September 30, 2010.  The balance for the investment including earnings from the investment as of September 30, 2010 was $203,912.

ASAP Hotel had no activities for the nine months ended September 30, 2010.

The following table provides the summary of balance sheet information for ASAP Hotel as of September 30, 2010:

ASAP HOTEL, INC.
	September 30, 2010	December 31, 2009
Total assets	$5,419,715	$5,419,715
Total liabilities	-	-
Net assets	5,419,715	5,419,715
ASAP Expo's 19.84% ownership	1,075,342	1,075,342
Ending balance of investment account	203,912	203,912
Difference	871,430	871,430

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

At September 30, 2010, the deferred revenue included $500,000 for the advisory services and $7,000 for management services provided to one of its affiliated companies.

NOTE 5 - CAPITAL LEASE

In 2008, the Company entered into a lease arrangement to acquire a vehicle. Future minimum payments and the obligations due under the capital lease as of September 30, 2010 are as follows:

For the Year Ended December 31:
2010	5,338
2011	16,015
2012	16,015
2013	6,673
Less amount representing interest at 5% per annum	(2,966)
41,075
Less Current Portion	(14,289)
Long Term Portion	$26,786

NOTE 6 – DUE TO/FROM AFFILIATED COMPANY

ASAP Hotel advanced the Company $100,000 for the purpose of acquiring used vehicles for ASAP Hotel and exporting them to China.  ASAP Hotel’s China WOFE is allowed to import up to eight used vehicles into China.  At September 30, 2010, no automobiles had been purchased for, or exported to, ASAP Hotel.

During the nine months ended September 30, 2010, the Company advanced ASAP Hotel $10,602 as working capital to help ASAP Hotel’s business start-up.

NOTE 7 - LINE-OF-CREDIT FROM OFFICERS

The Company has an unsecured revolving line-of-credit (the "Line") from Frank Yuan, the Company's Chief Executive Officer, and certain of his family members which is due upon demand and provides for borrowings up to a maximum of $1,500,000, as amended. The Line carries an interest rate of 10.0% per annum. The balances as of September 30, 2010 and December 31, 2009 were $1,290,667 and $991,560, respectively; the accrued and unpaid interests were $140,408 and $46,065, respectively.

NOTE 8 - INCOME TAXES

In connection with the spin-off, the tax attributes associated with parent company was not retained by the Company. As of September 30, 2010, the Company had Federal net tax operating loss carry forwards of approximately $711,284 available to offset future taxable income. The carry forwards expire in varying amounts through 2030.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at September 30, 2010 and 2009 are presented below:

	Nine Months Ended September 30,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$164,903	$84,877
Total deferred tax assets	164,903	84,877
Less: valuation allowance	(164,903)	(84,877)
Net deferred tax assets	$-	$-

 NOTE 9 - SHAREHOLDERS' DEFICIT

Options and Warrants

The Company does not have a stock option plan or any options or warrants issued and outstanding as of September 30, 2010.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Lease

Starting June 15, 2010, the Company leases office space under a five-year lease term agreement with Shenzhen New World Group. The lease provides for monthly lease payments of $0.  The Company subleases its office space to one of its affiliated companies for monthly lease payment of $2,000 and records it as management fee.

NOTE 11 - BUSINESS SEGMENTS

Reportable business segments as of and for the periods ended September 30, 2010 and 2009 are as follows:

	Nine Months Ended September 30,
	2010	2009

Revenues:
Tradeshow revenue	$-	$112,853
Consulting fee	-	76,489
Management Fee	63,000	-
	$63,000	$189,342

Income (loss) from operations:
Trade shows	$-	$72,695
Consulting fee	(25,014)	58,489
Management Fee	8,000	-
Corporate	(301,409)	(264,544)
	$(318,423)	$(133,359)

Identifiable assets:
Trade shows	$-	$105,339
Consulting	260,221	118,345
	$260,221	$223,684

The management fee as reflected above was charged to ASAP Hotel.

Tradeshow revenue relates to the Company's Las Vegas, Nevada show.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended September 30, 2010. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

OVERVIEW

ASAP Expo provides investment banking, management consulting and global trading services to Chinese companies. The mission is to bridge the China and the Western world.

The Investment Banking Services division helps Chinese companies list on the public trading markets in the USA or Europe. In 2008, ASAP Expo entered the Germany Frankfurt Exchange and established its presence in the Deutsche Boerse Open Market. The products we created are capable of proving our clients, especially small and median size companies, the opportunity to access international capital markets. Our mission is to provide our clients including start ups an early stage developments with the services that will assist them in the “first step” in becoming a public company.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2010 and 2009

Revenue

The tradeshow revenue for the three and nine months ended September 30, 2010 was $0 and $0 compared to $49,234 and $112,853 for the same periods last year, respectively. This decrease was due to the Company’s transitioning into providing investment banking, management consulting and global trading services.

Revenue from the consulting services for the three and nine months ended September 30, 2010 was $0 and $0 compared to $0 and $76,489 for the same periods last year, respectively. The company anticipates revenue from consulting services in future periods because the Company has been allocating most of its resources and efforts to monetize its knowledge and relationship between West and East.

During the three and nine months ended September 30, 2010, the Company provided office space and staff to help ASAP Hotel start up its business operations, accordingly, charged a management fee of $21,000 and $63,000, respectively. There was no management fee income for the three and nine months ended September 30, 2009.

Operating Expenses

For the three and nine months ended September 30, 2010, general and administrative expenses consist primarily of administrative personnel costs, facilities expenses, and travel expenses. For the three and nine months ended September 30, 2009, general and administrative expenses consist primarily of ASAP Global Sourcing show production costs, attendee marketing programs, and exhibitors' promotion costs.

General and administrative expenses was $19,907 for the three months ended September 30, 2010, as compared to negative $34,673 for the same period last year. The negative general and administrative expenses for the three months ended September 30, 2009 was due to adjustments in the period to reclassify payments made in prior periods for ASAP Hotel’s start-up costs from “expense” to “due from affiliated companies”. For the nine months ended September 30, 2010, general and administrative expenses decreased by $47,755 or 32.8% to $97,676 compared to $145,431 for the same period last year. The decrease in general and administrative expenses was primarily due to the elimination of ASAP Show production expenses as the Company exited this line of business. ASAP Show production expenses were $0 and $0 for the three and nine months ended September 30, 2010 compared to negative $67,382 and $34,489 for the same periods last year, respectively. ASAP Show production expenses were negative $67,382 for the three months ended September 30, 2009 due to adjustments in the period to reclassify payments made in prior periods for ASAP Hotel’s start-up costs from “expense” to “due from affiliated companies”.

Payroll and related benefits increased by approximately $22,409 or $30.5% to $95,883 for the three months ended September 30, 2010 from $73,474 for the same period last year. For the nine months ended September 30, 2010, payroll and related benefits increased by $106,477 or 60.1% to $283,747 compared to $177,270 for the same period last year. The increase was primarily because in the three and nine months ended September 30, 2009, a portion of executive and administrative staff pay was covered by the Company’s affiliates, IBMC and ASAP Hotel, which used the Company’s executive and administrative staff for their operations.

Interest Expense

Interest expense increased to $37,464 during the three months ended September 30, 2010 from $25,575 for the same period last year, and increased to $94,748 during the nine months ended September 30, 2010 from $78,202 for the same period last year. The increases in the three and nine months ended September 30, 2010 were due to higher average balances of the officer line of credit.

Income Taxes

Income taxes for the nine months ended September 30, 2010 were $800 compared to $1,698 for the same period last year. The income taxes for the nine months ended September 30, 2009 were the under-accrued income taxes on the year 2008 taxable income resulting from the consulting fee received in the last quarter of 2008.

Net Loss

The Company recorded a net loss of $132,254 and $413,971 for the three and nine months ended September 30, 2010 as compared to a net loss of $15,056 and $213,073 for the same periods last year, respectively. The increases in the net losses were mainly due to the decrease in revenues, increase in payroll and related benefit which was partly offset by the reduction in trade show production expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $758,336 at September 30, 2010, as compared to $643,531 at December 31, 2009. During the nine months ended September 30, 2010, the Company had average monthly general and administrative expenses of approximately $10,853, as compared to $30,830 (excluding ASAP Show production expenses) for the nine months ended September 30, 2009. During the next twelve months, ASAP Expo will focus on its investment banking, management consulting and global trading services to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a revolving line-of-credit, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a revolving line-of-credit (the "Yuan Line of Credit") from Frank Yuan, the Company's CEO and certain members of his family, which is due upon demand, and provides for borrowings up to a maximum total of $1,500,000, as amended. The Yuan Line of Credit carries an interest rate of 10.0% per annum. The total balance as of September 30, 2010 was $1,290,667, and the accrued and unpaid interest was $140,408.

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

New Accounting Pronouncements

In April 2010, the FASB issued the amendment to ASC Topic 718, “Compensation – Stock Compensation”, which provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. As a result, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This topic will be effective for periods beginning on or after December 15, 2010. The Company has not elected to early adopt this topic and is evaluating the impact that this topic will have on the Company’s financial statements.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of June 30, 2010 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure." (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Even though there is no legal proceeding for ASAP Expo Inc. as of now, the relationship between ASAP Expo Inc. and ASAP Hotel Management Corp (“ASAP Hotel”) may be reviewed in the future because of the current legal proceedings between Mr. Frank Yuan, CEO of ASAP Expo and ASAP Hotel, and ASAP Hotel’s minority shareholder’s group since ASAP Expo owns 19.5% of ASAP Hotel.

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

ASAP Hotel was forced to file a Temporary Restraining Order (“TRO”) Case Number BC431895 at the California Superior Court for Injunctive and Declaratory Relief on February 16, 2010 against Ms. Xu and the Rump Board. The TRO Judge felt that there is a statute in California Civil Code 709 to specially handle any situation like this which can have a full hearing and decision within 5 days of notice.

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

August 31, 2010, the Chapter 11 case was dismissed.  The bankruptcy court indicated that Chapter 11 was designed for those companies with higher debt than equity.  ASAP Hotel case is a shareholder internal dispute and equity is much higher than debt.

On September 20, 2010 the Honorable Judge Barbara Meiers issued Right to Attach ruling on the Company ASAP Hotel assets.

November 1, 2010 Xu’s attorney filed for Motion of Contempt with the Chapter 11 Bankruptcy Judge’s order. But Judge Ms. Victoria Kaufman re-affirmed her ruling that the case was dismissed.

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

ASAP EXPO, INC. (Registrant)

Date: November 19, 2010	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer