Form 10-K
period 2010-12-31
ASAP Expo, Inc.
filed 2011-04-15
CIK 1419275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition Period from January 1, 2010 to December 31, 2010

Commission file number: 001-51554

ASAP EXPO, INC.
(Name of small business issuer in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

345 S Figueroa St., Suite M09 Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

(213) 625-1200
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2010, computed by reference to the closing price of that date, was $957,162, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On April 15, 2011, the registrant had 8,704,669 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes ☐ No ☒

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB, and specifically in the sections entitled "Description of Business" and "Management's Discussion and Analysis or Plan of Operations," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "plans," "expects," "may," "will," "should," or "anticipates" or the negative thereof or any other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company, as defined below. These forward-looking statements involve risks and uncertainties, including those statements incorporated by reference into this Form 10-KSB. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. The following are some of the factors that could cause actual results to differ materially from those reflected in any forward looking statement made by or on behalf of the Company: domestic and foreign government regulations, an early-stage company with a limited operating history, unproved profit potential of the business model, intense competition from many entities, dependent on many foreign alliances, market acceptance of the services provided, and the ability to create additional relationships and regulatory factors beyond the Company's control. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-KSB and in the Company's other reports filed with the Securities and Exchange Commission ("SEC") that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

In 2008, ASAP Expo entered the Germany Frankfurt Exchange and established its presence in the Deutsche Boerse Open Market. The products we created are capable of providing our clients, especially small and medium size companies, the opportunity to access international capital markets. Our mission is to provide our clients, including start ups and early stage developments with the services that will assist them in the “first step” in becoming a public company.

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

EMPLOYEES

As of December 31, 2010, ASAP Expo employed 3 full-time employees classified as follows: 3 full-time executive officers.  The Company believes that relations with its employees are good.

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

WE ARE SUBJECT TO UNITED STATES GOVERNMENT REGULATIONS WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

The primary source of income of the Company's Global Trading Service Division is from overseas apparel exporters who are willing to exhibit at its trade shows and participate in buying trips. Apparel imports into the United States are heavily regulated by the United States government. If the United States government imposes higher tariffs, increases quotas or imposes limitations on quantities of imports, it will adversely affect the Company's business. Fewer foreign apparel exporters will participate in the Company's events if they are limited in exporting to the United States.

WE ARE SUBJECT TO FOREIGN GOVERNMENT REGULATIONS WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

The primary source of income of the Company's Global Trading Service Division is from overseas apparel exporters who are willing to exhibit at its trade shows and participate in buying trips. Foreign governments may advise their exporters to sell merchandise to countries other than the United States to balance their export concentration. Such policies could adversely affect the Company's trade show exhibitor revenue because foreign exporters will promote their business by following their own government's policies and incentives.

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

RISKS ASSOCIATED WITH PAYMENT SECURITIES

To the extent the Company receives Payment Securities as payment for the performance of investment banking services, the financial status of the Company will be affected by the volatility of these securities for as long as they are held by the Company. You may lose money on your investment in the Company if the value of the Payment Securities declines. The risks affecting the value of the Payment Securities are described below:

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

WE DEPEND ON THE RELIABILITY OF OUR SERVICES.

As a member of the service industry, the Company is dependent upon the reliability of its consulting advice. There is no guarantee that the Company will be able to provide reliable services. Even though the Company's is a unique niche services firm, there is no guarantee that other investment advisory firms will not copy or follow the Company's unique services. If a competitor starts to copy our unique services, which is possible, management believes that it will face more intense competition than before.

WE DEPEND UPON KEY MEMBERS OF MANAGEMENT, THE LOSS OF ANY OF WHOM WOULD NEGATIVELY IMPACT OUR BUSINESS.

The implementation of our business plan relies on key members of the management team and sales, marketing, and finance personnel. There is no guarantee that these employees will continue to work for the Company. In addition, there is no guarantee that the Company will be able to replace these employees with personnel of similar caliber should they not be able to work, or decide not to work for the Company.

WE HAVE AN ACCUMULATED DEFICIT OF $846,912 AS OF DECEMBER 31, 2010 AND HAVE RECEIVED AN OPINION FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY .

We have history of operating losses, including a net loss of $549,600 in 2010. As of December 31, 2010, we had an accumulated deficit of $846,912. These losses have resulted principally from expenses incurred for general and administrative, payroll and interest. We have not been profitable since inception and we do not expect to be profitable in the near future. No assurances can be given as to whether we will ever be profitable.

Our independent registered public accounting firm has added an explanatory paragraph to their report of independent registered public accounting firm issued in connection with the financial statements for the year ended December 31, 2010 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s executive offices in the United States are leased and located at 345 South Figueroa Street, Suite M09, Los Angeles, CA 90071. Its telephone number is (213) 625-1200. The Company moved into the new location approximately on June 1, 2010. The Company currently leases approximately 1,500 square feet.

ITEM 3. LEGAL PROCEEDINGS

Even though there is no legal proceeding for ASAP Expo Inc., as of now, the relationship between ASAP Expo Inc. and ASAP Hotel Management Corp (“ASAP Hotel”) may be reviewed in the future because of the current legal proceedings between Mr. Frank Yuan, CEO of ASAP Expo and ASAP Hotel, and ASAP Hotel’s minority shareholder’s group since ASAP Expo owns 19.84% of ASAP Hotel.

On February 19, 2010, Mr. Yuan and ASAP Hotel was served with a complaint by minority investors Case Number BC432064 at the California Superior Court for rescinding agreement and investment, fraud, breach of contract, etc.   On March 23, 2010, Yuan and ASAP Hotel filed a cross-complaint against Ms. Xu, Rump Board and former employee Mr. Ian YiZhe Zhang for same allegations.

On September 20, 2010 the Honorable Judge Barbara Meiers issued Right to Attach ruling on the Company ASAP Hotel assets.  On November 19, 2010 the Honorable Judge Rita Miller granted a preliminary injunction on behalf of plaintiffs against Frank Yuan and ASAP Hotel to maintain the current status quo.  On December 6, 2010 Yuan and Hotel filed a notice of appeal for the mandatory injunction which is automatically stayed during appeal.

Management believes that if ASAP Hotel were forced to liquidate, the 19.84% ownership share of ASAP Hotel would be worth 0.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock began trading on the Over-the-Counter Bulletin Board ("OTC-BB") on January 20, 2010 under the symbol "ASAE".  As of April 15, 2011, there has been limited trading volume.

HOLDERS OF RECORD

On December 31, 2010, the Company's issued and outstanding common stock totaled 8,704,669 shares, held by approximately 150 shareholders of record and by indeterminate number of additional shareholders through nominee or street name accounts with brokers.

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

None.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's audited financial statements and the related notes thereto which are included elsewhere in this report for the years ended December 31, 2010 and 2009, respectively. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of Part I of this Report on Form 10-KSB. ASAP Expo’s actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in the Company's filings with the SEC.

OVERVIEW

ASAP Expo provides investment banking, management consulting and global trading services to Chinese companies. The mission is to bridge the China and the Western world.

The Investment Banking Services division helps Chinese companies list on the public trading markets in the USA or Europe. In 2008, ASAP Expo entered the Germany Frankfurt Exchange and established its presence in the Deutsche Boerse Open Market. The products we created are capable of providing our clients, especially small and medium size companies, the opportunity to access international capital markets. Our mission is to provide our clients, including start ups and early stage developments with the services that will assist them in the “first step” in becoming a public company.

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
5) LDP (Landed Duty Paid) quotations and payment terms for all the merchandise.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents comparative information for the years ended December 31, 2010 and 2009.

	12/31/10	12/31/09

Revenues, net	$78,815	$217,542
Income (loss) from operations	$(425,059)	$(180,452)
Income taxes	$800	$2,498
Net income (loss)	$(549,600)	$(280,010)
Income (loss) per share-basic and diluted	$(0.06)	$(0.03)

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

The following discussion sets forth information for the year ended December 31, 2010, compared with the same period ended December 31, 2009. This information has been derived in part from the audited consolidated financial statements of the Company contained elsewhere in this Form 10-KSB.

Revenue

The tradeshow revenue for the year ended December 31, 2010 was $0 compared to $120,053 for the same period last year. This decrease was due to the Company’s transitioning into providing investment banking, management consulting and global trading services.

Revenue from the consulting services for the year ended December 31, 2010 was $1,815 compared to $76,489 for the same period last year. The company anticipates revenue from consulting services in future periods because the Company has been allocating most of its resources and efforts to monetize its knowledge and relationship between West and East.

During the year ended December 31, 2010, the Company provided office space and staff to help ASAP Hotel start up its business operations, accordingly, charged a management fee of $77,000. There was only three month management fee charged in the year ended December 31, 2009.

Operating Expenses

For the year ended December 31, 2010, general and administrative expenses consist primarily of administrative personnel costs, facilities expenses, and travel expenses. For the year ended December 31, 2009, general and administrative expenses consist primarily of ASAP Global Sourcing show production costs, administrative personnel costs, and facilities expenses.

For the year ended December 31, 2010, general and administrative expenses remained stable at $127,935 compared to $129,275 for the same period last year. The slight decrease in general and administrative expenses was primarily due to the elimination of ASAP Show production expenses as the Company exited this line of business. ASAP Show production expenses were $0 for the year ended December 31, 2010 compared to $28,848 for the same period last year.

For the year ended December 31, 2010, payroll and related benefits increased by $107,220 or 39.9% to $375,939 compared to $268,719 for the same period last year. The increase was primarily because in the year ended December 31, 2009, a portion of executive and administrative staff pay was covered by some of the Company’s affiliates which used the Company’s executive and administrative staff for their operations.

Interest Expense

Interest expense increased to $115,683 during the year ended December 31, 2010 from $101,268 for the same period last year. The increase was due to higher average balances of the officer line of credit.

Income Taxes

Income taxes for the year ended December 31, 2010 were $800 compared to $2,498 for the same period last year. The income taxes for the year ended December 31, 2009 were the under-accrued income taxes on the year 2008 taxable income resulting from the consulting fee received in the last quarter of 2008.

Net Loss

The Company recorded a net loss of $549,600 for the year ended December 31, 2010 as compared to a net loss of $280,010 for the same period last year. The increases in the net losses were mainly due to the decrease in revenues, increase in payroll and related benefit which was partly offset by the reduction in trade show production expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $620,364 at December 31, 2010, as compared to $643,531 at December 31, 2009. During the next twelve months, ASAP Expo will focus on its investment banking, management consulting and global trading services to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a revolving line-of-credit, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a revolving line-of-credit (the "Yuan Line of Credit") from Frank Yuan, the Company's CEO and certain members of his family, which is due upon demand, and provides for borrowings up to a maximum total of $1,800,000, as amended. The Yuan Line of Credit carries an interest rate of 6.0% per annum starting October 1, 2010, 10% prior to October 1, 2010. The total balance as of December 31, 2010 was $1,554,473 including capitalized accrued and unpaid interest of $160,620.

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

The Report of the Company's Independent Registered Public Accounting Firm on our December 31, 2010 financial statements includes an explanatory paragraph stating that the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.

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

Revenues include amounts earned under trade show booth sales,consulting fee and management fees.

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

Management Fee

The management fee is recognized when earned.

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

The Company's audited Financial Statements are set forth beginning on page F-1 in this Form 10-KSB

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's December 31, 2010 Form 10-KSB. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC. Based on his most recent evaluation as of the Evaluation Date, our CEO and CFO has also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting, at the reasonable assurance level, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, and such officer has identified no material weaknesses in our internal controls over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following are the directors and executive officers of the Company as of March 31, 2011.

NAME	AGE	POSITIONS HELD WITH COMPANY

Frank S. Yuan	63	Chairman and Chief Executive Officer since 2007
Charles Rice	69	Director since 2007
James Vandeberg	67	Director since 2007
Peter Lin	42	Director since 2010
Deborah Shamaley	53	Director since 2007

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

James Vandeberg. Mr. Vandeberg has served as a director of the Company since 2007. He has been an attorney practicing in Seattle, Washington since 1996. He specializes in corporate finance with an emphasis on securities and acquisitions. Prior to practicing in Seattle, he was counsel and secretary to two NYSE listed companies. He graduated from NYU Law School in 1969 where he was a Root-Tilden Scholar and holds a BA degree in accounting from the University of Washington. Mr. Vandeberg is a director of American Sierra Gold Corp., Legend Oil and Gas Ltd., REGI US, Inc., IAS Energy, Inc. and ASAP Holdings, Inc., all of which are reporting companies on the OTCBB.

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

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the compensation we have paid to each executive officer and all executive officers as a group, for the fiscal years ended December 31, 2010 and 2009, annual compensation, including salary and bonuses paid by the Company to the Chief Executive Officer. No other executive officers received more than $150,000 during the fiscal years-ended December 31, 2010 and 2009. The Company does not currently have a long-term compensation plan and does not grant any long-term compensation to its executive officers or employees.

The table does not reflect certain personal benefits, which in the aggregate are less than ten percent of the named executive officer's salary and bonus. No other compensation was granted for the periods ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation

Yuan, Frank	2010	$150,000	$-	$-	$-	N/A	$-	$-
(CEO)	2009	$150,000	$-	$-	$-	N/A	$-	$-

COMPENSATION OF DIRECTORS

All outside directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as directors of the Company and do not receive any payroll.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has a revolving line of credit totaling $1,800,000 with Frank Yuan and certain members of his family. The line of credit bears interest at 6% per annum starting October 1, 2010, 10% prior to October 1, 2010 and is due upon demand, as amended. During fiscal 2010 and 2009, the Company incurred interest expense totaling $115,683 and $101,268 in connection with the Line. At December 31, 2010, the balance of the Line was $1,554,473 and including capitalized accrued and unpaid interest was $160,620. The Note holder has sole discretion right to convert the note to Common Stock at par value per share any time when he/she requests the conversion in part or in whole amount of the outstanding debt.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid by the Company for professional services rendered for the audits of the annual financial statements and fees billed for other services rendered by its principal accountants:

Type of Services Rendered	2010	2009

Audit Fees	$12,000	$38,000
Audit-Related Fees	$3,000	$10,900
Tax Fees	$0	$0
All Other Fees	$0	$0

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

ASAP EXPO, INC.

Date: April 15, 2011	By:	/s/ Frank Yuan
Frank Yuan
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Frank S. Yuan	Date: April 15, 2011
Frank S. Yuan
Director

By:	/s/ Charles Rice	Date: April 15, 2011
Charles Rice
Director

By:	/s/ Deborah Shamaley	Date: April 15, 2011
Deborah Shamaley
Director

By:	/s/ James Vandeberg	Date: April 15, 2011
James Vandeberg
Director

By:	/s/ Peter Lin	Date: April 15, 2011
Peter Lin
Director

ASAP EXPO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ASAP Expo, Inc
Los Angeles, California

To the Board of Directors:

We have audited the accompanying consolidated balance sheet of ASAP Expo, Inc. for the year ended December 31, 2010 and the related statements of operations, shareholders' equity, and cash flows for the year then ended  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASAP Expo, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

April 14, 2011
Tulsa, Oklahoma

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

/s/ Hood Sutton Robinson & Freeman CPAs, P.C.

Hood Sutton Robinson & Freeman CPAs, P.C.
Certified Public Accountants

April 14, 2010
Tulsa, Oklahoma

ASAP EXPO, INC.
BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS
Current Assets
Cash	$10,026	$5,785
Prepaid expenses and other receivables	2,605	6,035
Prepaid income taxes	3,689	4,537
Due from affiliated company	509	-
Total Current Assets	16,829	16,357

Property and equipment, net	37,585	50,471
Security deposit	-	2,200
Long-term Investment	195,854	203,912

Total Assets	$250,268	$272,940

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$12,623	$46,065
Deferred Revenue	500,000	500,000
Capitalized Lease, current	14,468	13,823
Due to affiliated company	110,102	100,000
Total Current Liabilities	637,193	659,888

Long-term Liabilities
Capitalized Lease, noncurrent	23,101	36,391
Line of credit, officers	1,554,473	991,560
Total Long-term Liabilities	1,577,574	1,027,951

Commitments and contingencies

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 8,704,669 shares issued and outstanding at December 31, 2010 and 2009	8,705	8,705
Capital deficiency	(1,126,292)	(1,126,292)
Accumulated deficit	(846,912)	(297,312)
Total Stockholders' Deficit	(1,964,499)	(1,414,899)

Total Liabilities and Stockholders' Deficit	$250,268	$272,940

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31
	2010	2009

Revenues:
Tradeshow revenue	$-	$120,053
Consulting fee	1,815	76,489
Management Fee	77,000	21,000
Total revenues	78,815	217,542

Operating expenses:
General and administrative	127,935	129,275
Payroll and related benefits	375,939	268,719
Total operating expenses	503,874	397,994

(Loss) from operations	(425,059)	(180,452)

Other Income (Expense)
Other income	-	296
Investment Income (loss)	(8,058)	3,912
Interest expense	(115,683)	(101,268)
Total other (Expense)	(123,741)	(97,060)

(Loss) before income taxes	(548,800)	(277,512)
Income taxes	800	2,498

Net (loss)	$(549,600)	$(280,010)

Net (loss) per common share
Basic and diluted	$(0.06)	$(0.03)

Weighted average common shares outstanding
Basic and diluted	8,704,669	8,704,669

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Capital	(Accumulated	Stockholders'
	Shares	Amount	Deficiency	deficit)	Deficit

BALANCE, JANUARY 1, 2009	8,701,480	$8,705	$(1,126,292)	$(17,302)	$(1,134,889)

Net loss	-	-	-	(280,010)	(280,010)

BALANCE, DECEMBER 31, 2009	8,701,480	8,705	(1,126,292)	(297,312)	(1,414,899)

Net loss	-	-	-	(549,600)	(549,600)

BALANCE, DECEMBER 31, 2010	8,701,480	$8,705	$(1,126,292)	$(846,912)	$(1,964,499)

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENTS OF CASH  FLOWS

	Year Ended December 31
	2010	2009
Cash flows from operating activities:
Net loss	$(549,600)	$(280,010)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	12,886	13,960
Security deposit write-off	2,200	-
Loss (gain) on investment	8,058	(3,912)
Capitalized accrued interest	114,555	-
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	3,430	120,668
Security deposit	-	(2,200)
Prepaid income taxes	848	(4,537)
Accounts payable and accrued expenses	12,623	(22,133)
Deferred revenues	-	493,785

Net cash provided by (used in) operating activities	(395,000)	315,621

Cash flows from investing activities:
Investment in equity interest subsidiary	-	(200,000)

Net cash provided by (used in) investing activities	-	(200,000)

Cash flows from financing activities:
Payments on auto loan	(12,644)	(13,151)
Advance from affiliated company	9,593	89,732
Proceeds from borrowings on line-of-credit from officers	618,985	795,342
Repayments of borrowings on line-of-credit from officers	(216,693)	(994,071)

Net cash provided by (used in) financing activities	399,241	(122,148)

Net (decrease) increase in cash	4,241	(6,527)

Cash, beginning of period	5,785	12,312

Cash, end of period	$10,026	$5,785

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$1,128	$120,633
Income taxes	$-	$7,035

Non-cash investing and financing activities:
Accrued interest transferred to line of credit, officers	$46,065	$-

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2010 AND 2009

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

At December 31, 2010, the Company has a capital deficiency of approximately $1,126,292 resulted from the accumulated deficit of its parent company that was transferred to the Company according to the Agreement, negative working capital of approximately $620,364 and a lack of profitable operating history. The Company hopes to increase revenues from its financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

REVENUE RECOGNITION

Accounting Standards Codification (‘ASC”) 605, Revenue Recognition which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. Management believes the Company's revenue recognition policies conform to ASC 605.

Revenues include amounts earned under trade show booth sales and consulting fees and management fee.

Trade Shows

Trade Shows generate revenue through exhibitor booths sales, corporate sponsorship, and advertising. Such revenue is typically collected in advance, deferred and then recognized at the time of the related trade show. Prior to March 2009, The Company organized two trade shows per year in February and August in Las Vegas.

Consulting Fees

The Consulting fees are recognized when earned.  Consulting fees subject to refund are recorded as deferred revenue until the project is completed and the fees are no longer refundable.

Management Fee

The management fee is recognized when earned.

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

DATE OF MANAGEMENT’S REVIEW

Subsequent events have be evaluated through April 14, 2011, the date the financial statements were available to be issued.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	December 31,
	2010	2009

Automobile	$64,431	$64,431
	64,431	64,431
Less: Accumulated depreciation	(26,846)	(13,960)
	$37,585	$50,471

NOTE 3 – LONG-TERM INVESTMENT

In September 2009, the Company made a long-term investment in ASAP Hotel, Inc. (“ASAP Hotel”) to purchase 19.84% of equity interest for $200,000.  The equity method has been used for this investment for the year ended December 31, 2010.  The balance for the investment including earnings from the investment as of December 31, 2010 was $195,854.

The following table summarizes the income statement of ASAP Hotel for the years ended December 31, 2010 and 2009:

ASAP HOTEL, INC.
	Year Ended December 31,
	2010	2009
Sales	$-	$-
Gross profit	$-	$-
Income from continuing operations	$(40,612)	$19,715
Net income	$(40,612)	$19,715
19.84% investment earnings	$(8,058)	$3,912
Dividends received	$-	$-

The following table provides the summary of balance sheet information for ASAP Hotel as of December 31, 2010 and 2009:

ASAP HOTEL, INC.
	December 31, 2010	December 31, 2009
Total assets	$5,379,103	$5,419,715
Total liabilities	-	-
Net assets	5,379,103	5,419,715
ASAP Expo's 19.84% ownership	1,067,284	1,075,342
Ending balance of investment account	195,854	203,912
Difference	871,430	871,430

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

At December 31, 2010, the deferred revenue was $500,000 for the advisory services provided to one of its affiliated companies.

NOTE 5 - CAPITAL LEASE

In 2008, the Company entered into an auto loan to acquire a vehicle. Future minimum payments and the obligations due under the auto loan are as follows:

For the Year Ended December 31:
2011	$17,350
2012	16,015
2013	6,673
Less amount representing interest at 5% per annum	(2,468)
37,569
Less Current Portion	(14,468)
Long Term Portion	$23,101

NOTE 6 – DUE TO AFFILIATED COMPANY

ASAP Hotel advanced the Company $100,000 for the purpose of acquiring used vehicles for ASAP Hotel and exporting them to China.  ASAP Hotel’s China WOFE is allowed to import up to eight used vehicles into China.  At December 31, 2010 no automobiles had been purchased for, or exported to, ASAP Hotel. In addition, ASAP Expo owed ASAP Hotel $10,102 at December 31, 2010. The advances were non interest bearing and are payable on demand.

At December 31, 2010, ASAP Expo was owed $509 from Friendship Partners LLC in which ASAP Expo’s officers are also members. The advance was non interest bearing and are payable on demand.

NOTE 7 - LINE-OF-CREDIT FROM OFFICERS

The Company has an unsecured revolving line-of-credit (the "Line") from Frank Yuan, the Company's Chief Executive Officer, and certain of his family members which is due upon demand and provides for borrowings up to a maximum of $1,800,000, as amended. The Line carries an interest rate of 6.0% per annum. The balances as of December 31, 2010 and December 31, 2009 were $1,554,473 and $991,560, respectively; the accrued and unpaid interest of $160,620 was capitalized into principal.

NOTE 8 - INCOME TAXES

In connection with the spin-off, the tax attributes associated with ASAP was not retained by the Company. As of December 31, 2010, the Company had Federal net tax operating loss carry forwards of approximately $838,854 available to offset future taxable income. The carry forwards expire in varying amounts through 2030.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2010 and 2009 are presented below:

	Year Ended December 31,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$218,930	$111,540
Total deferred tax assets	218,930	111,540
Less: valuation allowance	(218,930)	(111,540)
Net deferred tax assets	$-	$-

NOTE 9 - SHAREHOLDERS' DEFICIT

Common Stock

At December 31, 2010, the Company has 45,000,000 shares of common stock authorized and 8,704,669 shares issued and outstanding at par value $0.001 per share.

Upon the spin off from China Yili at December 31, 2008, the Company had 300,161 shares issued and outstanding at par value $0.001 per share. On June 12, 2009, the Company declared a 29-for-one stock dividend that is being treated as a stock split of its common stock. No fractional shares were issued. The number of common stock shares outstanding increased to 8,704,669 upon the stock dividend. All share and per share information has been retroactively adjusted to reflect the effect of stock dividend.

Options and Warrants

The Company does not have a stock option plan or any options or warrants issued and outstanding as of December 31, 2010.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Starting June 15, 2010, the Company leases office space under a five-year lease term agreement with Shenzhen New World Group. The lease provides for monthly lease payments of $0. Up to November, 2010, the Company subleased part of its office space to one of its affiliated companies for monthly lease payment of $2,000 and recorded it as management fee.

NOTE 11 - BUSINESS SEGMENTS

Reportable business segments as of and for the periods ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31,
	2010	2009

Revenues:
Tradeshow revenue	$-	$120,053
Consulting fee	1,815	76,489
Management Fee	77,000	21,000
	$78,815	$217,542

Income (loss) from operations:
Trade shows	$-	$85,784
Consulting fee	(34,173)	76,489
Management Fee	77,000	-
Corporate	(467,885)	(342,725)
	$(425,059)	$(180,452)

Identifiable assets:
Consulting	$250,268	$272,940
	$250,268	$272,940

Net revenues as reflected above consist of sales to unaffiliated customers only as there were no significant inter-segment sales for the year ended December 31, 2010 and 2009.

There were no significant concentrations on net segment sales for the year ended December 31, 2010 and 2009.

Tradeshow revenue relates to the Company's Las Vegas, Nevada show.