Form 10-Q
period 2011-03-31
ASAP Expo, Inc.
filed 2011-05-23
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2011: 8,704,669 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	Unaudited

ASSETS
Current Assets
Cash	$5,519	$10,026
Prepaid expenses and other receivables	305	2,605
Prepaid income taxes	-	3,689
Due from affiliated company	509	509
Total Current Assets	6,333	16,829

Property and equipment, net	34,363	37,585
Long-term Investment	195,854	195,854

Total Assets	$236,550	$250,268

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$23,530	$12,623
Deferred Revenue	500,000	500,000
Capitalized Lease, current	14,589	14,468
Due to affiliated company	111,735	110,102
Total Current Liabilities	649,854	637,193

Long-term Liabilities
Capitalized Lease, noncurrent	20,619	23,101
Convertible note, officers	1,578,839	1,554,473
Total Long-term Liabilities	1,599,458	1,577,574

Commitments and contingencies

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized,
8,704,669 shares issued and outstanding at March 31, 2011 and December 31, 2010	8,705	8,705
Capital deficiency	(1,126,292)	(1,126,292)
Accumulated deficit	(895,175)	(846,912)
Total Stockholders' Deficit	(2,012,762)	(1,964,499)

Total Liabilities and Stockholders' Deficit	$236,550	$250,268

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
	2011	2010

Revenues:
Management Fee	$-	$21,000
Total revenues	-	21,000

Operating expenses:
General and administrative	21,087	40,618
Payroll and related benefits	3,526	94,485
Total operating expenses	24,613	135,103

(Loss) from operations	(24,613)	(114,103)

Other Income (Expense)
Interest expense	(23,650)	(28,968)
Total other (Expense)	(23,650)	(28,968)

(Loss) before income taxes	(48,263)	(143,071)
Income taxes	-	800

Net (loss)	$(48,263)	$(143,871)

Net (loss) per common share
Basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding
Basic and diluted	8,704,669	8,704,669

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(48,263)	$(143,871)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	3,222	3,222
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	2,300	5,730
Prepaid income taxes	3,689	800
Accounts payable and accrued expenses	10,908	34,125

Net cash (used in) operating activities	(28,144)	(99,994)

Cash flows from financing activities:
Payments on auto loan	(2,362)	(2,256)
Advance from affiliated company	1,633	(53,972)
Proceeds from borrowings on line-of-credit from officers	35,112	161,200
Repayments of borrowings on line-of-credit from officers	(10,746)	(2,659)

Net cash provided by financing activities	23,637	102,313

Net (decrease) increase in cash	(4,507)	2,319

Cash, beginning of period	10,026	5,785

Cash, end of period	$5,519	$8,104

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$464	$500
Income taxes	$-	$-

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

UNAUDITED INTERIM FINANCIAL INFORMATION

These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (the “GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with the GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2010, included in the Company’s 2010 Annual Report on Form 10-K.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At March 31, 2011, the Company has a capital deficiency of $1,126,292 resulted from the accumulated deficit of its parent company that was transferred to the Company upon spin-off, negative working capital of $620,364 and a lack of profitable operating history. The Company hopes to increase revenues from its financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

Revenues include consulting fees and management fee.

Consulting Fees

The Consulting fees are recognized when earned.  Consulting fees subject to refund are recorded as deferred revenue until the project is completed and the fees are no longer refundable.

Management Fee

The management fee is recognized when earned.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued the amendment to ASC Topic 718, “Compensation – Stock Compensation”, which provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. As a result, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This topic was effective for periods beginning on or after December 15, 2010. Adoption of this topic had no material effect on the Company’s consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2011	2010

Automobile	$64,431	$64,431
	64,431	64,431
Less: Accumulated depreciation	(30,068)	(26,846)
	$34,363	$37,585

NOTE 3 – LONG-TERM INVESTMENT

In September 2009, the Company made a long-term investment in ASAP Hotel, Inc. (“ASAP Hotel”) to purchase 19.84% of equity interest for $200,000.  The equity method has been used for this investment for the three months ended March 31, 2011.  The balance for the investment including earnings from the investment as of March 31, 2011 was $195,854.

ASAP Hotel had no activities for the three months ended March 31, 2011.

The following table provides the summary of balance sheet information for ASAP Hotel as of March 31, 2011:

ASAP HOTEL, INC.
	March 31, 2011	December 31, 2010
Total assets	$5,379,103	$5,379,103
Total liabilities	-	-
Net assets	5,379,103	5,379,103
ASAP Expo's 19.84% ownership	1,067,284	1,067,284
Ending balance of investment account	195,854	195,854
Difference	871,430	871,430

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

At March 31, 2011, the deferred revenue was $500,000 for the advisory services provided to one of its affiliated companies.

NOTE 5 - CAPITAL LEASE

In 2008, the Company entered into a lease arrangement to acquire a vehicle. Future minimum payments and the obligations due under the capital lease are as follows:

For the Year Ended December 31:
2011	$14,680
2012	16,015
2013	6,673
Less amount representing interest at 5% per annum	(2,160)
35,208
Less Current Portion	(14,589)
Long Term Portion	$20,619

NOTE 6 – DUE TO AFFILIATED COMPANY

ASAP Hotel advanced the Company $100,000 for the purpose of acquiring used vehicles for ASAP Hotel and exporting them to China.  ASAP Hotel’s China WOFE is allowed to import up to eight used vehicles into China.  At March 31, 2011 no automobiles had been purchased for, or exported to, ASAP Hotel. In addition, ASAP Expo owed ASAP Hotel $11,735 at March 31, 2011 for over reimbursed travel expenses. The advances were non interest bearing and are payable on demand.

At March 31, 2011, ASAP Expo was owed $509 by Friendship Partners LLC in which ASAP Expo’s officers are also members. The advance was non interest bearing and are payable on demand.

NOTE 7 - CONVERTIBLE NOTE, OFFICERS

On January 1, 2011, the Company obtained a convertible note from Frank Yuan, the Company's Chief Executive Officer, and his family which  provides for borrowings up to a maximum of $1,800,000 and is due on demand. The note carries an interest rate of 6.0% per annum and is convertible into the Company's equity securities at a conversion price of $0.04 given a written notice of the contemplated conversion describing in reasonable detail the material terms of such equity securities and of the issue is provided. Prior to obtaining the convertible note, the Company had an unsecured revolving line-of-credit from Frank Yuan and certain of his family members which is due upon demand and provided for borrowings up to a maximum of $1,800,000, as amended.

The balance of convertible note as of March 31, 2010 was $1,578,839; the accrued and unpaid interest was $23,186. The balance of line-of-credit as of December 31, 2010 was $1,554,473 including capitalized accrued and unpaid interest of $160,620.

NOTE 8 - INCOME TAXES

In connection with the spin-off, the tax attributes associated with parent company was not retained by the Company. As of March 31, 2011, the Company had Federal net tax operating loss carry forwards of approximately $887,117 available to offset future taxable income. The carry forwards expire in varying amounts through 2030.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2011 and 2010 are presented below:

	Three Months Ended March 31,
	2011	2010

Deferred tax assets:
Net operating loss carryforwards	$19,225	$57,310
Total deferred tax assets	19,225	57,310
Less: valuation allowance	(19,225)	(57,310)
Net deferred tax assets	$-	$-

NOTE 9 - SHAREHOLDERS' DEFICIT

Common Stock

At March 31, 2011, the Company has 45,000,000 shares of common stock authorized and 8,704,669 shares issued and outstanding at par value $0.001 per share.

Options and Warrants

The Company does not have a stock option plan or any options or warrants issued and outstanding as of March 31, 2011.

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

NOTE 11 – SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended March 31, 2011. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 and 2010

Revenue

During the three months ended March 31, 2010, the Company provided office space and staff to help ASAP Hotel start up its business operations, accordingly, charged a management fee of $21,000. There was no management fee income for the three months ended March 31, 2011.

Operating Expenses

General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, and travel expenses.

General and administrative expenses decreased by $19,531, or 48.1%, to $21,087 for the three months ended March 31, 2011, as compared to $40,618 for the same period last year. The decrease in general and administrative expenses was primarily due to the Company cut the spending.

Payroll and related benefits decreased by approximately $90,959 or 96.3% to $3,526 for the three months ended March 31, 2011 from $94,485 for the same period last year. The decrease was primarily because the Company stopped payroll in 2011 as a way to cut cost while in the first quarter of 2010, the Company was still paying employees in the United States and overseas.

Interest Expense

Interest expense decreased to $23,650 during the three months ended March 31, 2011 from $28,968 for the same period last year. This decrease is due to lower interest rate of 6% versus 10% in the same period last year.

Income Taxes

Income taxes for the three months ended March 31, 2011 were $0 compared to $800 for the same period last year. The decrease was due to the Company has terminated its registration in California state since January 1, 2011, thus is no longer subject to the $800 minimum California state tax.

Net Loss

The Company recorded a net loss of $48,263 for the three months ended March 31, 2011 as compared to a net loss of $143,871 for the same period last year. The decrease in the net loss was mainly due to the decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $643,521 at March 31, 2011, as compared to $620,364 at December 31, 2010. During the next twelve months, ASAP Expo will focus on its investment banking, management consulting and global trading services to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a convertible note, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a convertible note (the "Yuan Note") from Frank Yuan and his family, which is due on demand, and provides for borrowings up to a maximum total of $1,800,000. The Yuan Note carries an interest rate of 6.0% per annum and is convertible into the Company's equity securities at a conversion price of $0.04 given a written notice of the contemplated conversion describing in reasonable detail the material terms of such equity securities and of the issue is provided. The total balance as of March 31, 2011 was $1,578,839, and the accrued and unpaid interest was $23,186.

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

ASAP Expo has no commitments to make capital expenditures for the fiscal year ending December 31, 2011.

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

Revenues include amounts earned under consulting fee and management fees.

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

ASAP EXPO, INC. (Registrant)

Date: May 23, 2011	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer