Form 10-K/A
period 2010-12-31
ASAP Expo, Inc.
filed 2011-07-19
CIK 1419275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment #1

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number:  001-34294

ASAP EXPO, INC.
(Exact name of registrant as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 S Figueroa St., Suite M09, Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

(213) 625-1200
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share
(Title of Class)

Over The Counter Bulletin Board (OTCBB)
(Name of exchange on which registered)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date file required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Section232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐    No ☐    N/A ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Check one:

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

On April 15, 2011, the registrant had 8,704,669 shares of Common Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒

EXPLANATORY NOTE

ASAP Expo, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Report”) for the purpose of including an updated Facing Sheet format page, correct Commission File Number, table of contents in accordance with Regulation S-B, as well as Article 8 of Regulation S-X, clarify within Evaluation of Controls and Procedures section that our Chief Executive Officer also performs the role of Chief Financial Officer, updated the Evaluation Date to be as of July 14, 2011, removed references to the Form 10-KSB, have updated the disclosure controls and procedures with internal controls over financial report into two separate control systems that are reported on separately, considered management’s failure to perform or complete its report on internal control over financial reporting did not significantly impact its conclusions regarding the effectiveness of our disclosure controls and procedures as of December 31, 2010, updated the statement to reflect no changes that materially affected or is reasonably likely to materially affect, our internal controls over financial reporting, and certifications.

Except as described above, no other amendments are being made to this Report.  This Form 10-K/A does not reflect events occurring after the April 15, 2011 filing of our Report or modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above.

PART I

FORWARD-LOOKING STATEMENTS

Except for historical information, the following annual report on Form 10-K (“Annual Report”) contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, include statements regarding, among other things, and specifically in the sections entitled "Description of Business" and "Management's Discussion and Analysis or Plan of Operations," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995)..  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “plan”, “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this Annual Report under the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under the section herein entitled “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur as projected.

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.  As used in this Annual Report, the terms “we,” “us,” “our” and the “Company” mean ASAP Expo Inc. unless otherwise indicated.

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

ITEM 1A. RISK FACTORS

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

None.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's audited financial statements and the related notes thereto which are included elsewhere in this report for the years ended December 31, 2010 and 2009, respectively. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of Part I of this Report on Form 10-K . ASAP Expo’s actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in the Company's filings with the SEC.

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

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

The following discussion sets forth information for the year ended December 31, 2010, compared with the same period ended December 31, 2009. This information has been derived in part from the audited consolidated financial statements of the Company contained elsewhere in this Form 10-K .

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

ITEM 7. FINANCIAL STATEMENTS

The Company's audited Financial Statements are set forth beginning on page F-1 in this Form 10-K .

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), Mr. Frank S Yuan, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's December 31, 2010 Form 10-K. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC. Based on his most recent evaluation as of the Evaluation Date, our CEO and CFO has also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting, at the reasonable assurance level, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, and such officer has identified no material weaknesses in our internal controls over financial reporting.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on this evaluation, our President and Chief Financial Officer concluded as of December 31, 2010 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our President and Chief Financial Officer have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on this evaluation, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

There have been no changes in internal controls, or in factors that could materially affect internal controls, subsequent to the date that management completed their evaluation.

Limitations On the Effectiveness of Internal Control over Financial Reporting

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

ITEM 13. EXHIBITS

Exhibit No.	Description	Location
31.1	Certification by the Principal Executive Officer and Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certifications by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 18, 2011	ASAP EXPO INC.

	By:	/s/ Frank S Yuan
Frank S Yuan President

Dated: July 18, 2011	ASAP EXPO INC.

	By:	/s/ Frank S Yuan
Frank S Yuan Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
By: /s/ Frank S Yuan Frank S Yuan	President and Director (Principal Executive Officer)	July 18, 2011
By: /s/ Frank S Yuan Frank S Yuan	Chief Financial Officer, and (Principal Financial Officer and Principal Accounting Officer)	July 18, 2011

EXHIBIT INDEX

Exhibit No.	Description	Location
31.1	Certification by the Principal Executive Officer and Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certifications by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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