Form 10-Q/A
period 2011-03-31
ASAP Expo, Inc.
filed 2011-07-19
CIK 1419275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment #1

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________

Commission File Number 001-34294

ASAP EXPO INC.
(Exact name of small business issuer in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

345 S. FIGUEROA ST. SUITE M09 LOS ANGELES, CA	90071
(Address of principal executive offices)	(Zip Code)
213-625-1200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☐  No☐  Not Applicable  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act) Yes ☐      No  ☒

As of March 31, 2011, the registrant had 8,704,669 Shares of Common Stock (One Class), par value $0.001 per share, issued and outstanding.

Index

EXPLANATORY NOTE

ASAP Expo, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Report on Form 10-Q for the fiscal quarter ended March 31, 2011 (the “Report”) for the purpose of including an updated Facing Sheet format page, correct Commission File Number, table of contents in accordance with Regulation S-B, as well as Article 8 of Regulation S-X, clarify within Evaluation of Controls and Procedures section that our Chief Executive Officer also performs the role of Chief Financial Officer, updated the Evaluation Date to be as of July 14, 2011, have updated the disclosure controls and procedures with internal controls over financial report into two separate control systems that are reported on separately, considered management’s failure to perform or complete its report on internal control over financial reporting did not significantly impact its conclusions regarding the effectiveness of our disclosure controls and procedures as of March 31, 2011, updated the statement to reflect no changes that materially affected or is reasonably likely to materially affect, our internal controls over financial reporting, and certifications.

Except as described above, no other amendments are being made to this Report.  This Form 10-Q/A does not reflect events occurring after the May 23, 2011 filing of our Report or modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above.

Index

   ASAP EXPO INC.
__________________

INDEX
to Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2011

Index

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q  to “we,” “us,” “our,” and the “Company” are to ASAP Expo Inc., a Nevada corporation.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q (“Report”) contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to revenues, profitability, adequacy of funds from operations, and cash flows and financing are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well as the results expressed in, anticipated or implied by these forward-looking statements.

For a more detailed discussion of some of the factors that may affect our business, results and prospects, see our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011, as well as various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Form 10-Q and current reports on Form 8-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on this evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures include components of our internal control over financial reporting and, as such, are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met (see the section below in this Item 3 entitled Limitations on the Effectiveness of Internal Controls ).

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this Report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Index

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

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASAP EXPO, INC. (Registrant)

Date: July 18, 2011	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer

Index

EXHIBIT IND EX

Exhibit No.	Description	Location

31.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

32.1
Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350
Filed herewith.

Index