Form 10-K/A
period 2010-12-31
ASAP Expo, Inc.
filed 2011-08-11
CIK 1419275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment #2

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number: 001-34294

ASAP EXPO INC.
(Exact name of registrant as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 S Figueroa St., Suite M09, Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

(213) 625-1200
( Registrant’s telephone number, including area code )

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010, computed by reference to the closing price of that date, was $696,373.52.

On April 15, 2011, the registrant had 8,704,669 shares of Common Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

EXPLANATORY NOTE

ASAP Expo, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 2 on Form 10-K/A to our Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Report”) for the purpose of including an updated Facing Sheet format page, update the Item numbers to correspond with the table of contents, revise the explanatory note to bring our disclosures into compliance with Item 10, paragraph f of Regulation S-K, updated the Forward Looking Statements and considered no further changes are needed in response to other comments by the letter, and corrected the Evaluation Date to reflect the fact that the evaluation of the effectiveness of disclosure controls and procedures is made as of the last day of the period, December 31, 2010, considered management’s failure to perform or complete its report on internal control over financial reporting can be considered management’s inability to effectively perform internal controls over financial reporting in the past due to the company filing and using a Form not in use for 3 years. The company and management do believe that going forward, it is in position to perform and complete its report on internal controls effectively due to the use of the correct Form as advised by the SEC comment letters.

Except as described above, no other amendments are being made to this Report.  This Form 10-K/A Amendment No. 2 does not reflect events occurring after the April 15, 2011 filing of our Report or modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above.

ASAP Expo Inc.

INDEX
to Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2010

PART I

FORWARD-LOOKING STATEMENTS

Except for historical information, the following annual report on Form 10-K (“Annual Report”) contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, include statements regarding, among other things, and specifically in the sections entitled "Description of Business" and "Management's Discussion and Analysis or Plan of Operations," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995)..  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “plan”, “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this Annual Report under the sections entitled “ Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under the section herein entitled “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur as projected.

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

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

The following discussion sets forth information for the year ended December 31, 2010, compared with the same period ended December 31, 2009. This information has been derived in part from the audited consolidated financial statements of the Company contained elsewhere in this Form 10-K.

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

ITEM 7. FINANCIAL STATEMENTS

The Company's audited Financial Statements are set forth beginning on page F-1 in this Form 10-K.

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

ITEM 13. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

PART IV

 IITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2011	ASAP EXPO INC.

	By:	/s/ Frank S Yuan
Frank S Yuan President

Dated: August 11, 2011	ASAP EXPO INC.

	By:	/s/ Frank S Yuan
Frank S Yuan Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
By: /s/ Frank S Yuan Frank S Yuan	President and Director (Principal Executive Officer)	August 11, 2011
By: /s/ Frank S Yuan Frank S Yuan	Chief Financial Officer, and (Principal Financial Officer and Principal Accounting Officer)	August 11, 2011

EXHIBIT INDEX

Exhibit No.	Description	Location
31.1	Certification by the Principal Executive Officer and Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certifications by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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