Form 10-Q/A
period 2011-03-31
ASAP Expo, Inc.
filed 2011-08-11
CIK 1419275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment #2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☐      No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act)  Yes ☐      No  ☒

As of March 31, 2011, the registrant had 8,704,669 Shares of Common Stock (One Class), par value $0.001 per share, issued and outstanding.

Index

EXPLANATORY NOTE

ASAP Expo, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 2 on Form 10-Q/A to our Report on Form 10-Q for the fiscal quarter ended March 31, 2011 (the “Report”) for the purpose of including an updated Facing Sheet format page, update the Item numbers to correspond with the table of contents, revise the explanatory note to bring our disclosures into compliance with Item 10, paragraph f of Regulation S-K, updated the Forward Looking Statements and considered no further changes are needed in response to other comments by the letter, considered management’s failure to perform or complete its report on internal control over financial reporting can be considered management’s inability to effectively perform internal controls over financial reporting in the past due to the company filing and using a Form not in use for 3 years. The company and management do believe that going forward, it is in position to perform and complete its report on internal controls effectively due to the use of the correct Form as advised by the SEC comment letters.

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

ASAP EXPO, INC. (Registrant)

Date: August 11, 2011	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer

Index

EXHIBIT INDEX

Exhibit No.	Description	Location

31.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

32.1
Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350
Filed herewith.

Index