Form 10-Q
period 2011-06-30
ASAP Expo, Inc.
filed 2011-08-15
CIK 1419275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act)   Yes   ☐         No ☒

As of August 12 2011, the registrant had 8,704,669 Shares of Common Stock (One Class), par value $0.001 per share, issued and outstanding.

ASAP EXPO INC.
__________________

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

For a more detailed discussion of some of the factors that may affect our business, results and prospects, see our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 15, 2011, as well as various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Form 10-Q and current reports on Form 8-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ASAP EXPO, INC.
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	Unaudited

ASSETS
Current Assets
Cash	$10,186	$10,026
Prepaid expenses and other receivables	305	2,605
Prepaid income taxes	800	3,689
Due from affiliated company	509	509
Total Current Assets	11,800	16,829

Property and equipment, net	31,142	37,585
Long-term Investment	195,854	195,854

Total Assets	$238,796	$250,268

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$47,124	$12,623
Deferred Revenue	500,000	500,000
Capitalized Lease, current	14,895	14,468
Due to affiliated company	118,451	110,102
Total Current Liabilities	680,470	637,193

Long-term Liabilities
Capitalized Lease, noncurrent	14,322	23,101
Convertible note, officers	1,615,969	1,554,473
Total Long-term Liabilities	1,630,291	1,577,574

Commitments and contingencies

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 8,704,669 shares issued and outstanding at June 30, 2011 and December 31, 2010	8,705	8,705
Capital deficiency	(1,126,292)	(1,126,292)
Accumulated deficit	(954,378)	(846,912)
Total Stockholders' Deficit	(2,071,965)	(1,964,499)

Total Liabilities and Stockholders' Deficit	$238,796	$250,268

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Management Fee	$-	$21,000	$-	$42,000
Total revenues	-	21,000	-	42,000

Operating expenses:
General and administrative	30,967	37,151	52,054	77,769
Payroll and related benefits	4,751	93,379	8,277	187,864
Total operating expenses	35,718	130,530	60,331	265,633

(Loss) from operations	(35,718)	(109,530)	(60,331)	(223,633)

Other Income (Expense)
Interest expense	(23,484)	(28,316)	(47,134)	(57,284)
Total other (Expense)	(23,484)	(28,316)	(47,134)	(57,284)

(Loss) before income taxes	(59,202)	(137,846)	(107,465)	(280,917)
Income taxes	-	-	-	800

Net (loss)	$(59,202)	$(137,846)	$(107,465)	$(281,717)

Net (loss) per common share
Basic	$(0.01)	$(0.02)	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Weighted average common shares outstanding
Basic	8,704,669	8,704,669	8,704,669	8,704,669
Diluted	8,704,669	8,704,669	8,704,669	8,704,669

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(107,465)	$(281,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,443	6,443
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	2,300	5,730
Prepaid income taxes	2,889	-
Accounts payable and accrued expenses	34,500	66,502

Net cash (used in) operating activities	(61,333)	(203,042)

Cash flows from financing activities:
Payments on auto loan	(8,352)	(6,825)
Advance from affiliated company	8,349	(151,038)
Proceeds from borrowings on line-of-credit from officers	72,850	428,685
Repayments of borrowings on line-of-credit from officers	(11,354)	(56,316)

Net cash provided by financing activities	61,493	214,506

Net increase in cash	160	11,464

Cash, beginning of period	10,026	5,785

Cash, end of period	$10,186	$17,249

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$111	$(36)
Income taxes	$-	$800

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

The Investment Banking Services division helps Chinese companies list on the public trading markets in the United States of America (“USA”) or Europe. Management Consultant division assists our own portfolio companies to meet Western management standards and enhance its value in the public market arena. Global Business Services division provides consulting to entities seeking business opportunities in the USA, Europe, and China.

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

At June 30, 2011, the Company has a capital deficiency of $1,126,292 resulted from the accumulated deficit of its parent company that was transferred to the Company upon spin-off, negative working capital of $669,470 and a lack of profitable operating history. The Company hopes to increase revenues from its financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2011	2010

Automobile	$64,431	$64,431
	64,431	64,431
Less: Accumulated depreciation	(33,289)	(26,846)
	$31,142	$37,585

NOTE 3 – LONG-TERM INVESTMENT

In September 2009, the Company made a long-term investment in ASAP Hotel, Inc. (“ASAP Hotel”) to purchase 19.84% of equity interest for $200,000.  The equity method has been used for this investment for the six months ended June 30, 2011.  The balance for the investment including earnings from the investment as of June 30, 2011 was $195,854.

ASAP Hotel had no activities for the six months ended June 30, 2011.

The following table provides the summary of balance sheet information for ASAP Hotel as of June 30, 2011:

ASAP HOTEL, INC.
	June 30, 2011	December 31, 2010
Total assets	$5,379,103	$5,379,103
Total liabilities	-	-
Net assets	5,379,103	5,379,103
ASAP Expo's 19.84% ownership	1,067,284	1,067,284
Ending balance of investment account	195,854	195,854
Difference	871,430	871,430

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

At June 30, 2011, the deferred revenue was $500,000 for the advisory services being provided to ASAP Hotel for its planned public listing in the US.

NOTE 5 - CAPITAL LEASE

In 2008, the Company entered into a lease arrangement to acquire a vehicle. Future minimum payments and the obligations due under the capital lease are as follows:

For the Year Ended December 31:
2011	$8,007
2012	16,015
2013	6,673
Less amount representing interest at 5% per annum	(1,478)
29,217
Less Current Portion	(14,895)
Long Term Portion	$14,322

NOTE 6 – DUE TO AFFILIATED COMPANY

ASAP Hotel advanced the Company $100,000 for the purpose of acquiring used vehicles for ASAP Hotel and exporting them to China.  ASAP Hotel’s China WOFE is allowed to import up to eight used vehicles into China.  At June 30, 2011 no automobiles had been purchased for, or exported to, ASAP Hotel. In addition, ASAP Expo owed ASAP Hotel $18,451 at June 30, 2011 for over reimbursed travel expenses. The advances were non interest bearing and are payable on demand.

At June 30, 2011, ASAP Expo was owed $509 by Friendship Partners LLC in which ASAP Expo’s officers are also members. The advance was non interest bearing and are payable on demand.

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

The balance of convertible note as of June 30, 2010 was $1,615,969; the accrued and unpaid interest on the note was $47,023 which is included in accounts payable and accrued expenses. The balance of line-of-credit as of December 31, 2010 was $1,554,473 including unpaid interest of $160,620 which was transferred into principal at December 31, 2010.

NOTE 8 - INCOME TAXES

As of June 30, 2011, the Company had Federal net tax operating loss carry forwards of approximately $955,178 available to offset future taxable income. The carry forwards expire in varying amounts through 2031.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2011 and 2010 are presented below:

	Three Months Ended March 31,
	2011	2010

Deferred tax assets:
Net operating loss carryforwards	$43,127	$112,220
Total deferred tax assets	43,127	112,220
Less: valuation allowance	(43,127)	(112,220)
Net deferred tax assets	$-	$-

NOTE 9 - SHAREHOLDERS' DEFICIT

Common Stock

At June 30, 2011, the Company has 45,000,000 shares of common stock authorized and 8,704,669 shares issued and outstanding at par value $0.001 per share.

Options and Warrants

The Company does not have a stock option plan or any options or warrants issued and outstanding as of June 30, 2011.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Lease

Starting June 15, 2010, the Company leases office space under a five-year lease term agreement with Shenzhen New World Group. The lease provides for monthly lease payments of $0. Up to November 2010, the Company subleased part of its office space to one of its affiliated companies for monthly lease payment of $2,000 and recorded it as management fee.

NOTE 11 – SUBSEQUENT EVENT

On July 12, 2010, the Company refunded $300,000 of the advisory services fee back to ASAP Hotel as ASAP Hotel has terminated its plan of public listing in the USA.  The remaining $200,000 of advanced advisory services fee will also be refunded.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2011 and 2010

Revenue

During the three and six months ended June 30, 2010, the Company provided office space and staff to help ASAP Hotel start up its business operations, accordingly, charged a management fee of $21,000 and $42,000, respectively. There was no management fee income for the three and six months ended June 30, 2011.

Operating Expenses

General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, and travel expenses.

General and administrative expenses decreased by $6,184, or 16.6%, to $30,967 for the three months ended June 30, 2011, as compared to $37,151 for the same period last year. For the six months ended June 30, 2011, general and administrative expenses decreased by $25,715 or 33.1% to $52,054 compared to $77,769 for the same period last year. The decrease in general and administrative expenses was primarily due to the Company cut the spending.

Payroll and related benefits decreased by approximately $88,628 or 94.9% to $4,751 for the three months ended June 30, 2011 from $93,379 for the same period last year. For the six months ended June 30, 2011, payroll and related benefits increased by $179,587 or 95.6% to $82,77 compared to $187,864 for the same period last year. The decrease was primarily because the Company stopped payroll in 2011 as a way to cut cost while in the second quarter and the first half of 2010, the Company was still paying employees in the United States and overseas.

Interest Expense

Interest expense decreased to $23,484 during the three months ended June 30, 2011 from $47,134 for the same period last year, and decreased to $47,134 during the six months ended June 30, 2011 from $57,284 for the same period last year. This decrease is due to lower interest rate of 6% versus 10% in the same period last year.

Income Taxes

Income taxes for the six months ended June 30, 2011 were $0 compared to $800 for the same period last year. The decrease was due to the Company has terminated its registration in California state since January 1, 2011, thus is no longer subject to the $800 minimum California state tax.

Net Loss

The Company recorded a net loss of $59,202 and $107,465 for the three and six months ended June 30, 2011, respectively, as compared to a net loss of $137,846 and $281,717 for the same periods last year, respectively. The decrease in the net loss was mainly due to the decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $668,670 at June 30, 2011, as compared to $620,364 at December 31, 2010. During the next twelve months, ASAP Expo will focus on its investment banking, management consulting and global trading services to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a convertible note, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a convertible note (the "Yuan Note") from Frank Yuan and his family, which is due on demand, and provides for borrowings up to a maximum total of $1,800,000. The Yuan Note carries an interest rate of 6.0% per annum and is convertible into the Company's equity securities at a conversion price of $0.04 given a written notice of the contemplated conversion describing in reasonable detail the material terms of such equity securities and of the issue is provided. The total balance as of June 30, 2011 was $1,615,969, and the accrued and unpaid interest was $47,023.

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

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework — that is, converged guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. Thus, there are few differences between this ASU and its international counterpart, IFRS 13. While this ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands Topic 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some could change how the fair value measurement guidance in Topic 820 is applied. This ASU is effective for interim and annual periods beginning after December 15, 2011 for public entities. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. This ASU removes the presentation options in Topic 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This ASU does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. This ASU does not require incremental disclosures in addition to those required by Topic 250 or any transition guidance. This ASU is not expected to have a material impact on the Company’s consolidated financial statements except for a revision of presentation of comprehensive income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures include components of our internal control over financial reporting and, as such, are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met (see the section below in this Item 3 entitled Limitations on the Effectiveness of Internal Controls ).

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ASAP Hotel, Frank Yuan, and Investors reached a global settlement on June 23, 2011. All parties have dismissed the lawsuits and cross complaints with prejudice. Consequently, ASAP Expo will pay back the $500,000 advanced consultant fees to ASAP Hotel.  Because ASAP Hotel will no longer pursue an IPO, no fee can be earned. The shares that investor’s received will be destroyed by ASAP Hotel. ASAP Hotel will have only two shareholders as originally established – Frank Yuan 80% and Expo 20%.  All other shares will be destroyed and cancelled.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. REMOVED AND RESERVED

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act
32.1	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Furnished electronically with this filing

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASAP EXPO, INC. (Registrant)

Date: August 15, 2011	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description	Location

31.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

32.1
Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350
Filed herewith.

101.INS	XBRL Instance Document	Furnished electronically with this filing

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished electronically with this filing

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished electronically with this filing

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished electronically with this filing

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished electronically with this filing

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished electronically with this filing