Form 10-Q
period 2011-09-30
ASAP Expo, Inc.
filed 2011-11-14
CIK 1419275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 11 2011, the registrant had 8,704,669 Shares of Common Stock (One Class), par value $0.001 per share, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
BALANCE SHEETS

	September 30, 2011	December 31, 2010
	Unaudited

ASSETS
Current Assets
Cash	$6,304	$10,026
Accounts Receivable	55,938	-
Prepaid expenses and other receivables	-	2,605
Prepaid income taxes	800	3,689
Due from affiliated company	509	509
Total Current Assets	63,551	16,829

Property and equipment, net	27,920	37,585
Long-term Investment	-	195,854

Total Assets	$91,471	$250,268

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$73,674	$12,623
Deferred Revenue	-	500,000
Capitalized Lease, current	15,081	14,468
Due to affiliated company	-	110,102
Total Current Liabilities	88,755	637,193

Long-term Liabilities
Capitalized Lease, noncurrent	10,481	23,101
Convertible note, officers	1,718,988	1,554,473
Total Long-term Liabilities	1,729,469	1,577,574

Commitments and contingencies

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 8,704,669 shares issued and outstanding at September 30, 2011 and December 31, 2010	8,705	8,705
Capital deficiency	(1,126,292)	(1,126,292)
Accumulated deficit	(609,166)	(846,912)
Total Stockholders' Deficit	(1,726,753)	(1,964,499)

Total Liabilities and Stockholders' Deficit	$91,471	$250,268

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Consulting fee	$401,329	$-	$401,329	$-
Management Fee	-	21,000	-	63,000
Total revenues	401,329	21,000	401,329	63,000

Operating expenses:
General and administrative	22,862	19,907	74,916	97,676
Payroll and related benefits	3,736	95,883	12,013	283,747
Total operating expenses	26,598	115,790	86,929	381,423

Income (Loss) from operations	374,731	(94,790)	314,400	(318,423)

Other Income (Expense)
Investment Income (loss)	(2,294)	-	(2,294)	-
Interest expense	(27,226)	(37,464)	(74,360)	(94,748)
Total other (Expense)	(29,520)	(37,464)	(76,654)	(94,748)

Income (Loss) before income taxes	345,211	(132,254)	237,746	(413,171)
Income taxes	-	-	-	800

Net Income (loss)	$345,211	$(132,254)	$237,746	$(413,971)

Net (loss) per common share
Basic	$0.04	$(0.02)	$0.03	$(0.05)
Diluted	$0.04	$(0.02)	$0.03	$(0.05)

Weighted average common shares outstanding
Basic	8,704,669	8,704,669	8,704,669	8,704,669
Diluted	8,704,669	8,704,669	8,704,669	8,704,669

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
STATEMENTS OF CASH  FLOWS
UNAUDITED

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$237,746	$(413,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,665	9,665
Bad debt on other receivable	305	-
Loss (gain) on investment	2,294	-
Changes in operating assets and liabilities:
Accounts receivable	(55,938)	-
Prepaid expenses and other receivables	2,300	3,429
Prepaid income taxes	2,889	848
Accounts payable and accrued expenses	61,051	98,692
Deferred revenues	(306,440)	7,000

Net cash (used in) operating activities	(46,128)	(294,337)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Payments on auto loan	(12,007)	(9,138)
Advance from (Repayment to) affiliated company	(110,102)	5,593
Proceeds from borrowings on line-of-credit from officers	483,250	514,485
Repayments of borrowings on line-of-credit from officers	(318,735)	(215,379)

Net cash provided by financing activities	42,406	295,561

Net (decrease) increase in cash	(3,722)	1,224

Cash, beginning of period	10,026	5,785

Cash, end of period	$6,304	$7,009

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$686	$405
Income taxes	$(2,889)	$(48)

Non-cash investing and financing activities:
Deferred revenue applied as return of capital from long-term investment	$193,560	$-

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

ASAP Expo, Inc. (“ASAP Expo” or the “Company” or “We” or “Our”) d.b.a. ASAP International Holdings, was incorporated on April 10, 2007 under the laws of the State of Nevada.

ASAP Expo is a company that operates real estate, provides investment banking and consulting services for Chinese companies. The mission is to be the bridge between the China and the Western world. The Company’s Global Business Services division has added EB-5 Investment Visa consulting to overseas individuals seeking opportunities in the U.S. The Company’s Investment Banking Services division lists Chinese companies on the public trading markets in the USA or Europe. The Company’s Real Estate division assists with institutional and high net worth individuals with acquisition advisory and asset management.

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

At September 30, 2011, the Company has a capital deficiency of $1,126,292 resulted from the accumulated deficit of its parent company that was transferred to the Company upon spin-off, negative working capital of $669,470 and a lack of profitable operating history. The Company hopes to increase revenues from its financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 31,	December 31,
	2011	2010

Automobile	$64,431	$64,431
	64,431	64,431
Less: Accumulated depreciation	(36,511)	(26,846)
	$27,920	$37,585

NOTE 3 – LONG-TERM INVESTMENT

In September 2009, the Company made a long-term investment in ASAP Hotel, Inc. (“ASAP Hotel”) to purchase 19.84% of equity interest for $200,000.  At July 1, 2011, the Company sold the 19.84% equity interest in ASAP Hotel back to ASAP Hotel for its carrying balance of $193,559.69.  The equity method has been used for this investment up to July 1, 2011.

ASAP Hotel had no activities from January 1, 2011 to July 1, 2011.

The following table provides the summary of balance sheet information for ASAP Hotel as of July 1, 2011 and December 31, 2010, respectively:

ASAP HOTEL, INC.
	July 1, 2011	December 31, 2010
Total assets	$5,367,539	$5,379,103
Total liabilities	-	-
Net assets	5,367,539	5,379,103
ASAP Expo's 19.84% ownership	1,064,990	1,067,284
Ending balance of investment account	193,560	195,854
Difference	871,430	871,430

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

In July 2011, ASAP Hotel decided to determinate the plan of going public. Of the $500,000 deferred revenue related to the advisory services fee, $300,000 was refunded back to ASAP Hotel, $193,560 was used as capital returned by ASAP Hotel to redeem ASAP Expo’s 19.84% investment in ASAP Hotel, and the remaining $6,440 was recorded as consulting fee for the miscellaneous consulting work ASAP Expo did for ASAP Hotel.

NOTE 5 - CAPITAL LEASE

In 2008, the Company entered into a lease arrangement to acquire a vehicle. Future minimum payments and the obligations due under the capital lease are as follows:

For the Year Ended December 31:
2011	$4,003
2012	16,015
2013	6,673
Less amount representing interest at 5% per annum	(1,129)
25,562
Less Current Portion	(15,081)
Long Term Portion	$10,481

NOTE 6 – DUE TO AFFILIATED COMPANY

At September 30, 2011, ASAP Expo was owed $509 by Friendship Partners LLC in which ASAP Expo’s officers are also members. The advance was non-interest bearing and is payable on demand.

NOTE 7 - CONVERTIBLE NOTE, OFFICERS

On January 1, 2011, the Company obtained a convertible note from Frank Yuan, the Company's Chief Executive Officer (“CEO”), and his family which provides for borrowings up to a maximum of $1,800,000 and is due on demand. The note carries an interest rate of 6.0% per annum and is convertible into the Company's equity securities at a conversion price of $0.04 given a written notice of the contemplated conversion describing in reasonable detail the material terms of such equity securities and of the issue is provided. Prior to obtaining the convertible note, the Company had an unsecured revolving line-of-credit from Frank Yuan and certain of his family members which is due upon demand and provided for borrowings up to a maximum of $1,800,000, as amended.

The balance of convertible note as of September 30, 2010 was $1,718,988; the accrued and unpaid interest on the note was $73,674 which is included in accounts payable and accrued expenses. The balance of line-of-credit as of December 31, 2010 was $1,554,473 including unpaid interest of $160,620 which was transferred into principal at December 31, 2010.

NOTE 8 - INCOME TAXES

As of September 30, 2011, the Company had Federal net tax operating loss carry forwards of approximately $601,108 available to offset future taxable income. The carry forwards expire in varying amounts through 2031.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at September 30, 2011 and 2010 are presented below:

	Nine Months Ended September 30,
	2011	2010

Deferred tax assets:
Net operating loss carryforwards	$-	$112,220
Total deferred tax assets	-	112,220
Less: valuation allowance	-	(112,220)
Net deferred tax assets	$-	$-

NOTE 9 - SHAREHOLDERS' DEFICIT

Common Stock

At September 30, 2011, the Company has 45,000,000 shares of common stock authorized and 8,704,669 shares issued and outstanding at par value $0.001 per share.

Options and Warrants

The Company does not have a stock option plan or any options or warrants issued and outstanding as of September 30, 2011.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Lease

Starting June 15, 2010, the Company leases office space under a five-year lease term agreement with Shenzhen New World Group. The lease provides for monthly lease payments of $0.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended September 30, 2011. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

OVERVIEW

ASAP Expo is a company that operates real estate, provides investment banking and consulting services for Chinese companies. The mission is to be the bridge between China and the Western world. The Company’s Global Business Services division has added EB-5 Investment Visa consulting to overseas individuals seeking opportunities in the U.S. The Company’s Investment Banking Services division lists Chinese companies on the public trading markets in the USA or Europe. The Company’s Real Estate division assists with institutional and high net worth individuals with acquisition advisory and asset management.

ASAP Expo is fully committed to the real estate business direction. It focuses on consulting with Chinese entities to purchase U.S. real estate, mainly commercial properties because of the historically low valuations. ASAP Expo has concluded several transactions within the last year, including advisory services for the purchase of the Downtown Los Angeles Marriott, Universal Sheraton, Fullerton Heritage Inn, and representing the buyer of Holiday Inn Anaheim.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2011 and 2010

Revenue

During the three and nine months ended September 30, 2011, the Company earned $401,329 consulting fee income for providing advisory services in real estate acquisition deals. There was no consulting fee income for the three and nine months ended September 30, 2010.

During the three and nine months ended September 30, 2010, the Company provided office space and staff to help ASAP Hotel start up its business operations, accordingly, charged a management fee of $21,000 and $63,000, respectively. There was no management fee income for the three and nine months ended September 30, 2011.

Operating Expenses

General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

General and administrative expenses increased by $2,955, or 14.8%, to $22,862 for the three months ended September 30, 2011, as compared to $19,907 for the same period last year. The increase was mainly due to higher travel expenses. For the nine months ended September 30, 2011, general and administrative expenses decreased by $22,760 or 23.3% to $74,916 compared to $97,676 for the same period last year. The decrease in general and administrative expenses was primarily due to the Company no long pays rent starting June 15, 2010, the lower professional fee and office expenses.

Payroll and related benefits decreased by approximately $92,147 or 96.1% to $3,736 for the three months ended September 30, 2011 from $95,883 for the same period last year. For the nine months ended September 30, 2011, payroll and related benefits decreased by $271,734 or 95.8% to $12,013 compared to $283,747 for the same period last year. The decrease was primarily because the Company stopped payroll in 2011 as a way to cut cost while in the second quarter and the first nine months of 2010, the Company was still paying employees in the United States and overseas.

Interest Expense

Interest expense decreased to $27,226 during the three months ended September 30, 2011 from $37,464 for the same period last year, and decreased to $74,360 during the nine months ended September 30, 2011 from $94,748 for the same period last year. This decrease is due to lower interest rate of 6% versus 10% in the same period last year.

Income Taxes

Income taxes for the nine months ended September 30, 2011 were $0 compared to $800 for the same period last year. The decrease was due to the Company has terminated its registration in California state since January 1, 2011, thus is no longer subject to the $800 minimum California state tax.

Net Income/Loss

The Company recorded a net income of $345,211 and $237,746 for the three and nine months ended September 30, 2011, respectively, as compared to a net loss of $132,254 and $413,971 for the same periods last year, respectively. The improvement in net income was mainly due to the consulting fees generated from the consulting services for real estate acquisition deals.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $25,204 at September 30, 2011, as compared to $620,364 at December 31, 2010. During the next twelve months, ASAP Expo will focus on its real estate transactions and global trading services to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a convertible note, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a convertible note (the "Yuan Note") from Frank Yuan and his family, which is due on demand, and provides for borrowings up to a maximum total of $1,800,000. The Yuan Note carries an interest rate of 6.0% per annum and is convertible into the Company's equity securities at a conversion price of $0.04 given a written notice of the contemplated conversion describing in reasonable detail the material terms of such equity securities and of the issue is provided. The total balance as of September 30, 2011 was $1,718,988, and the accrued and unpaid interest was $73,674.

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

Consulting Fees

The Company acted as a consultant for buyers to purchase real estate in the U.S. For this service, the Company charged the buyers a consultant fee. The fee is based on final purchase price value. The Company recognizes its Consultant fees when they are earned.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ASAP Hotel, the Company’s CEO, Frank Yuan, and Investors reached a global settlement on June 23, 2011. All parties have dismissed the lawsuits and cross complaints with prejudice.

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

ASAP EXPO, INC. (Registrant)

Date: November 14, 2011	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description	Location

31.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

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