Form 10-K
period 2011-12-31
ASAP Expo, Inc.
filed 2012-04-11
CIK 1419275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

(213) 625-1200
(Registrant’s telephone number, including area code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, computed by reference to the closing price of that date, was $230,179.68.

On March 30, 2012, the registrant had 8,704,669 shares of Common Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

ASAP Expo Inc.

INDEX
to Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2011

PART I

FORWARD-LOOKING STATEMENTS

Except for historical information, the following annual report on Form 10-K (“Annual Report”) contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, include statements regarding, among other things, and specifically in the sections entitled "Description of Business" and "Management's Discussion and Analysis or Plan of Operations," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995)..  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “plan”, “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this Annual Report under the sections entitled “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under the section herein entitled “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur as projected.

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

ASAP Expo is a holding company that operates real estate, investment banking and consulting for Chinese companies. Our mission is to be the bridge between China and the Western world. Our Global Business Services division has added EB-5 Investment Visa consulting to overseas individuals seeking opportunities in the U.S. Our Investment Banking Services division lists Chinese companies on the public trading markets in the USA or Europe. Our Real Estate division assists with institutional and high net worth individuals with acquisition advisory and asset management.

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

ASAP Expo’s Commercial Real Estate division provides institutional and high net worth individual clients with all real estate related services including acquisition advisory, financing, asset management, strategic repositioning and investment advice. Our international reach, scope of services and dedication to achieving the best results ensures our clients gain competitive advantage.

The Real Estate division specializes in the commercial real estate industry including but not limited to hospitality, retail, and office.  We also have expertise in: development-redevelopment financing, debt refinancing, acquisition financing, partnerships, asset recapitalizations, joint ventures, note purchases, and fund raising.

In the real estate acquisition side, we represent buyers at all stages of the process, from advice on selection and location to opportunity sourcing and due diligence. Our clients have the advantage of our local market knowledge and contacts in capital markets around the globe, as well as our deep experience in real estate strategy and management. This means a broader value perspective on property utilization prospects—not to mention a finger on the pulse of real-time market conditions at any moment.

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

EMPLOYEES

As of December 31, 2011, ASAP Expo employed 3 full-time employees classified as follows: 3 full-time executive officers.  The Company believes that relations with its employees are good.

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

WE HAVE AN ACCUMULATED DEFICIT OF $679,836 AS OF DECEMBER 31, 2011 AND HAVE RECEIVED AN OPINION FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY .

We have history of operating losses, including a net loss of $549,600 in 2010. As of December 31, 2011, we had an accumulated deficit of $679,836. These losses have resulted principally from expenses incurred for general and administrative, payroll and interest. 2011 is the first year we have profit. No assurances can be given as to whether we will continue to be profitable.

Our independent registered public accounting firm has added an explanatory paragraph to their report of independent registered public accounting firm issued in connection with the financial statements for the year ended December 31, 2011 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL THAT ARE IN HIGH DEMAND.

Our future success depends on our ability to attract and retain highly skilled personnel.  In general, qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand.  If we are unable to successfully attract or retain the personnel we need to succeed, we will be unable to implement our business plan.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s executive offices in the United States are leased and located at 345 South Figueroa Street, Suite M09, Los Angeles, CA 90071. Its telephone number is (213) 625-1200. The Company currently leases approximately 1,500 square feet.

ITEM 3. LEGAL PROCEEDINGS

The Company’s affiliate, ASAP Hotel, the Company’s CEO, Frank Yuan, and Investors reached a global settlement on June 23, 2011. All parties have dismissed the lawsuits and cross complaints with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock began trading on the Over-the-Counter Bulletin Board ("OTC-BB") on January 20, 2010 under the symbol "ASAE".  As of March 30, 2012, there has been limited trading volume.

HOLDERS OF RECORD

On December 31, 2011, the Company's issued and outstanding common stock totaled 8,704,669 shares, held by approximately 150 shareholders of record and by indeterminate number of additional shareholders through nominee or street name accounts with brokers.

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

None.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this annual report for the period ended December 31, 2011. This annual report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

OVERVIEW

ASAP Expo is a holding company that operates real estate, provides investment banking and consulting services for Chinese companies. The mission is to be the bridge between China and the Western world. The Company’s Global Business Services division has added EB-5 Investment Visa consulting to overseas individuals seeking opportunities in the U.S. The Company’s Investment Banking Services division lists Chinese companies on the public trading markets in the USA or Europe. The Company’s Real Estate division assists with institutional and high net worth individuals with acquisition advisory and asset management.

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

The Investment Banking Services division helps Chinese companies list on the public trading markets in the USA or Europe. In 2008, ASAP Expo entered the Germany Frankfurt Exchange and established its presence in the Deutsche Boerse Open Market. The products we created are capable of providing our clients, especially small and median size companies, the opportunity to access international capital markets. Our mission is to provide our clients, including start ups and early stage developments with the services that will assist them in the “first step” in becoming a public company.
RESULTS OF OPERATIONS

Revenues

During the year ended December 31, 2011, the Company earned $564,128 consulting fee income for providing advisory services in real estate acquisition deals. Revenue from the consulting services for the year ended December 31, 2010 was $1,815.

During the year ended December 31, 2010, the Company provided office space and staff to help ASAP Hotel start up its business operations, accordingly, charged a management fee of $77,000. There was no management fee income for the year ended December 31, 2011.

Operating Expenses

General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

For the year ended December 31, 2011, the Company incurred consulting expense of $171,237 for providing consulting services to clients. There was no consulting expense in the year ended December 31, 2010.

For the year ended December 31, 2011, general and administrative expenses decreased by $6,539 or 5.1% to $121,396 compared to $127,935 for the same period last year. The slight decrease in general and administrative expenses was primarily due to the Company no long paying rent starting June 15, 2010 and the lower office expenses.

Payroll and related benefits decreased by $375,939 to nil for the year ended December 31, 2011 from $375,939 for the same period last year. The decrease was primarily because the Company stopped payroll in 2011 as a way to cut cost while in the year 2010, the Company was still paying employees in the United States and overseas.

Interest Expense

Interest expense decreased to $102,125 during the year ended December 31, 2011 from $115,683 for the same period last year. This decrease was due to lower interest rate of 6% in year 2011 versus 10% in the first three quarters of 2010

Income Taxes

Income taxes for the year ended December 31, 2011 were $0 compared to $800 for the same period last year. The decrease was because the Company has terminated its registration in the state of California on January 1, 2011, thus is no longer subject to the $800 minimum California state tax.

Net Income/Loss

The Company recorded a net income of $167,076 for the year ended December 31, 2011, respectively, as compared to a net loss of $549,600 for the same period last year. The improvement in net income was mainly due to the consulting fees generated from the consulting services for real estate acquisition deals.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $79,871 at December 31, 2011, as compared to a working capital deficit of $620,364 at December 31, 2010. During the next twelve months, ASAP Expo will focus on its real estate transactions and global trading services to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a convertible note, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a convertible note (the "Yuan Note") from Frank Yuan and his family, which is due on demand, and provides for borrowings up to a maximum total of $1,800,000. The Yuan Note carries an interest rate of 6.0% per annum and is convertible into the Company's equity securities at a conversion price of $0.04 given a written notice of the contemplated conversion describing in reasonable detail the material terms of such equity securities and of the issue is provided. The total balance as of December 31, 2011 was $1,877,294, and the accrued and unpaid interest was $100,858.

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

The Report of the Company's Independent Registered Public Accounting Firm on our December 31, 2011 financial statements includes an explanatory paragraph stating that the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenues include amounts earned under trade show booth sales, consulting fee and management fees.

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

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework — that is, converged guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. Thus, there are few differences between this ASU and its international counterpart, IFRS 13. While this ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands Topic 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some could change how the fair value measurement guidance in Topic 820 is applied. This ASU is effective for interim and annual periods beginning after December 15, 2011 for public entities. This ASU is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. This ASU removes the presentation options in Topic 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This ASU does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. This ASU does not require incremental disclosures in addition to those required by Topic 250 or any transition guidance. This ASU is not expected to have a material impact on the Company’s financial statements except for a revision of presentation of comprehensive income.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this ASU only requires enhanced disclosure, the adoption is not expected to have an impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Among the new provision in ASU 2011-05 is a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which the net income is presented and the statement in which other comprehensive income is presented (for both interim periods and fiscal years); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. This ASU is not expected to have a material impact on the Company’s financial statements.

ITEM 7. FINANCIAL STATEMENTS

The Company's audited Financial Statements are set forth beginning on page 20 in this Form 10-K.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), Mr. Frank S Yuan, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's December 31, 2011 Form 10-K. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC. Based on his most recent evaluation as of the Evaluation Date, our CEO and CFO has also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting, at the reasonable assurance level, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, and such officer has identified no material weaknesses in our internal controls over financial reporting.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on this evaluation, our President and Chief Financial Officer concluded as of December 31, 2011 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our President and Chief Financial Officer have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on this evaluation, management concluded that, as of December 31, 2011, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

COMMITTEES

The Board of Directors does not have an audit committee or a compensation committee, due to the small size of the Board.  The Board of Directors also does not have an audit committee financial expert.

CODE OF ETHICS

The Company does not have formal written values and ethical standards, due to the small number of members of management.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the compensation we have paid to each executive officer and all executive officers as a group, for the fiscal years ended December 31, 2011 and 2010, annual compensation, including salary and bonuses paid by the Company to the Chief Executive Officer. No other executive officers received more than $150,000 during the fiscal years-ended December 31, 2011 and 2010. The Company does not currently have a long-term compensation plan and does not grant any long-term compensation to its executive officers or employees.

The table does not reflect certain personal benefits, which in the aggregate are less than ten percent of the named executive officer's salary and bonus. No other compensation was granted for the periods ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation

Yuan, Frank	2011	$-	$-	$-	$-	N/A	$-	$-
(CEO)	2010	$150,000	$-	$-	$-	N/A	$-	$-

COMPENSATION OF DIRECTORS

All outside directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as directors of the Company and do not receive any payroll.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has a revolving line of credit totaling $1,800,000 with Frank Yuan and certain members of his family. The line of credit bears interest at 6% per annum starting October 1, 2010, 10% prior to October 1, 2010 and is due upon demand, as amended. During fiscal 2011 and 2010, the Company incurred interest expense totaling $102,125 and $115,683 in connection with the Line. At December 31, 2011, the balance of the Line was $1,877,294. The Note holder has sole discretion right to convert the note to Common Stock at par value per share any time when he/she requests the conversion in part or in whole amount of the outstanding debt.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid by the Company for professional services rendered for the audits of the annual financial statements and fees billed for other services rendered by its principal accountants:

Type of Services Rendered	2011	2010

Audit Fees	$7,075	$13,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Pre-approval Policies and Procedures

The Audit Committee has sole authority to approve any audit and significant non-audit services to be performed by its independent accountants. Such approval is required prior to the related services being performed.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

ASAP EXPO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ASAP Expo, Inc
Los Angeles, California

To the Board of Directors:

We have audited the accompanying consolidated balance sheet of ASAP Expo, Inc. for the years ended December 31, 2011 and the related statements of operations, shareholders' equity, and cash flows for the years then ended  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASAP Expo, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hood & Associates CPAs, P.C.

Hood & Associates CPAs, P.C.
Certified Public Accountants

April 1, 2012
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

/s/ Hood Sutton Robinson & Freeman CPAs, P.C.

Hood Sutton Robinson & Freeman CPAs, P.C.
Certified Public Accountants

April 14, 2011
Tulsa, Oklahoma

ASAP EXPO, INC.
BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$5,280	$10,026
Prepaid expenses and other receivables	175,000	2,605
Prepaid income taxes	800	3,689
Due from affiliated company	509	509
Total Current Assets	181,589	16,829

Property and equipment, net	-	37,585
Long-term Investment	-	195,854

Total Assets	$181,589	$250,268

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$101,718	$12,623
Deferred Revenue	-	500,000
Capitalized Lease, current	-	14,468
Due to affiliated company	-	110,102
Total Current Liabilities	101,718	637,193

Long-term Liabilities
Capitalized Lease, noncurrent	-	23,101
Line of credit, officers	-	1,554,473
Convertible note, officers	1,877,294	-
Total Long-term Liabilities	1,877,294	1,577,574

Commitments and contingencies

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 8,704,669 shares issued and outstanding at December 31, 2011 and 2010	8,705	8,705
Capital deficiency	(1,126,292)	(1,126,292)
Accumulated deficit	(679,836)	(846,912)
Total Stockholders' Deficit	(1,797,423)	(1,964,499)

Total Liabilities and Stockholders' Deficit	$181,589	$250,268

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010

Revenues:
Consulting fee	$564,128	$1,815
Management Fee	-	77,000
Total revenues	564,128	78,815

Operating expenses:
Consulting expense	171,237	-
General and administrative	121,396	127,935
Payroll and related benefits	-	375,939
Total operating expenses	292,633	503,874

Income (Loss) from operations	271,495	(425,059)

Other Income (Expense)
Investment Income (loss)	(2,294)	(8,058)
Interest expense	(102,125)	(115,683)
Total other (Expense)	(104,419)	(123,741)

Income (Loss) before income taxes	167,076	(548,800)
Income taxes	-	800

Net Income (loss)	$167,076	$(549,600)

Net income (loss) per common share
Basic and diluted	$0.02	$(0.06)

Weighted average common shares outstanding
Basic and diluted	8,704,669	8,704,669

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Capital	(Accumulated	Stockholders'
	Shares	Amount	Deficiency	deficit)	Deficit

BALANCE, JANUARY 1, 2010	8,701,480	$8,705	$(1,126,292)	$(297,312)	$(1,414,899)

Net loss	-	-	-	(549,600)	(549,600)

BALANCE, DECEMBER 31, 2010	8,701,480	8,705	(1,126,292)	(846,912)	(1,964,499)

Net income	-	-	-	167,076	167,076

BALANCE, DECEMBER 31, 2011	8,701,480	$8,705	$(1,126,292)	$(679,836)	$(1,797,423)

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENTS OF CASH  FLOWS

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net Income (loss)	$167,076	$(549,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12,886	12,886
Security deposit write-off	-	2,200
Bad debt on other receivable	305	-
Loss on investment	2,294	8,058
Capitalized accrued interest	-	114,555
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(172,700)	3,430
Prepaid income taxes	2,889	848
Accounts payable and accrued expenses	89,095	12,623
Deferred revenues	(306,440)	-

Net cash (used in) operating activities	(204,595)	(395,000)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Payments on auto loan	(15,707)	(12,644)
Advance from (Repayment to) affiliated company	(110,102)	9,593
Proceeds from borrowings on line-of-credit/convertible note from officers	972,497	618,985
Repayments of borrowings on line-of-credit/convertible note from officers	(646,839)	(216,693)

Net cash provided by financing activities	199,849	399,241

Net (decrease) increase in cash	(4,746)	4,241

Cash, beginning of period	10,026	5,785

Cash, end of period	$5,280	$10,026

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$1,267	$1,128
Income taxes	$(2,889)	$-

Non-cash investing and financing activities:
Accrued interest transferred to line of credit, officers	$-	$46,065
Deferred revenue applied as return of capital from long-term investment	$193,560	$-
Vehicle transferred to officer as payment for officer convertible note	$24,699	$-
Auto loan assumed by officer as officer convertible note	$(21,862)	$-

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

ASAP Expo, Inc. (“ASAP Expo” or the “Company” or “We” or “Our”) d.b.a. ASAP International Holdings Inc, was incorporated on April 10, 2007 under the laws of the State of Nevada.

ASAP Expo is a holding company that operates real estate, investment banking and consulting for Chinese companies. Our mission is to be the bridge between China and the Western world. Our Global Business Services division has added EB-5 Investment Visa consulting to overseas individuals seeking opportunities in the U.S. Our Investment Banking Services division lists Chinese companies on the public trading markets in the USA or Europe. Our Real Estate division assists with institutional and high net worth individuals with acquisition advisory and asset management.

Prior to July 2011, the Investment Banking Services division was the core business of ASAP Expo. ASAP Expo helped small and medium sized business raise funds and promote business through capital markets.

In July 2011, ASAP Expo transitioned its core business to providing real estate advisory services along with investment banking services for Chinese companies.

BASIS OF PRESENTATION

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At December 31, 2011, the Company has a capital deficiency of approximately $1,126,292 resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework — that is, converged guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. Thus, there are few differences between this ASU and its international counterpart, IFRS 13. While this ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands Topic 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some could change how the fair value measurement guidance in Topic 820 is applied. This ASU is effective for interim and annual periods beginning after December 15, 2011 for public entities. This ASU is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. This ASU removes the presentation options in Topic 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This ASU does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. This ASU does not require incremental disclosures in addition to those required by Topic 250 or any transition guidance. This ASU is not expected to have a material impact on the Company’s financial statements except for a revision of presentation of comprehensive income.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this ASU only requires enhanced disclosure, the adoption is not expected to have an impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Among the new provision in ASU 2011-05 is a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which the net income is presented and the statement in which other comprehensive income is presented (for both interim periods and fiscal years); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. This ASU is not expected to have a material impact on the Company’s financial statements.

NOTE 2 – PREPAID EXPENSES AND OTHER RECEIVABLES

At December 31, 2011, prepaid expenses and other receivables consisted of a $175,000 deposit to escrow for purchasing a hotel.  The deal was cancelled in January 2012 and the deposit was refunded.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	December 31,
	2011	2010
Automobile	$-	$64,431
	-	64,431
Less: Accumulated depreciation	-	(26,846)
	$-	$37,585

At December 31, 2011, the automobile was transferred to Frank Yuan, CEO of the Company, as payment for his convertible note.

NOTE 4 – LONG-TERM INVESTMENT

In September 2009, the Company made a long-term investment in ASAP Hotel, Inc. (“ASAP Hotel”) to purchase 19.84% of equity interest for $200,000.  At July 1, 2011, the Company sold the 19.84% equity interest in ASAP Hotel back to ASAP Hotel for its carrying balance of $193,559.69.  The equity method had been used for this investment up to July 1, 2011.

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

NOTE 5 – DEFERRED REVENUE

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

NOTE 6 - CAPITAL LEASE

In 2008, the Company entered into an auto loan to acquire a vehicle. At December 31, 2011, the auto loan was assumed by Frank Yuan, CEO of the Company, when the automobile was transferred to him.

NOTE 7 – DUE TO/FROM AFFILIATED COMPANY

At December 31, 2011, ASAP Expo was owed $509 by Friendship Partners LLC in which ASAP Expo’s officers are also members. The advance was non-interest bearing and is payable on demand.

At December 31, 2010, ASAP Expo owed ASAP Hotel $110,102 which included $100,000 advance from ASAP Hotel for the purpose of acquiring used vehicles for ASAP Hotel and exporting them to China.

NOTE 8 - CONVERTIBLE NOTE/LINE-OF-CREDIT, OFFICERS

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

The balance of convertible note as of December 31, 2011 was $1,877,294; the accrued and unpaid interest on the note was $100,858 which is included in accounts payable and accrued expenses. The balance of line-of-credit as of December 31, 2010 was $1,554,473 including unpaid interest of $160,620 which was transferred into principal at December 31, 2010.

NOTE 9 - INCOME TAXES

As of December 31, 2011, the Company had Federal net tax operating loss carry forwards of approximately $671,778 available to offset future taxable income. The carry forwards expire in varying amounts through 2031.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2011 and 2010 are presented below:

	Year Ended December 31,
	2011	2010
Net operating loss (utilized) carryforwards	$(48,410)	$218,930
Total deferred tax assets	-	218,930
Reversal of valuation allowance (Valuation allowance)	48,410	(218,930)
Net deferred tax assets	$-	$-

The Company had historically carried a full deferred tax assets valuation allowance so its balance sheet reported no deferred tax assets. At December 31, 2011, the Company reversed deferred tax assets valuation allowance by $48,410 to reflect the effect of net operating loss actually utilized to reduce the tax liability for year 2011.

NOTE 10 - SHAREHOLDERS' DEFICIT

Common Stock

At December 31, 2011, the Company has 45,000,000 shares of common stock authorized and 8,704,669 shares issued and outstanding at par value $0.001 per share.

Options and Warrants

The Company does not have a stock option plan or any options or warrants issued and outstanding as of December 31, 2011.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Starting June 15, 2010, the Company leases office space under a five-year lease term agreement with Shenzhen New World Group. The lease provides for monthly lease payments of $0. Up to November, 2010, the Company subleased part of its office space to one of its affiliated companies for a monthly lease payment of $2,000 and recorded it as management fee.

NOTE 12 - BUSINESS SEGMENTS

Reportable business segments as of and for the periods ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
	2011	2010
Revenues:
Consulting fee	$564,128	$1,815
Management Fee	-	77,000
	$564,128	$78,815

Income (loss) from operations:
Consulting fee	$392,891	$(34,173)
Management Fee	-	77,000
Corporate	121,396	(467,885)
	$514,287	$(425,059)

Identifiable assets:
Consulting	$181,589	$250,268
	$181,589	$250,268

NOTE 13 – SUBSEQUENT EVENT

In January 2012, the deal to purchase a hotel for which the Company made $175,000 deposit was cancelled and the deposit of $173,000 (net of $2000 escrow fee) was refunded on January 18, 2012.

2. Exhibits

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

ASAP EXPO, INC.

Date: April 6, 2012	By:	/s/ Frank Yuan
Frank Yuan
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Frank S. Yuan	Date: April 6, 2012
Frank S. Yuan
Director

By:	/s/ Charles Rice	Date: April 6, 2012
Charles Rice
Director

By:	/s/ Deborah Shamaley	Date: April 6, 2012
Deborah Shamaley
Director

By:	/s/ James Vandeberg	Date: April 6, 2012
James Vandeberg
Director

By:	/s/ Peter Lin	Date: April 6, 2012
Peter Lin
Director