Form 10-Q
period 2012-03-31
ASAP Expo, Inc.
filed 2012-05-14
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2012: 8,704,669 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	Unaudited
ASSETS
Current Assets
Cash	$23,891	$5,280
Prepaid expenses and other receivables	2,229	175,000
Prepaid income taxes	800	800
Due from affiliated company	509	509
Total Current Assets	27,429	181,589

Total Assets	$27,429	$181,589

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$127,484	$101,718
Total Current Liabilities	127,484	101,718

Long-term Liabilities
Convertible note, officers	1,689,562	1,877,294
Total Long-term Liabilities	1,689,562	1,877,294

Commitments and contingencies

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 8,704,669 shares issued and outstanding at March 31, 2012 and December 31, 2011	8,705	8,705
Capital deficiency	(1,126,292)	(1,126,292)
Accumulated deficit	(672,030)	(679,836)
Total Stockholders' Deficit	(1,789,617)	(1,797,423)

Total Liabilities and Stockholders' Deficit	$27,429	$181,589

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
	2012	2011

Revenues:
Consulting fee	$78,475	$-
Total revenues	78,475	-

Operating expenses:
Consulting expense	25,000	-
General and administrative	19,953	21,087
Payroll and related benefits	-	3,526
Total operating expenses	44,953	24,613

Income (Loss) from operations	33,522	(24,613)

Other Income (Expense)
Interest expense	(25,716)	(23,650)
Total other (Expense)	(25,716)	(23,650)

Income (Loss) before income taxes	7,806	(48,263)
Income taxes	-	-

Net Income (loss)	$7,806	$(48,263)

Net income (loss) per common share Basic and diluted	$0.00	$(0.01)

Weighted average common shares outstanding Basic and diluted	8,704,669	8,704,669

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net Income (loss)	$7,806	$(48,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	3,222
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	172,771	2,300
Prepaid income taxes	-	3,689
Accounts payable and accrued expenses	25,765	10,908

Net cash (used in) operating activities	206,342	(28,144)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Payments on auto loan	-	(2,362)
Advance from affiliated company	-	1,633
Proceeds from borrowings on convertible note from officers	51,596	35,112
Repayments of borrowings on convertible note from officers	(239,327)	(10,746)

Net cash provided by financing activities	(187,731)	23,637

Net (decrease) increase in cash	18,611	(4,507)

Cash, beginning of period	5,280	10,026

Cash, end of period	$23,891	$5,519

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$8	$464
Income taxes	$-	$-

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

At March 31, 2012, the Company has a capital deficiency of approximately $1,126,292 resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

Revenues are mainly consulting fees. The Consulting fees are recognized when earned.  Consulting fees subject to refund are recorded as deferred revenue until the project is completed and the fees are no longer refundable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 2 – PREPAID EXPENSES AND OTHER RECEIVABLES

At March 31, 2012, prepaid expenses and other receivables consisted of a $2,229 overpayment on health insurance. The overpayment was refunded in April 2012.

At December 31, 2011, prepaid expenses and other receivables consisted of a $175,000 deposit to escrow for purchasing a hotel.  The deal was cancelled in January 2012 and the deposit was refunded.

NOTE 3 – DUE FROM AFFILIATED COMPANY

At March 31, 2012 and December 31, 2011, ASAP Expo was owed $509 by Friendship Partners LLC in which ASAP Expo’s officers are also members. The advance was non-interest bearing and is payable on demand.

NOTE 4 - CONVERTIBLE NOTE, OFFICERS

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

The balance of convertible note as of March 31, 2012 was $1,689,562; the accrued and unpaid interest on the note was $126,566 which is included in accounts payable and accrued expenses. The balance of convertible note as of December 31, 2011 was $1,877,294 and the accrued and unpaid interest on the note was $100,858 .

NOTE 5 - INCOME TAXES

As of March 31, 2012, the Company had Federal net tax operating loss carry forwards of approximately $663,971 available to offset future taxable income. The carry forwards expire in varying amounts through 2031.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2012 and December 31, 2011 are presented below:

	Three Months Ended March 31,
	2012	2011
Net operating loss (utilized) carryforwards	$(2,654)	$19,225
Total deferred tax assets	(2,654)	19,225
Reversal of valuation allowance (Valuation allowance)	2,654	(19,225)
Net deferred tax assets	$-	$-

The Company had historically carried a full deferred tax assets valuation allowance so its balance sheet reported no deferred tax assets. At March 31, 2012, the Company reversed deferred tax assets valuation allowance by $2,654 to reflect the effect of net operating loss actually utilized to reduce the tax liability for the period.

NOTE 6 - SHAREHOLDERS' DEFICIT

Common Stock

At March 31, 2012, the Company has 45,000,000 shares of common stock authorized and 8,704,669 shares issued and outstanding at par value $0.00 per share.

Options and Warrants

The Company does not have a stock option plan or any options or warrants issued and outstanding as of March 31, 2012.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Starting June 15, 2010, the Company leases office space under a five-year lease term agreement with Shenzhen New World Group. The lease provides for monthly lease payments of $0.

NOTE 8 – SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended March 31, 2012. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

RESULTS OF OPERATIONS

Revenues

During the three months ended March 31, 2012, the Company earned $78,475 consulting fee income for providing advisory services in real estate acquisition deals. There was no revenue from consulting services for the three months ended March 31, 2011.

Operating Expenses

For the three months ended March 31, 2012, the Company incurred consulting expense of $25,000 for providing advisory services in real estate acquisition deals.

General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

For the three months ended March 31, 2012, general and administrative expenses decreased by $1,134 or 5.4% to $19,953 compared to $21,087 for the same period last year. The slight decrease in general and administrative expenses was primarily due to the lower depreciation expense as the automobile was transferred to Frank Yuan, CEO of the Company, as payment for his convertible note at December 31, 2011.

Payroll and related benefits decreased by $3,526 or 100% for the three months ended March 31, 2012 from $3,526 for the same period last year. The decrease was primarily because the Company paid education costs for administrative personnel in the three months ended March 31, 2011.

Interest Expense

Interest expense increased to $25,716 during the three months ended March 31, 2012 from $23,650 for the same period last year. This increase was due to the higher average convertible note balance.

Net Income/Loss

The Company recorded a net income of $7,807 for the three months ended March 31, 2012, as compared to a net loss of $48,263 for the same period last year. The improvement in net income was mainly due to the consulting fees generated from the consulting services for real estate acquisition deals.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $100,055 at March 31, 2012, as compared to a working capital of $79,871 at December 31, 2011. During the next twelve months, ASAP Expo will focus on its real estate transactions and global trading services to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a convertible note, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a convertible note (the "Yuan Note") from Frank Yuan and his family, which is due on demand, and provides for borrowings up to a maximum total of $1,800,000. The Yuan Note carries an interest rate of 6.0% per annum and is convertible into the Company's equity securities at a conversion price of $0.04 given a written notice of the contemplated conversion describing in reasonable detail the material terms of such equity securities and of the issue is provided. The total balance as of March 31, 2012 was $1,689,562, and the accrued and unpaid interest was $126,566.

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

ASAP Expo has no commitments to make capital expenditures for the fiscal year ending December 31, 2012.

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

Revenues are mainly consulting fees. The Consulting fees are recognized when earned.  Consulting fees subject to refund are recorded as deferred revenue until the project is completed and the fees are no longer refundable.

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

ITEM 3. CONTROLS AND PROCEDURES

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

ASAP EXPO, INC. (Registrant)

Date: May 14, 2012	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer