Form 10-Q
period 2012-06-30
ASAP Expo, Inc.
filed 2012-08-13
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Number of shares outstanding of the issuer's classes of common equity, as of August 13, 2012: 8,704,669 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	Unaudited

ASSETS
Current Assets
Cash	$2,456	$5,280
Prepaid expenses and other receivables	-	175,000
Prepaid income taxes	800	800
Due from affiliated companies	959	509
Total Current Assets	4,215	181,589

Total Assets	$4,215	$181,589

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$151,793	$101,718
Total Current Liabilities	151,793	101,718

Long-term Liabilities
Convertible note, officers	1,693,792	1,877,294
Total Long-term Liabilities	1,693,792	1,877,294

Commitments and contingencies

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 8,704,669 shares issued and outstanding at June 30, 2012 and December 31, 2011	8,705	8,705
Capital deficiency	(1,126,292)	(1,126,292)
Accumulated deficit	(723,783)	(679,836)
Total Stockholders' Deficit	(1,841,370)	(1,797,423)

Total Liabilities and Stockholders' Deficit	$4,215	$181,589

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Commission income	$9,124	$-	$9,124	$-
Consulting fee	57,000	-	135,475	-
Total revenues	66,124	-	144,599	-

Operating expenses:
Consulting expense	72,902	-	97,902	-
General and administrative	19,747	30,967	39,700	52,054
Payroll and related benefits	-	4,751	-	8,277
Total operating expenses	92,649	35,718	137,602	60,331

(Loss) from operations	(26,525)	(35,718)	6,997	(60,331)

Other Income (Expense)
Interest expense	(25,228)	(23,484)	(50,944)	(47,134)
Total other (Expense)	(25,228)	(23,484)	(50,944)	(47,134)

(Loss) before income taxes	(51,753)	(59,202)	(43,947)	(107,465)
Income taxes	-	-	-	-

Net (loss)	$(51,753)	$(59,202)	$(43,947)	$(107,465)

Net (loss) per common share
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding
Basic	8,704,669	8,704,669	8,704,669	8,704,669
Diluted	8,704,669	8,704,669	8,704,669	8,704,669

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(43,947)	$(107,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	6,443
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	175,000	2,300
Prepaid income taxes	-	2,889
Accounts payable and accrued expenses	50,075	34,500

Net cash (used in) operating activities	181,128	(61,333)

Cash flows from financing activities:
Payments on auto loan	-	(8,352)
Advance from affiliated company	(450)	8,349
Proceeds from borrowings on convertible note from officers	63,575	72,850
Repayments of borrowings on convertible note from officers	(247,077)	(11,354)

Net cash provided by financing activities	(183,952)	61,493

Net (decrease) increase in cash	(2,824)	160

Cash, beginning of period	5,280	10,026

Cash, end of period	$2,456	$10,186

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$8	$111
Income taxes	$-	$-

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

At June 30, 2012, the Company has a capital deficiency of approximately $1,126,292 resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

NOTE 3 – DUE FROM AFFILIATED COMPANIES

At June 30, 2012 and December 31, 2011, ASAP Expo was owed $959 and $509 from affiliated companies in which ASAP Expo’s officers are also owners and officers. The advance was non-interest bearing and is payable on demand.

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

The balance of convertible note as of June 30, 2012 was $1,693,792; the accrued and unpaid interest on the note was $151,793 which is included in accounts payable and accrued expenses. The balance of convertible note as of December 31, 2011 was $1,877,294 and the accrued and unpaid interest on the note was $100,858.

NOTE 5 - INCOME TAXES

As of June 30, 2012, the Company had Federal net tax operating loss carry forwards of approximately $601,198 available to offset future taxable income. The carry forwards expire in varying amounts through 2032.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2012 and 2011 are presented below:

	Six Months Ended June 30,
	2012	2011
Net operating loss (utilized) carryforwards	$17,506	$42,808
Total deferred tax assets	17,506	42,808
Less: valuation allowance	(17,506)	(42,808)
Net deferred tax assets	$-	$-

The Company had historically carried a full deferred tax assets valuation allowance so its balance sheet reported no deferred tax assets.

NOTE 6 - SHAREHOLDERS' DEFICIT

Common Stock

At June 30, 2012, the Company has 45,000,000 shares of common stock authorized and 8,704,669 shares issued and outstanding at par value $0.001 per share.

Options and Warrants

The Company does not have a stock option plan or any options or warrants issued and outstanding as of June 30, 2012.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended June 30, 2012. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

RESULTS OF OPERATIONS

Revenues

During the three and six months ended June 30, 2012, the Company earned consulting fee of $57,000 and $135,475, respectively,  for providing advisory services in real estate acquisition deals and earned property leasing commission of $9,124 and $9,124, respectively. There was no revenue in the three and six months ended June 30, 2011.

Operating Expenses

For the three and six months ended June 30, 2012, the Company incurred consulting expense of $72,902 and $97,902, respectively for providing advisory services in real estate acquisition deals. There was no consulting expense in the three and six months ended June 30, 2011.

General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

General and administrative expenses decreased by $11,220, or 36.2%, to $19,747 for the three months ended June 30, 2012, as compared to $30,967 for the same period last year. For the six months ended June 30, 2012, general and administrative expenses decreased by $12,354 or 23.7% to $39,700 compared to $52,054 for the same period last year. The decrease in general and administrative expenses was primarily due to the lower insurance expense as the Company canceled its health insurance and  lower depreciation expense as the automobile was transferred to Frank Yuan, CEO of the Company, as payment for his convertible note at December 31, 2011.

Payroll and related benefits decreased by $4,751 or 100% to $0 for the three months ended June 30, 2012 from $4,751 for the same period last year. For the six months ended June 30, 2012, payroll and related benefits decreased by $8,277 or 100% to $0 compared to $8,277 for the same period last year. The decrease was primarily because the Company paid education costs for administrative personnel in the three and six months ended June 30, 2011.

Interest Expense

Interest expense increased to $25,228 during the three months ended June 30, 2012 from $23,484 for the same period last year, and increased to $50,944 during the six months ended June 30, 2012 from $47,134 for the same period last year. This increase was due to the higher average convertible note balances.

Net Income/Loss

The Company recorded a net loss of $51,753 and $43,947 for the three and six months ended June 30, 2012, respectively, as compared to a net loss of $59,202 and $107,465 for the same periods last year. The decrease in net loss was mainly due to the net consulting fee and commission income, lower general and administrative expenses, offset by higher interest expense..

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $147,578 at June 30, 2012, as compared to a working capital of $79,871 at December 31, 2011. During the next twelve months, ASAP Expo will focus on its real estate transactions and global trading services to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a convertible note, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a convertible note (the "Yuan Note") from Frank Yuan and his family, which is due on demand, and provides for borrowings up to a maximum total of $1,800,000. The Yuan Note carries an interest rate of 6.0% per annum and is convertible into the Company's equity securities at a conversion price of $0.04 given a written notice of the contemplated conversion describing in reasonable detail the material terms of such equity securities and of the issue is provided. The total balance as of June 30, 2012 was $1,693,792, and the accrued and unpaid interest was $151,793.

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

ASAP EXPO, INC. (Registrant)

Date: August 13, 2012	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer