Form 10-Q
period 2012-09-30
ASAP Expo, Inc.
filed 2012-11-14
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Number of shares outstanding of the issuer's classes of common equity, as of November 13, 2012: 8,704,669 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	Unaudited

ASSETS
Current Assets
Cash	$2,602	$5,280
Prepaid expenses and other receivables	-	175,000
Prepaid income taxes	800	800
Due from affiliated company	49,973	509
Total Current Assets	53,375	181,589

Total Assets	$53,375	$181,589

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$177,083	$101,718
Total Current Liabilities	177,083	101,718

Long-term Liabilities
Convertible note, officers	1,580,616	1,877,294
Total Long-term Liabilities	1,580,616	1,877,294

Commitments and contingencies

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 8,704,669 shares issued and outstanding at September 30, 2012 and December 31, 2011	8,705	8,705
Capital deficiency	(1,126,292)	(1,126,292)
Accumulated deficit	(586,737)	(679,836)
Total Stockholders' Deficit	(1,704,324)	(1,797,423)

Total Liabilities and Stockholders' Deficit	$53,375	$181,589

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Commission Income	$-	$-	$9,124	-
Consulting fee	280,700	401,329	416,175	401,329
Total revenues	280,700	401,329	425,299	401,329

Operating expenses:
Consulting expense	105,450	-	203,352	-
General and administrative	12,914	22,862	52,614	74,916
Payroll and related benefits	-	3,736	-	12,013
Total operating expenses	118,364	26,598	255,966	86,929

Income (Loss) from operations	162,336	374,731	169,333	314,400

Other Income (Expense)
Investment Income (loss)	-	(2,294)	-	(2,294)
Interest expense	(25,290)	(27,226)	(76,234)	(74,360)
Total other (Expense)	(25,290)	(29,520)	(76,234)	(76,654)

Income (Loss) before income taxes	137,046	345,211	93,099	237,746
Income taxes	-	-	-	-

Net Income (loss)	$137,046	$345,211	$93,099	$237,746

Net (loss) per common share
Basic	$0.02	$0.04	$0.01	$0.03
Diluted	$0.02	$0.04	$0.01	$0.03

Weighted average common shares outstanding
Basic	8,704,669	8,704,669	8,704,669	8,704,669
Diluted	8,704,669	8,704,669	8,704,669	8,704,669

The accompanying notes are an integral part of financial statements.

ASAP EXPO, INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$93,099	$237,746
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	9,665
Bad debt on other receivable	-	305
Loss (gain) on investment	-	2,294
Changes in operating assets and liabilities:
Accounts receivable	-	(55,938)
Prepaid expenses and other receivables	175,000	2,300
Prepaid income taxes	-	2,889
Accounts payable and accrued expenses	75,365	61,051
Deferred revenues	-	(306,440)

Net cash provided by (used in) operating activities	343,464	(46,128)

Cash flows from investing activities:

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Payments on auto loan	-	(12,007)
Repayment to affiliated company	(49,464)	(110,102)
Proceeds from borrowings on line-of-credit from officers	489,266	483,250
Repayments of borrowings on line-of-credit from officers	(785,944)	(318,735)

Net cash provided by (used in) financing activities	(346,142)	42,406

(Decrease) increase in cash	(2,678)	(3,722)

Cash, beginning of period	5,280	10,026

Cash, end of period	$2,602	$6,304

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$8	$686
Income taxes	$-	$(2,889)

Non-cash investing and financing activities:
Deferred revenue applied as return of capital from long-term investment	$-	$193,560

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

At September 30, 2012, the Company has a capital deficiency of approximately $1,126,292 resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

NOTE 2 - PREPAID EXPENSES AND OTHER RECEIVABLES

At December 31, 2011, prepaid expenses and other receivables consisted of a $175,000 deposit to escrow for purchasing a hotel.  The deal was cancelled in January 2012 and the deposit was refunded.

NOTE 3 - DUE FROM AFFILIATED COMPANIES

At September 30, 2012 and December 31, 2011, ASAP Expo was owed $49,973 and $509 from affiliated companies in which ASAP Expo’s officers are also owners and officers. The advance is non-interest bearing and is payable on demand.

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

The balance of convertible note as of September 30, 2012 was $1,580,616; the accrued and unpaid interest on the note was $177,083 which is included in accounts payable and accrued expenses. The balance of convertible note as of December 31, 2011 was $1,877,294 and the accrued and unpaid interest on the note was $100,858.

NOTE 5 - INCOME TAXES

As of September 30, 2012, the Company had Federal net tax operating loss carry forwards of approximately $578,679 available to offset future taxable income. The carry forwards expire in varying amounts through 2032.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at September 30, 2012 and 2011 are presented below:

	Nine Months Ended September 30,
	2012	2011
Net operating loss (utilized) carryforwards	$(37,086)	$-
Total deferred tax assets	(37,086)	-
Reversal of valuation allowance (Valuation allowance)	37,086	-
Net deferred tax assets	$-	$-

The Company had historically carried a full deferred tax assets valuation allowance so its balance sheet reported no deferred tax assets. At September 30, 2012, the Company reversed deferred tax assets valuation allowance by $37,086 to reflect the effect of net operating loss actually utilized to reduce the tax liability for the period.

NOTE 6 - SHAREHOLDERS' DEFICIT

Common Stock

At September 30, 2012, the Company has 45,000,000 shares of common stock authorized and 8,704,669 shares issued and outstanding at par value $0.001 per share.

Options and Warrants

The Company does not have a stock option plan or any options or warrants issued and outstanding as of September 30, 2012.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Starting June 15, 2010, the Company leases office space under a five-year lease term agreement with Shenzhen New World Group. The lease provides for monthly lease payments of $0.

NOTE 8 - SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended September 30, 2012. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

RESULTS OF OPERATIONS

Revenues

The Company earned consulting fee for providing advisory services in real estate acquisition deals. Consulting fee decreased by $120,629 or 30.1% to $280,700 for the three months ended September 30, 2012, as compared to $401,329 for the same period last year. For the nine months ended September 30, 2012, consulting fee increased by $14,846 or 3.7% to $416,175, as compared to $401,329 for the same period last year. In the nine months ended September 30, 2012, the Company also earned property leasing commission of $9,124.

Operating Expenses

For the three and nine months ended September 30, 2012, the Company incurred consulting expense of $105,450 and $203,352, respectively, for providing advisory services in real estate acquisition deals. There was no consulting expense in the three and nine months ended September 30, 2011.

General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

General and administrative expenses decreased by $9,948 or 43.5% to $12,914 for the three months ended September 30, 2012, as compared to $22,862 for the same period last year. For the nine months ended September 30, 2012, general and administrative expenses decreased by $22,302 or 29.8% to $52,614, as compared to $74,916 for the same period last year. The decrease in general and administrative expenses was primarily due to the lower staff expenses, lower insurance expense as the Company canceled its health insurance and  lower depreciation expense as the automobile was transferred to Frank Yuan, CEO of the Company, as payment for his convertible note at December 31, 2011.

There was no payroll and related benefits for the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2011, the Company had payroll and related benefits of $3,736 and $12,013, respectively, as it paid education costs for an administrative personnel.

Interest Expense

Interest expense decreased to $25,290 during the three months ended September 30, 2012 from $27,226 for the same period last year due to the lower average convertible note balances. Interest expense increased to $76,234 during the nine months ended September 30, 2012 from $74,360 for the same period last year due to the higher average convertible note balances.

Net Income/Loss

The Company recorded a net income of $137,046 and $93,099 for the three and nine months ended September 30, 2012, respectively, as compared to a net income of $345,211 and $237,746 for the same periods last year. The decrease in net income was mainly due to the lower consulting fee and commission income, higher consulting expense, offset by lower general and administrative expenses .

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $123,708 at September 30, 2012, as compared to a working capital of $79,871 at December 31, 2011. During the next twelve months, ASAP Expo will focus on its real estate transactions and global trading services to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a convertible note, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a convertible note (the "Yuan Note") from Frank Yuan and his family, which is due on demand, and provides for borrowings up to a maximum total of $1,800,000. The Yuan Note carries an interest rate of 6.0% per annum and is convertible into the Company's equity securities at a conversion price of $0.04 given a written notice of the contemplated conversion describing in reasonable detail the material terms of such equity securities and of the issue is provided. The total balance as of September 30, 2012 was $1,580,616, and the accrued and unpaid interest was $177,083..

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

ITEM 3. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures include components of our internal control over financial reporting and, as such, are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met (see the section below in this Item 3 entitled Limitations on the Effectiveness of Internal Controls).

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company’s affiliate, ASAP Hotel, ASAP Hotel’s investors, and the Company’s CEO, Frank Yuan reached a global settlement on June 23, 2011. All parties have dismissed the lawsuits and cross complaints with prejudice.

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

ASAP EXPO, INC. (Registrant)

Date: November 14, 2012	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer