Form 10-K
period 2012-12-31
ASAP Expo, Inc.
filed 2013-04-16
CIK 1419275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012, computed by reference to the closing price of that date, was $76,727.

On April 15 , 2013, the registrant had 8,704,669 shares of Common Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

ASAP Expo Inc.

to Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2012

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

EMPLOYEES

As of December 31, 2012, ASAP Expo employed 3 part-time employees classified as follows: 3 part-time executive officers.  The Company believes that relations with its employees are good.

COMPETITORS

According to the management’s best information, there are currently a limited number of similar investment consulting and commercial real estate  firms in the market, but, in the future, there might be other new players that enter into the business and compete with us, despite the intellectual and financial capital required.

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

WE HAVE AN ACCUMULATED DEFICIT OF $625,055 AS OF DECEMBER 31, 2012 AND HAVE RECEIVED AN OPINION FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY .

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock began trading on the Over-the-Counter Bulletin Board ("OTC-BB") on January 20, 2010 under the symbol "ASAE".  As of April 15, 2013, there has been limited trading volume.

HOLDERS OF RECORD

On December 31, 2012, the Company's issued and outstanding common stock totaled 8,704,669 shares, held by approximately 150 shareholders of record and by indeterminate number of additional shareholders through nominee or street name accounts with brokers.

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

RESULTS OF OPERATIONS

Revenues

The Company earned consulting fee for providing advisory services in real estate acquisition deals. During the year ended December 31, 2012, the Company earned consulting fee of $483,775 and property leasing commission of $9,124, as compared to a consulting fee of $564,128 for the same period last year.

Operating Expenses

For the years ended December 31, 2012 and 2011, the Company incurred consulting expense of $261,852 and $171,237, respectively, for providing advisory services in real estate acquisition deals.

General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

For the year ended December 31, 2012, general and administrative expenses decreased by $45,450 or 37.4% to $75,946 compared to $121,396 for the same period last year. The decrease in general and administrative expenses was primarily due to the lower professional fees, the lower insurance expense as the Company canceled its health insurance in December 2011 and the  lower depreciation expense as the automobile was transferred to Frank Yuan, CEO of the Company, as payment for his convertible note at December 31, 2011.

Interest Expense

Interest expense decreased to $100,320 during the year ended December 31, 2012 from $102,125 for the same period last year. This slight decrease was due to the lower average convertible note balances.

Net Income

The Company recorded a net income of $54,781 for the year ended December 31, 2012, as compared to a net income of $167,076 for the same period last year. The decrease in net income was mainly due to the lower consulting fee and commission income, higher consulting expense, offset by lower general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $143,224 at December 31, 2012, as compared to a working capital of $79,871 at December 31, 2011. During the next twelve months, ASAP Expo will focus on its real estate transactions and global trading services to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a convertible note, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a convertible note (the "Yuan Note") from Frank Yuan and his family, which is due on demand, and provides for borrowings up to a maximum total of $1,800,000. The Yuan Note carries an interest rate of 6.0% per annum and is convertible into the Company's equity securities at a conversion price of $0.04 given a written notice of the contemplated conversion describing in reasonable detail the material terms of such equity securities and of the issue is provided. The total balance as of December 31, 2012 was $1,599,418, and the accrued and unpaid interest was $201,170.

The forecast of the period of time through which ASAP Expo’s financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties. ASAP Expo’s actual funding requirements may differ materially as a result of a number of factors, including unknown expenses associated with the cost of providing real estate advisory and investment banking.

ASAP Expo has no commitments to make capital expenditures for the fiscal year ending December 31, 2012.

Over the next two to five years, ASAP Expo plans to utilize a combination of internally generated funds from operations and potential debt and equity financing to fund its long-term growth.

The Report of the Company's Independent Registered Public Accounting Firm on our December 31, 2012 financial statements includes an explanatory paragraph stating that the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenues are mainly consulting fees. The Consulting fees are recognized when earned.  Consulting fees from investment banking services that subject to refund are recorded as deferred revenue until the project is completed and the fees are no longer refundable.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), Mr. Frank S Yuan, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's December 31, 2012 Form 10-K. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC. Based on his most recent evaluation as of the Evaluation Date, our CEO and CFO has also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting, at the reasonable assurance level, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, and such officer has identified no material weaknesses in our internal controls over financial reporting.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on this evaluation, our President and Chief Financial Officer concluded as of December 31, 2012 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our President and Chief Financial Officer have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on this evaluation, management concluded that, as of December 31, 2012, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following are the directors and executive officers of the Company as of April 15 , 2013.

NAME	AGE	POSITIONS HELD WITH COMPANY

Frank S. Yuan	64	Chairman and Chief Executive Officer since 2007
Charles Rice	70	Director since 2007
James Vandeberg	68	Director since 2007
Peter Lin	43	Director since 2010
Deborah Shamaley	54	Director since 2007

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

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the compensation we have paid to each executive officer and all executive officers as a group, for the fiscal years ended December 31, 2012 and 2011, annual compensation, including salary and bonuses paid by the Company to the Chief Executive Officer. No other executive officers received more than $150,000 during the fiscal years-ended December 31, 2012 and 2011. The Company does not currently have a long-term compensation plan and does not grant any long-term compensation to its executive officers or employees.

The table does not reflect certain personal benefits, which in the aggregate are less than ten percent of the named executive officer's salary and bonus. No other compensation was granted for the periods ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation

Yuan, Frank	2012	$-	$-	$-	$-	N/A	$-	$-
(CEO)	2011	$-	$-	$-	$-	N/A	$-	$-

 COMPENSATION OF DIRECTORS

All outside directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as directors of the Company and do not receive any payroll.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has a revolving line of credit totaling $1,800,000 with Frank Yuan and certain members of his family. The line of credit bears interest at 6% per annum starting October 1, 2010, 10% prior to October 1, 2010 and is due upon demand, as amended. During fiscal 2012 and 2011, the Company incurred interest expense totaling $100,320 and $102,125 in connection with the Line. At December 31, 2012, the balance of the Line was $1,599,418. The Note holder has sole discretion right to convert the note to Common Stock at a conversion price of $0.04 per share any time when he/she requests the conversion in part or in whole amount of the outstanding debt.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid by the Company for professional services rendered for the audits of the annual financial statements and fees billed for other services rendered by its principal accountants:

Type of Services Rendered	2012	2011

Audit Fees	$3,000	$7,075
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

ASAP EXPO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ASAP Expo, Inc.

We have audited the accompanying balance sheets of ASAP Expo Inc. (the “Company”) as of December 31, 2012, and the related statement of operations, stockholders’ deficit and cash flows for the year then ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2011, were audited by another auditor; whose report dated April 1, 2012; express an unqualified opinion on the financial statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year then ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had an accumulated deficit of $1,751,347 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP
Newport Beach, CA
April 16, 2013

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

/s/ Hood & Associates CPAs, P.C.

Hood & Associates CPAs, P.C.
Certified Public Accountants

April 1, 2012
Tulsa, Oklahoma

ASAP EXPO, INC.
BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS

Current Assets
Cash	$8,752	$5,280
Prepaid income taxes	800	800
Prepaid expenses and other receivables	-	175,000
Due from affiliated company	50,787	509
Total Current Assets	60,339	181,589

Total Assets	$60,339	$181,589

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$203,563	$101,718
Total Current Liabilities	203,563	101,718

Long-term Liabilities
Convertible note, officers	1,599,418	1,877,294
Total Long-term Liabilities	1,599,418	1,877,294

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 8,704,669 shares issued and outstanding at December 31, 2012 and 2011	8,705	8,705
Accumulated deficit	(1,751,347)	(1,806,128)
Total Stockholders' Deficit	(1,742,642)	(1,797,423)

Total Liabilities and Stockholders' Deficit	$60,339	$181,589

The accompanying notes are an integral part of these financial statements

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS

	December 31, 2012	December 31, 2011
Revenues:
Commission income	$9,124	$-
Consulting fee	483,775	564,128
Total revenues	492,899	564,128

Operating expenses:
Consulting expense	261,852	171,237
General and administrative	75,946	121,396
Total operating expenses	337,798	292,633

Income from operations	155,101	271,495

Other Expense
Investment loss	-	(2,294)
Interest expense	(100,320)	(102,125)
Total expense	(100,320)	(104,419)

Income before income taxes	54,781	167,076
Income taxes	-	-

Net Income	$54,781	$167,076

Net income per common share Basic and diluted	$0.01	$0.02

Weighted average common shares outstanding Basic and diluted	8,704,669	8,704,669

The accompanying notes are an integral part of these financial statements

ASAP EXPO, INC.
STATEMENTS OF CASH  FLOWS

	December 31, 2012	December 31, 2011
Operating Activities:
Net Income	$54,781	$167,076
Adjustments to reconcile net income to net cash provided in operating activities:
Depreciation expense	-	12,886
Bad debt on other receivable	-	305
Loss on investment	-	2,294
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	175,000	(172,700)
Prepaid income taxes	-	2,889
Accounts payable and accrued expenses	101,845	89,095
Deferred revenues	-	(306,440)
Net cash provided by operating activities	331,626	(204,595)

Financing Activities
Payments on auto loan	-	(15,707)
Repayment to affiliated company	(50,278)	(110,102)
Proceeds from borrowings on line-of-credit/convertible note from officers	521,648	972,497
Repayments of borrowings on line-of-credit/convertible note from officers	(799,524)	(646,839)
Net cash provided by financing activities	(328,154)	199,849

Net increase (decrease) in cash	3,472	(4,746)
Cash, beginning of period	5,280	10,026
Cash, end of year	$8,752	$5,280

Supplemental disclosures of cash flow information:
Cash paid during the year
Interest	$8	$1,267
Income taxes	$-	$(2,889)

Non-cash investing and financing activities:
Deferred revenue applied as return of capital from long-term investment	$-	$193,560
Vehicle transferred to officer as payment for officer convertible note	$-	$24,699
Auto loan assumed by officer as officer convertible note	$-	$(21,862)

The accompanying notes are an integral part of these financial statements

ASAP EXPO, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT

				Total
	Common Stock		Accumulated	Stockholders'
	Shares	Amount	deficit	Deficit
Balance, January 1, 2011	8,701,480	$8,705	$(1,973,204)	$(1,964,499)
Net income	-	-	167,076	167,076

Balance, December 31, 2011	8,701,480	8,705	(1,806,128)	(1,797,423)
Net income	-	-	54,781	54,781

Balance, December 31, 2012	8,701,480	$8,705	$(1,751,347)	$(1,742,642)

The accompanying notes are an integral part of these financial statements

ASAP EXPO, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

ASAP Expo, Inc. (“ASAP Expo” or the “Company”) d.b.a. ASAP International Holdings Inc, was incorporated on April 10, 2007 under the laws of the State of Nevada.

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

At December 31, 2012, the Company has an accumulated deficit of approximately $1,751,347 resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

The Company believes it will have adequate cash to sustain operations until it achieves sustained profitability. However, until the Company has a history of maintaining revenue levels sufficient to support its operations and repay its working capital deficit, the Company may require additional financing. Sources of financing could include capital infusions, additional equity financing or debt offerings. There can be no assurance that funding will be available on acceptable terms, if at all, or that such fund, if raised, would enable the Company to achieve or sustain profitable operations.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the classification of liabilities that might result from the outcome of these uncertainties.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, prepaid expenses and other receivables, accounts payable and accrued liabilities.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to the short term maturity of these instruments.

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

Revenues are mainly consulting fees. The Consulting fees are recognized when earned.  Consulting fees from investment banking services that subject to refund are recorded as deferred revenue until the project is completed and the fees are no longer refundable.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net of operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.  Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

EARNINGS PER SHARE

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

Adopted
Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated statements.

Not Adopted
In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any; adoption of ASU 2011-11 will have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any; the adoption of ASU 2013-02 will have on its financial statements.

NOTE 2 – PREPAID EXPENSES AND OTHER RECEIVABLES

At December 31, 2011, prepaid expenses and other receivables consisted of a $175,000 deposit to escrow for purchasing a hotel.  The deal was cancelled in January 2012 and the deposit was refunded.

NOTE 3 - DUE FROM AFFILIATED COMPANIES

At December 31, 2012 and December 31, 2011, ASAP Expo was owed $50,787 and $509 from affiliated companies in which ASAP Expo’s officers are also owners and officers. The advance is non-interest bearing and is payable on demand.

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

The balance of convertible note as of December 31, 2012 was $1,599,418; the accrued and unpaid interest on the note was $201,170 which is included in accounts payable and accrued expenses. The balance of convertible note as of December 31, 2011 was $1,877,294 and the accrued and unpaid interest on the note was $100,858.

NOTE 5 - INCOME TAXES

As of December 31, 2012, the Company had Federal net tax operating loss carry forwards of approximately $616,997 available to offset future taxable income. The carry forwards expire in varying amounts through 2032.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2012 and 2011 are presented below:

	Year Ended December 31,
	2012	2011
Net operating loss (utilization)	$(18,626)	$(48,410)
Total deferred tax assets	-	-
Reversal of valuation allowance	18,626	48,410
Net deferred tax assets	$-	$-

The Company had historically carried a full deferred tax assets valuation allowance so its balance sheet reported no deferred tax assets. At December 31, 2012 and 2011, the Company reversed deferred tax assets valuation allowance by $18,626 and $48,410, respectively, to reflect the effect of net operating loss actually utilized to reduce the tax liabilities for the respective periods.

As a result of the implementation of ASC 740, we recognized no material adjustment to unrecognized tax benefits. We will continue to classify income tax penalties and interest, if any part of interest and other expenses in the statement of operations. We have incurred no interest of penalties as of December 2012, and 2011.

NOTE 6 - SHAREHOLDERS' DEFICIT

Common Stock

At December 31, 2012, the Company has 45,000,000 shares of common stock authorized and 8,704,669 shares issued and outstanding at par value $0.001 per share.

NOTE 7 - COMMITMENT

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

ASAP EXPO, INC.

Date: April 15, 2013	By:	/s/ Frank Yuan
Frank Yuan
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Frank S. Yuan	Date: April 15, 2013
Frank S. Yuan
Director

By:	/s/ Charles Rice	Date: April 15, 2013
Charles Rice
Director

By:	/s/ Deborah Shamaley	Date: April 15, 2013
Deborah Shamaley
Director

By:	/s/ James Vandeberg	Date: April 15, 2013
James Vandeberg
Director

By:	/s/ Peter Lin	Date: April 15, 2013
Peter Lin
Director