Form 10-K/A
period 2012-12-31
ASAP Expo, Inc.
filed 2013-04-22
CIK 1419275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

On April 15, 2013, the registrant had 8,704,669 shares of Common Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the annual period ended December 31, 2012 of ASAP Expo Inc. (the “Company”) filed with the Securities and Exchange Commission on April 16, 2013 (the “Form 10-K”) is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.K

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.	Description	Location

31.1	Certification by the Principal Executive Officer and Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certifications by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	XBRL Instance Document	Furnished electronically with this filing

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished electronically with this filing

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished electronically with this filing

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished electronically with this filing

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished electronically with this filing

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished electronically with this filing

* These exhibits were previously included or incorporated by reference in the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the capacities and the dates indicated, thereunto duly authorized.

ASAP EXPO, INC.

Date: April 22, 2013	By:	/s/ Frank Yuan
Frank Yuan
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Frank S. Yuan	Date: April 22, 2013
Frank S. Yuan
Director

By:	/s/ Charles Rice	Date: April 22, 2013
Charles Rice
Director

By:	/s/ Deborah Shamaley	Date: April 22, 2013
Deborah Shamaley
Director

By:	/s/ James Vandeberg	Date: April 22, 2013
James Vandeberg
Director

By:	/s/ Peter Lin	Date: April 22, 2013
Peter Lin
Director