Form 10-Q
period 2013-03-31
ASAP Expo, Inc.
filed 2013-05-15
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Number of shares outstanding of the issuer's classes of common equity, as of May 13, 2013: 8,704,669 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
CONDENSED BALANCE SHEETS
	March 31,	December 31,
	2013	2012
	Unaudited
ASSETS
Current Assets
Cash	$17,953	$8,752
Prepaid income taxes	800	800
Due from affiliated company	79,721	50,787
Total Current Assets	98,474	60,339

Total Assets	$98,474	$60,339

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$225,321	$203,563
Total Current Liabilities	225,321	203,563

Long-term Liabilities
Convertible note, officers	1,289,909	1,599,418
Total Long-term Liabilities	1,289,909	1,599,418

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 8,704,669 shares issued and outstanding at March 31, 2013 and December 31, 2012	8,705	8,705
Accumulated deficit	(1,425,461)	(1,751,347)
Total Stockholders' Deficit	(1,416,756)	(1,742,642)

Total Liabilities and Stockholders' Deficit	$98,474	$60,339

The accompanying notes are an integral part of these financial statements

ASAP EXPO, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended March 31,
	2013	2012

Revenues:
Consulting fee	$542,462	$78,475
Total revenues	542,462	78,475

Operating expenses:
Consulting expense	-	25,000
Commission expense	180,300	-
General and administrative	13,321	19,953
Total operating expenses	193,621	44,953

Income from operations	348,841	33,522

Other expense
Interest expense	(22,955)	(25,716)
Total expense	(22,955)	(25,716)

Income before income taxes	325,886	7,806
Income taxes	-	-

Net Income	$325,886	$7,806

Net income per common share
Basic and diluted	$0.04	$0.00

Weighted average common shares outstanding
Basic and diluted	8,704,669	8,704,669

The accompanying notes are an integral part of these financial statements

ASAP EXPO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Three Months Ended March 31,
	2013	2012
Operating Activities:
Net Income	$325,886	$7,806
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	-	172,771
Accounts payable and accrued expenses	21,757	25,765

Net cash provided by operating activities	347,643	206,342

Investing Activities:
Advance to affiliated companies	(28,934)	-

Net cash used in investing activities	(28,934)	-

Financing Activities:
Proceeds from borrowings on convertible note from officers	44,000	51,596
Repayments of borrowings on convertible note from officers	(353,508)	(239,327)

Net cash used in financing activities	(309,508)	(187,731)

Net increase in cash	9,201	18,611

Cash, beginning of period	8,752	5,280

Cash, end of period	$17,953	$23,891

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$8
Income taxes	$-	$-

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

At March 31, 2013, the Company has an accumulated stockholders' deficit of $1,416,756 mainly resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adopted

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of this update did not have a material impact on the financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02).  This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI).  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income.  However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto.  Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012.  The adoption of this update did not have a material impact on the financial statements.

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - DUE FROM AFFILIATED COMPANIES

At March 31, 2013 and December 31, 2012, ASAP Expo was owed $79,721 and $50,787 from affiliated companies in which ASAP Expo’s officers are also owners and officers. The advance is non-interest bearing and is payable on demand.

NOTE 3 - CONVERTIBLE NOTE, OFFICERS

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

The balance of convertible note as of March 31, 2013 was $1,289,909; the accrued and unpaid interest on the note was $224,124 which is included in accounts payable and accrued expenses. The balance of convertible note as of December 31, 2012 was $1,599,418 and the accrued and unpaid interest on the note was $201,170.

NOTE 4 - INCOME TAXES

As of March 31, 2013, the Company had Federal net tax operating loss carry forwards of approximately $291,111 available to offset future taxable income. The carry forwards expire in varying amounts through 2032.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2013 and 2012 are presented below:

	Three Months Ended March 31,
	2013	2012
Net operating loss (utilization)	$(110,801)	$(2,654)
Reversal of valuation allowance	110,801	2,654
Deferred tax assets	$-	$-

The Company had historically carried a full deferred tax assets valuation allowance so its balance sheet reported no deferred tax assets. At March 31, 2013 and 2012, the Company reversed deferred tax assets valuation allowance by $110,801 and $2,654, respectively, to reflect the effect of net operating loss actually utilized to reduce the tax liabilities for the respective periods.

As a result of the implementation of ASC 740, we recognized no material adjustment to unrecognized tax benefits. We will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in the statement of operations. We have incurred no interest of penalties in the three months ended March 31 2013, and 2012.

NOTE 5 - SHAREHOLDERS' DEFICIT

Common Stock

At March 31, 2013, the Company has 45,000,000 shares of common stock authorized and 8,704,669 shares issued and outstanding at par value $0.001 per share.

NOTE 6 - COMMITMENT

Starting June 15, 2010, the Company leases office space under a five-year lease term agreement with Shenzhen New World Group. The lease provides for monthly lease payments of $0.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended March 31, 2013. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

RESULTS OF OPERATIONS

Revenues

The Company earned consulting fee for providing advisory services in real estate acquisition deals. During the three months ended March 31, 2013, the Company earned consulting fee of $542,462, as compared to a consulting fee of $78,475 for the same period last year.

Operating Expenses

For the three months ended March 31, 2013, the Company incurred commission expense of $180,300 while providing advisory services in real estate acquisition deals as compared to $25,000 consulting expense for providing the same service in the same period last year.

General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

General and administrative expenses decreased by $6,632 or 33.2% to $13,321 for the three months ended March 31, 2013, as compared to $19,953 for the same period last year. The decrease in general and administrative expenses was primarily due to the lower staff expenses, licenses and permits expense, automobile expense and professional fees.

Interest Expense

Interest expense decreased to $22,955 during the three months ended March 31, 2013 from $25,716 for the same period last year due to the lower average convertible note balances.

Net Income

The Company recorded a net income of $325,886 for the three months ended March 31, 2013, as compared to a net income of $7,806 for the same period last year. The increase in net income was mainly due to the higher consulting fee, lower general and administrative expenses, lower interest expense, offset by high commission expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $126,847 at March 31, 2013, as compared to a working capital deficit of $143,224 at December 31, 2012. During the next twelve months, ASAP Expo will focus on its real estate transactions and global trading services to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a convertible note, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a convertible note (the "Yuan Note") from Frank Yuan and his family, which is due on demand, and provides for borrowings up to a maximum total of $1,800,000. The Yuan Note carries an interest rate of 6.0% per annum and is convertible into the Company's equity securities at a conversion price of $0.04 given a written notice of the contemplated conversion describing in reasonable detail the material terms of such equity securities and of the issue is provided. The total balance as of March 31, 2013 was $1,289,910, and the accrued and unpaid interest was $224,124.

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

ASAP Expo has no commitments to make capital expenditures for the fiscal year ending December 31, 2013.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of March 31, 2013.

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

ASAP EXPO, INC. (Registrant)

Date: May 15, 2013	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer