Form 10-Q
period 2013-06-30
ASAP Expo, Inc.
filed 2013-08-14
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Number of shares outstanding of the issuer's classes of common equity, as of August 13, 2013: 14,448,669 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS
Current Assets
Cash	$14,320	$8,752
Prepaid income taxes	800	800
Due from affiliated company	79,793	50,787
Total Current Assets	94,913	60,339

Total Assets	$94,913	$60,339

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$243,828	$203,563
Total Current Liabilities	243,828	203,563

Long-term Liabilities
Convertible note, officers	1,293,281	1,599,418
Total Long-term Liabilities	1,293,281	1,599,418

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 8,704,669 shares issued and outstanding at June 30, 2013 and December 31, 2012	8,705	8,705
Accumulated deficit	(1,450,901)	(1,751,347)
Total Stockholders' Deficit	(1,442,196)	(1,742,642)

Total Liabilities and Stockholders' Deficit	$94,913	$60,339

The accompanying notes are an integral part of these condensed financial statements

ASAP EXPO, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Commission income	$967	$9,124	$967	$9,124
Consulting fee	65,500	57,000	607,962	135,475
Total revenues	66,467	66,124	608,929	144,599

Operating expenses:
Consulting expense	43,500	72,902	43,500	97,902
Commission expense	-	-	180,300	-
General and administrative	29,084	19,747	42,405	39,700
Total operating expenses	72,584	92,649	266,205	137,602

Income (loss) from operations	(6,117)	(26,525)	342,724	6,997

Other Expense
Interest expense	(19,323)	(25,228)	(42,278)	(50,944)
Total other expense	(19,323)	(25,228)	(42,278)	(50,944)

Income (loss) before income taxes	(25,440)	(51,753)	300,446	(43,947)
Income taxes	-	-	-	-

Net Income (loss)	$(25,440)	$(51,753)	$300,446	$(43,947)

Net income (loss) per common share
Basic and diluted	$(0.00)	$(0.01)	$0.03	$(0.01)

Weighted average common shares outstanding
Basic and diluted	8,704,669	8,704,669	8,704,669	8,704,669

The accompanying notes are an integral part of these condensed financial statements

ASAP EXPO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net Income (loss)	$300,446	$(43,947)
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	-	175,000
Accounts payable and accrued expenses	40,264	50,075

Net cash provided by operating activities	340,710	181,128

Investing Activities:
Advance to affiliated companies	(29,005)	-

Net cash used in investing activities	(29,005)	-

Financing Activities:
Repayment to affiliated company	-	(450)
Proceeds from borrowings on convertible note from officers	85,300	63,575
Repayments of borrowings on convertible note from officers	(391,437)	(247,077)

Net cash used in financing activities	(306,137)	(183,952)

Net increase (decrease) in cash	5,568	(2,824)

Cash, beginning of period	8,752	5,280

Cash, end of period	$14,320	$2,456

The accompanying notes are an integral part of these condensed financial statements

ASAP EXPO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K. The results of the three and six month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern.

At June 30, 2013, the Company has an accumulated stockholders' deficit of $1,442,196 mainly resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

REVENUE RECOGNITION

Accounting Standards Codification (“ASC”) 605, Revenue Recognition which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. Management believes the Company's revenue recognition policies conform to ASC 605.

Revenues are mainly consulting fees. The Consulting fees are recognized when earned.  Consulting fees from investment banking services that are subject to refund are recorded as deferred revenue until the project is completed and the fees are no longer refundable.

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

EARNINGS (LOSS) PER SHARE

A basic earnings (loss) per share is computed by dividing net income (loss) to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - DUE FROM AFFILIATED COMPANIES

At June 30, 2013 and December 31, 2012, ASAP Expo was owed $79,793 and $50,787 from affiliated companies in which ASAP Expo’s officers are also owners and officers. The advance is non-interest bearing and is payable on demand.

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

The balance of convertible note as of June 30, 2013 was $1,293,281; the accrued and unpaid interest on the note was $243,448 which is included in accounts payable and accrued expenses. The balance of convertible note as of December 31, 2012 was $1,599,418 and the accrued and unpaid interest on the note was $201,170.

NOTE 4 - INCOME TAXES

As of June 30, 2013, the Company had Federal net tax operating loss carry forwards of approximately $316,551 available to offset future taxable income. The carry forwards expire in varying amounts through 2032.

The Company had reserved a full deferred tax assets valuation allowance so its balance sheet reported no deferred tax assets as of June 30, 2013 and December 31, 2012 due to the Company will not be realized in the foreseeable future.

As a result of the implementation of ASC 740, we recognized no material adjustment to unrecognized tax benefits. We will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in the statement of operations. We have incurred no interest of penalties in the six months ended June 30 2013, and 2012.

NOTE 5 - SHAREHOLDERS' DEFICIT

Common Stock

At June 30, 2013, the Company has 45,000,000 shares of common stock authorized and 8,704,669 shares issued and outstanding at par value $0.001 per share.

NOTE 6 - SUBSEQUENT EVENTS

On July 23, 2013, the Company approved the conversion of a promissory note held by Frank Yuan and Vicky Yuan into shares of restricted common stock of the Company.  Of the outstanding amount, $200,000 of principal and $29,760 of accrued interest was converted into 5,744,000 shares of restricted common stock at a conversion rate of $0.04 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended June 30, 2013. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

RESULTS OF OPERATIONS

Revenues

The Company earned consulting fee for providing advisory services in real estate acquisition deals. During the three and six months ended June 30, 2013, the Company earned consulting fee of $65,500 and $607,962, respectively, as compared to consulting fee of $57,000 and $135,475 for the same periods last year. During the three and six months ended June 30, 2013, the Company provided sourcing service and earned commission income of $967 and $967,respectively, as compared to commission income of $9,124 and $9,124 from property leasing service for the same periods last year.

Operating Expenses

For the three and six months ended June 30, 2013, the Company incurred consulting and commission expense of $43,500 and $223,800, respectively for providing advisory services in real estate acquisition deals as compared to $72,902 and $97,902 incurred in the same periods last year.

General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

General and administrative expenses increased by $9,337 or 47.3% to $29,084 for the three months ended June 30, 2013, as compared to $19,747 for the same period last year. The increase was primarily due to a donation made in the second quarter, higher professional fees, insurance expense and telephone expense.

For the six months ended June 30, 2013, general and administrative expenses increased by $2,705 or 6.8% to $42,405 as compared to $39,700 for the same period last year mainly due to the aforementioned donation made in the second quarter.

Interest Expense

Interest expense decreased to $19,323 during the three months ended June 30, 2013 from $25,228 for the same period last year, and decreased to $42,278 in the six months ended June 30, 2013 from $50,944 for the same period last year. These decreases were due to the lower average convertible note balances.

Net Income/Loss

The Company recorded a net loss of $25,440 for the three months ended June 30, 2013 as compared to a net loss of $51,753 for the same period last year. The decrease in net loss was mainly due to the higher consulting fee, lower consulting expense and lower interest expense, offset by higher general and administrative expenses.

The Company had a net income of $300,446 for the six months ended June 30, 2013 as compared to a net loss of $43,947 for the same period last year. The increase in net income was mainly due to the higher consulting fee and lower interest expense, offset by higher consulting and commission expenses and higher general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $148,915 at June 30, 2013, as compared to a working capital deficit of $143,224 at December 31, 2012. During the next twelve months, ASAP Expo will focus on its real estate transactions and global trading services to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a convertible note, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a convertible note (the "Yuan Note") from Frank Yuan and his family, which is due on demand, and provides for borrowings up to a maximum total of $1,800,000. The Yuan Note carries an interest rate of 6.0% per annum and is convertible into the Company's equity securities at a conversion price of $0.04 given a written notice of the contemplated conversion describing in reasonable detail the material terms of such equity securities and of the issue is provided. The total balance as of June 30, 2013 was $1,293,281, and the accrued and unpaid interest was $243,448.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our (consolidated) financial statements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of June 30, 2013.

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

ASAP EXPO, INC. (Registrant)

Date: August 14, 2013	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer