Form 10-Q
period 2013-09-30
ASAP Expo, Inc.
filed 2013-11-19
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Number of shares outstanding of the issuer's classes of common equity, as of November 13, 2013: 14,445,363 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	Unaudited

ASSETS
Current Assets
Cash	$409,555	$8,752
Prepaid income taxes	800	800
Due from affiliated company	150,024	50,787
Total Current Assets	560,379	60,339

Equipment, net	22,892	-

Total Assets	$583,271	$60,339

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$459,383	$2,393
Accrued interest, officers	230,563	201,170
Auto Loan, current	4,905	-
Total Current Liabilities	694,851	203,563

Long-term Liabilities
Auto Loan, noncurrent	18,395	-
Convertible note, officers	741,645	1,599,418
Total Long-term Liabilities	760,040	1,599,418

Commitments and contingencies

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 14,445,363 and 8,701,363 shares issued and outstanding at September 30, 2013 and December 31, 2012	14,445	8,705
Additional paid in capital	224,019	-
Accumulated deficit	(1,110,084)	(1,751,347)
Total Stockholders' Deficit	(871,620)	(1,742,642)

Total Liabilities and Stockholders' Deficit	$583,271	$60,339

The accompanying notes are an integral part of these unaudited condensed financial statements

ASAP EXPO, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues
Commission income	$-	$-	$967	$9,124
Consulting fee	840,000	280,700	1,447,962	416,175
Management Fee	15,000	-	15,000	-
Total revenues	855,000	280,700	1,463,929	425,299

Operating expenses
Consulting expense	406,000	105,450	629,800	203,352
General and administrative	45,687	12,914	88,092	52,614
Total operating expenses	451,687	118,364	717,892	255,966

Income from operations	403,313	162,336	746,037	169,333

Other expense
Interest expense	(16,875)	(25,290)	(59,153)	(76,234)
Total other Expense	(16,875)	(25,290)	(59,153)	(76,234)

Income before income taxes	386,438	137,046	686,884	93,099
Income taxes	45,621	-	45,621	-

Net Income	$340,817	$137,046	$641,263	$93,099

Net income per common share
Basic	$0.03	$0.02	$0.06	$0.01
Diluted	$0.01	0.00	$0.02	0.00

Weighted average common shares outstanding
Basic	12,697,189	8,701,363	10,088,593	$8,701,363
Diluted	29,390,288	48,216,713	26,781,692	48,216,713

The accompanying notes are an integral part of these unaudited condensed financial statements

ASAP EXPO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
	2013	2012
Operating Activities:
Net Income	$641,263	$93,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,635	-
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	-	175,000
Accounts payable and accrued expenses	516,143	75,365

Net cash provided by operating activities	1,159,041	343,464

Investing Activities:
Advance to affiliated companies	(99,237)	-

Net cash used in investing activities	(99,237)	-

Financing Activities:
Payments on auto loan	(1,227)	-
Repayment to affiliated company	-	(49,464)
Proceeds from borrowings on convertible note from officers	159,570	489,266
Repayments of borrowings on convertible note from officers	(817,344)	(785,944)

Net cash used in financing activities	(659,001)	(346,142)

Net increase (decrease) in cash	400,803	(2,678)

Cash, beginning of period	8,752	5,280

Cash, end of period	$409,555	$2,602

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$8
Income taxes	$-	$-

Non-cash investing and financing activities:
Vehicle purchased through auto loan	$24,527	$-
Conversion of convertible note and interest to common stock	$229,760	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

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

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K. The results of the three and nine month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern.

At September 30, 2013, the Company has an accumulated stockholders' deficit of $871,620 mainly resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s adoption of fair value measurements and disclosures did not have a material impact on the financial statements and financial statement disclosures.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Equipment consist of the following:

	September 30,	December 31,
	2013	2012

Automobile	$24,527	$-
	24,527	-
Less: Accumulated depreciation	(1,635)	-
	$22,892	$-

NOTE 3 - DUE FROM AFFILIATED COMPANIES

At September 30, 2013 and December 31, 2012, ASAP Expo was owed $150,024 and $50,787 from affiliated companies in which ASAP Expo’s officers are also owners and officers. The advance has no written note, is non-interest bearing and is payable on demand.

NOTE 4 - AUTO LOAN

In June 2013, the Company entered into a zero down and 0% interest financing arrangement to acquire a vehicle. Future minimum payments and the obligations due under the auto loan are as follows:

For the Year Ended December 31:
2013	$1,226
2014	4,905
2015	4,905
2016	4,905
2017	4,905
Thereafter	2,454
23,300
Less Current Portion	(4,905)
Long Term Portion	$18,395

NOTE 5 - CONVERTIBLE NOTE, OFFICERS

On January 1, 2011, the Company obtained a convertible note from Frank Yuan, the Company's Chief Executive Officer (“CEO”), and his family which provides for borrowings up to a maximum of $1,800,000 and is due on demand. The note carries an interest rate of 6.0% per annum and is convertible into the Company's equity securities at a conversion price of $0.04 given a written notice of the contemplated conversion describing in reasonable detail the material terms of such equity securities and of the issue is provided. On July 29, 2013, $229,760 of convertible note and interest was converted into 5,744,000 shares of common stock.

The balance of convertible note as of September 30, 2013 was $741,645; the accrued interest on the note was $230,563. The balance of convertible note as of December 31, 2012 was $1,599,418 and the accrued interest on the note was $201,170.

NOTE 6 - INCOME TAXES

As of December 31, 2012, the Company had Federal net tax operating loss carry forwards of approximately $553,000 available to offset future taxable income. However, the Company had reserved a full deferred tax assets valuation allowance so its balance sheet reported no deferred tax assets as of December 31, 2012 on the basis of the Company’s history of losses that more likely than not the Company will not realize operating loss carry forwards in the foreseeable future. As a result of the full deferred tax assets valuation allowance in the previous periods, the Company’s effective tax rate at September 30, 2013 was 6.6% which is lower than the 34% tax rate the Company is subject to.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

For the nine months ended September 30, 2013 and 2012, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 7 - SHAREHOLDERS' DEFICIT

Common Stock

At September 30, 2013, the Company has 45,000,000 shares of common stock authorized and 14,445,363 shares issued and outstanding at par value $0.001 per share.

On July 29, 2013, 5,744,000 shares of common stock were issued to an officer upon conversion of $229,760 of convertible note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended September 30, 2013. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

OVERVIEW

ASAP Expo (“ASAP” or “The Company” or “Our” or “We”) mission is to be the bridge between China and the Western world. ASAP is a holding company that assists Chinese institutional and high net worth individuals with acquisition advisory and asset management of U.S. hotels.

Our investors include AVIC International USA, Junson Capital, Urban Commons, Sky Harbor Management, Shenzhen New World, American Curvet, and USA Heritage.

From August 2010 until now, our group has purchased 20 hotels in primarily in California, Georgia and Michigan. Hotel brands include Marriott, Hilton, Westin, Doubletree by Hilton, Four Points by Sheraton, and Holiday Inn. We are one of the most active hotel buyers in the market.

ASAP believes we will continue this growth for the next couple of years, taking advantage of current below replacement cost assets with reasonable cap rates and value-add opportunities in the current U.S. hotel market.

RESULTS OF OPERATIONS

Revenues

The Company earned consulting fee for providing advisory services in real estate acquisition deals. During the three and nine months ended September 30, 2013, the Company earned consulting fee of $840,000 and $1,447,962, respectively, as compared to consulting fee of $280,700 and $416,175 for the same periods last year because the Company closed more hotel acquisition deals this year. During the three and nine months ended September 30, 2013, the Company earned commission income of $0 and $967, respectively, for providing sourcing service as compared to commission income of $0 and $9,124 from property leasing service for the same periods last year. During the three and nine months ended September 30, 2013, the Company provided hotel management service and earned management fee of $15,000 as compared to management fee of $0 for the same periods last year.

Operating Expenses

For the three and nine months ended September 30, 2013, the Company incurred consulting expense of $406,000 and $629,800, respectively for providing advisory services in real estate acquisition deals as compared to $105,450 and $203,352 incurred in the same periods last year mainly due to the closing of more hotel acquisition deals this year.

General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

General and administrative expenses increased by $32,773 or 253.8% to $45,687 for the three months ended September 30, 2013, as compared to $12,914 for the same period last year. The increase was primarily due to higher administrative personnel costs as the Company hired new employee and put certain officer on payroll in September 2013, higher professional fees and telephone expense.

For the nine months ended September 30, 2013, general and administrative expenses increased by $35,478 or 67.4% to $88,092 as compared to $52,614 for the same period last year mainly due to higher administrative personnel costs as the Company hired new employee and put certain officer on payroll in September 2013, a donation made in the second quarter and higher professional fees.

Interest Expense

Interest expense decreased to $16,875 during the three months ended September 30, 2013 from $25,290 for the same period last year, and decreased to $59,153 in the nine months ended September 30, 2013 from $76,234 for the same period last year. These decreases were due to the lower average convertible note balances. The conversion of $229,760 convertible note into common stocks in July 2013 also contributed to the decrease in average convertible note balances.

Net Income/Loss

The Company recorded a net income of $340,817 for the three months ended September 30, 2013 as compared to a net income of $137,046 for the same period last year. The increase in net income was mainly due to the higher consulting fee and management fee, and lower interest expense, offset by higher operating expenses and income taxes.

The Company had a net income of $641,263 for the nine months ended September 30, 2013 as compared to a net income of $93,099 for the same period last year. The increase in net income was mainly due to the higher consulting fee and management fee, and lower interest expense, offset by lower commission income, higher operating expenses and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $134,472 at September 30, 2013, as compared to a working capital deficit of $143,224 at December 31, 2012. During the next twelve months, ASAP Expo will focus on its real estate transactions to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a convertible note, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a convertible note (the "Yuan Note") from Frank Yuan and his family, which is due on demand, and provides for borrowings up to a maximum total of $1,800,000. The Yuan Note carries an interest rate of 6.0% per annum and is convertible into the Company's equity securities at a conversion price of $0.04 given a written notice of the contemplated conversion describing in reasonable detail the material terms of such equity securities and of the issue is provided. The total balance as of September 30, 2013 was $741,645, and the accrued interest was $230,563.

The forecast of the period of time through which ASAP Expo’s financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties. ASAP Expo’s actual funding requirements may differ materially as a result of a number of factors, including unknown expenses associated with the cost of providing real estate advisory, investment banking, and management consulting services.

The Company has no commitments to make capital expenditures for the fiscal year ending December 31, 2013.

Over the next two to five years, The Company plans to utilize a combination of internally generated funds from operations and potential debt and equity financing to fund its long-term growth.

The Report of the Company's Independent Registered Public Accounting Firm on our December 31, 2012 financial statements includes an explanatory paragraph stating that the Company has suffered recurring losses from operations and has an accumulated stockholders' deficit, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At the present time, The Company has received no commitments for the funds required for its planned capital investments.  Obtaining those funds, if the Company can do so, will require that it issues substantial amounts of equity securities or incur significant debts.  The Company believes that the expected return on those investments will justify the cost.  However, the Company’s plan, if accomplished, will significantly increase the risks to its liquidity.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of September 30, 2013.

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

ASAP EXPO, INC. (Registrant)

Date: November 19, 2013	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer