Form 10-K
period 2013-12-31
ASAP Expo, Inc.
filed 2014-04-15
CIK 1419275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number: 001-34294

ASAP EXPO INC.
(Exact name of registrant as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9436 Jacob Lane, Rosemead, CA 91770	91770
(Address of principal executive offices)	(Zip Code)

(310)266-6890
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013, computed by reference to the closing price of that date, was $76,727.

On April 15, 2014, the registrant had 14,445,363 shares of Common Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☒

ASAP Expo Inc.

to Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2013

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

ASAP Expo is a holding company that operates commercial real estate consulting for Chinese Institutions and high net worth individuals. Our mission is to be the bridge between China and the Western world.

ASAP Commercial Real Estate advisory provides Chinese institutional and high net worth individual home office with all real estate related services focusing on hospitality including acquisition advisory, financing, asset management, and strategic repositioning. Our international reach, scope of services and dedication to achieving the best results ensures our clients gain competitive advantage.

In the hospitality acquisition side, we represent buyers at all stages of the process, from advice on selection and location to opportunity sourcing, due diligence and secure the debt financing. Our clients have the advantage of our local market knowledge and contacts in capital markets around the globe, as well as our deep experience in real estate strategy and management. This means a broader value perspective on property utilization prospects—not to mention a finger on the pulse of real-time market conditions at any moment.

EMPLOYEES

As of December 31, 2013, ASAP Expo employed 6 full-time employees, one of them is classified as executive officer.  The Company believes that relations with its employees are good.

COMPETITORS

According to the management’s best information, there are currently a limited number of similar investment consulting and commercial real estate firms in the market who focuses on similar Chinese clients, but, in the future, there might be other new players that enter into the business and compete with us, despite the intellectual and financial capital required.

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

LIMITED OPERATING HISTORY

Until February 28, 2009, the Company operated a business consisting of organizing trade shows and events. The Company abandoned this line of business in March of 2009 and the Company entered the investment consulting business full time. Accordingly, there is a limited relevant operating history upon which an evaluation of the Company’s prospects and future performance can be based. In mid-2012, the Company switched its business direction to be a consultant company to assist Chinese Institution and high net individuals acquire U.S. hotels and asset management role after acquired.  Because the Company’s markets are relatively new and constantly changing, the Company may need to change its business model frequently.

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

WE HAVE AN ACCUMULATED DEFICIT OF $968,552 AS OF DECEMBER 31, 2013 AND HAVE RECEIVED AN OPINION FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have history of operating losses. As of December 31, 2012, we had an accumulated deficit of $625,055. These losses have resulted principally from expenses incurred for general and administrative, payroll and interest. 2011 is the first year we have profit. No assurances can be given as to whether we will continue to be profitable.

Our independent registered public accounting firm has added an explanatory paragraph to their report of independent registered public accounting firm issued in connection with the financial statements for the year ended December 31, 2013 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s executive offices in the United States are leased from one of its executives and located at 9436 Jacob Lane, Rosemead, CA 91770. Its telephone number is (310) 266-6890. The Company currently leases approximately 2,800 square feet of office space from a related staff with no rent payment on month to month basis.

ITEM 3. LEGAL PROCEEDINGS

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock began trading on the Over-the-Counter Bulletin Board ("OTC-BB") on January 20, 2010 under the symbol "ASAE".  As of April 15, 2014, there has been limited trading volume.

HOLDERS OF RECORD

On December 31, 2013, the Company's issued and outstanding common stock totaled 14,445,363 shares, held by approximately 150 shareholders of record and by indeterminate number of additional shareholders through nominee or street name accounts with brokers.

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

None.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the audited financial statements and the related notes thereto included elsewhere in this annual report for the period ended December 31, 2013. This annual report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

From August 2010 until now, our group has purchased 10 hotels primarily in California, Georgia and Michigan. Hotel brands include Marriott, Hilton, Starwood, and Doubletree by Hilton. We are one of the most active hotel buyers in the market.

ASAP believes we will continue this growth for the next couple of years, taking advantage of current below replacement cost assets with reasonable cap rates and value-add opportunities in the current U.S. hotel market.

RESULTS OF OPERATIONS

Revenues

The Company earned consulting fee for providing advisory services in real estate acquisition deals. During the year ended December 31, 2013, the Company earned consulting fee of $1,704,962, as compared to a consulting fee of $483,775 for the same period last year because the Company closed more hotel acquisition deals this year. During the year ended December 31, 2013, the Company earned commission income of $967 for providing sourcing service as compared to commission income of $9,124 from property leasing service for the same period last year. During the year ended December 31, 2013, the Company provided hotel management service and earned management fee of $15,000 as compared to management fee of $0 for the same period last year.

Cost of Sales

For the years ended December 31, 2013 and 2012, the Company incurred consulting expense of $653,800 and $261,852, respectively for providing advisory services in real estate acquisition deals. The higher consulting expense in 2013 was mainly due to the closing of more hotel acquisition deals this year.

Operating Expenses

General and administrative (“G&A”) expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

For the year ended December 31, 2013, general and administrative expenses increased $376,381 or 495.6% to $452,327 compared to $75,946 for the same period last year. The increase was primarily due to a bad debt write off of $254,298 and higher personnel costs of $122,308 as the Company hired new employee and put certain officer on payroll in September 2013.

Interest Expense

Interest expense decreased to $70,472 during the year ended December 31, 2013 from $100,320 for the same period last year. This decrease was due to the lower average convertible note balances. The conversion of $200,000 convertible note into common stocks in July 2013 also contributed to the decrease in average convertible note balances.

Net Income

The Company recorded a net income of $544,330 for the year ended December 31, 2013 as compared to a net income of $54,781 for the same period last year. The increase in net income was mainly due to the higher consulting fee and management fee, and lower interest expense, offset by higher consulting expense and G&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $296,543 at December 31, 2013, as compared to a working capital deficit of $143,224 at December 31, 2012. During the next twelve months, ASAP Expo will focus on its real estate transactions to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a convertible note, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a convertible note (the "Yuan Note") from Frank Yuan and his family, which is due on demand, and provides for borrowings up to a maximum total of $1,800,000. The Yuan Note carries an interest rate of 6.0% per annum and is convertible into the Company's equity securities at a conversion price of $0.04 given a written notice of the contemplated conversion describing in reasonable detail the material terms of such equity securities and of the issue is provided. The total balance as of December 31, 2013 was $676,505, and the accrued interest was $241,882.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), Mr. Frank S Yuan, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's December 31, 2013 Form 10-K. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC. Based on his most recent evaluation as of the Evaluation Date, our CEO and CFO has also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting, at the reasonable assurance level, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, and such officer has identified no material weaknesses in our internal controls over financial reporting.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on this evaluation, our President and Chief Financial Officer concluded as of December 31, 2013 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our President and Chief Financial Officer have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on this evaluation, management concluded that, as of December 31, 2013, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following are the directors and executive officers of the Company as of April 15, 2014.

NAME	AGE	POSITIONS HELD WITH COMPANY

Frank S. Yuan	65	Chairman and Chief Executive Officer since 2007
Charles Rice	71	Director since 2007
James Vandeberg	69	Director since 2007
Peter Lin	44	Director since 2010
Deborah Shamaley	55	Director since 2007

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

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the compensation we have paid to each executive officer and all executive officers as a group, for the fiscal years ended December 31, 2013 and 2012, annual compensation, including salary and bonuses paid by the Company to the Chief Executive Officer. No other executive officers received more than $150,000 during the fiscal years-ended December 31, 2013 and 2012. The Company does not currently have a long-term compensation plan and does not grant any long-term compensation to its executive officers or employees.

The table does not reflect certain personal benefits, which in the aggregate are less than ten percent of the named executive officer's salary and bonus. No other compensation was granted for the periods ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation

Yuan, Frank	2013	$-	$-	$-	$-	N/A	$-	$-
(CEO)	2012	$-	$-	$-	$-	N/A	$-	$-

COMPENSATION OF DIRECTORS

All outside directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as directors of the Company and do not receive any payroll.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has a revolving line of credit totaling $1,800,000 with Frank Yuan and certain members of his family. The line of credit bears interest at 6% per annum starting October 1, 2010, 10% prior to October 1, 2010 and is due upon demand, as amended. During fiscal 2013 and 2012, the Company incurred interest expense totaling $70,472 and $100,320 in connection with the Line. At December 31, 2013, the balance of the Line was $676,505. The Note holder has sole discretion right to convert the note to Common Stock at a conversion price of $0.04 per share any time when he/she requests the conversion in part or in whole amount of the outstanding debt.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid by the Company for professional services rendered for the audits of the annual financial statements and fees billed for other services rendered by its principal accountants:

Type of Services Rendered	2013	2012

Audit Fees	$5,000	$3,000
Audit-Related Fees	$1,950	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

ASAP EXPO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ASAP Expo, Inc.

We have audited the accompanying balance sheets of ASAP Expo Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year then ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had an accumulated deficit of $968,552 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP
Newport Beach, CA
April 15, 2014

ASAP EXPO, INC.
BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS
Current Assets
Cash	$205,967	$8,752
Prepaid income taxes	800	800
Due from affiliated company	9,527	52,298
Total Current Assets	216,294	61,850

Equipment, net	21,665	-

Total Assets	$237,959	$61,850

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$262,192	$203,563
Auto Loan, current	4,905	-
Due to affiliated company	245,740	1,511
Total Current Liabilities	512,837	205,074

Long-term Liabilities
Auto Loan, noncurrent	17,169	-
Convertible note, officers	676,505	1,599,418
Total Long-term Liabilities	693,674	1,599,418

Total Liabilities	1,206,511	1,804,492

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 14,445,363 and 8,701,363 shares issued and outstanding at December 31, 2013 and December 31, 2012	14,445	8,705
Additional paid in capital	(902,272)	(1,126,292)
Accumulated deficit	(80,725)	(625,055)
Total Stockholders' Deficit	(968,552)	(1,742,642)

Total Liabilities and Stockholders' Deficit	$237,959	$61,850

The accompanying notes are an integral part of these financial statements

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012

Revenues:
Commission income	$967	$9,124
Consulting fee	1,704,962	483,775
Management Fee	15,000	-
Total revenues	1,720,929	492,899

Cost of Sales
Consulting expense	653,800	261,852

Gross Profit	1,067,129	231,047

General and administrative	452,327	75,946

Income from operations	614,802	155,101

Other Expense
Interest expense	(70,472)	(100,320)
Total other (Expense)	(70,472)	(100,320)

Income before income taxes	544,330	54,781
Income taxes	-	-

Net Income and comprehensive income	$544,330	$54,781

Net income per common share
Basic and diluted	$0.05	$0.01
Diluted	$0.02	$0.01

Weighted average common shares outstanding
Basic	11,156,333	8,704,669
Diluted	27,849,432	8,704,669

The accompanying notes are an integral part of these financial statements

ASAP EXPO, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional		Total
	Common stock		paid in	(Accumulated	stockholders'
	Shares	Amount	capital	deficit)	deficit

Balance , January 1, 2012	8,701,363	$8,705	$(1,126,292)	$(679,836)	$(1,797,423)

Net income	-	-	-	54,781	54,781

Balance , December 31, 2012	8,701,363	8,705	(1,126,292)	(625,055)	(1,742,642)

Conversion of convertible note and accrued interest to common stock	5,744,000	5,744	224,016	-	229,760

Adjust prior period cancelled common stock	-	(4)	4	-	-
Net income	-	-	-	544,330	544,330

Balance , December 31 2013	14,445,363	$14,445	$(902,272)	$(80,725)	$(968,552)

The accompanying notes are an integral part of these financial statements

ASAP EXPO, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
Operating Activities:
Net Income	$544,330	$54,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,861	-
Interest Expenses	29,760
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	-	175,000
Accounts payable and accrued expenses	58,628	101,845

Net cash provided by operating activities	635,579	331,626

Investing Activities:
Payment from affiliated company	42,773	-

Net cash used in investing activities	42,773	-

Financing Activities:
Payments on auto loan	(2,453)	-
Advance from (Repayment to) affiliated company	244,229	(50,278)
Proceeds from borrowings on convertible note from officers	309,570	521,648
Repayments of borrowings on convertible note from officers	(1,032,483)	(799,524)

Net cash used in financing activities	(481,137)	(328,154)

Net increase in cash	197,215	3,472

Cash, beginning of period	8,752	5,280

Cash, end of period	$205,967	$8,752

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$8
Income taxes	$-	$-

Non-cash investing and financing activities:
Vehicle purchased through auto loan	$24,527	$-
Conversion of convertible note to common stock	$200,000	$-

The accompanying notes are an integral part of these financial statements

ASAP EXPO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

ASAP Expo, Inc. (“ASAP Expo” or the “Company”) d.b.a. ASAP International Holdings, was incorporated on April 10, 2007 under the laws of the State of Nevada.

ASAP Expo is a holding company that operates commercial real estate consulting for Chinese Institutions and high net worth individuals. Our mission is to be the bridge between China and the Western world.

ASAP Commercial Real Estate division advisory provides Chinese institutional and high net worth individual home office with all real estate related services focusing on hospitality including acquisition advisory, financing, asset management, and strategic repositioning. Our international reach, scope of services and dedication to achieving the best results ensures our clients gain competitive advantage.

In the hospitality acquisition side, we represent buyers at all stages of the process, from advice on selection and location to opportunity sourcing, due diligence and secure the debt financing. Our clients have the advantage of our local market knowledge and contacts in capital markets around the globe, as well as our deep experience in real estate strategy and management. This means a broader value perspective on property utilization prospects—not to mention a finger on the pulse of real-time market conditions at any moment.

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

GOING CONCERN

The accompanying audited financial statements have been prepared assuming that the Company will continue as a going concern.

At December 31, 2013, the Company has an accumulated stockholders' deficit of $968,552 mainly resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Equipment consists of the following:

	December 31,	December 31,
	2013	2012

Automobile	$24,526	$-
	24,526	-
Less: Accumulated depreciation	(2,861)	-
	$21,665	$-

NOTE 3 - DUE FROM AFFILIATED COMPANIES

At December 31, 2013 and 2012, ASAP Expo was owed $9,527 and $52,298 from affiliated companies in which ASAP Expo’s officers are also owners and officers. The advance has no written note, is non-interest bearing and is payable on demand.

At December 31, 2013, ASAP Expo owed $245,740 to an affiliated company in which ASAP Expo’s officers are also owners and officers.

NOTE 4 - AUTO LOAN

In June 2013, the Company entered into a zero down and 0% interest financing arrangement to acquire a vehicle. Future minimum payments and the obligations due under the auto loan are as follows:

For the Year Ended December 31:
2014	4,905
2015	4,905
2016	4,905
2017	4,905
2018	2,454
22,074
Less Current Portion	(4,905)
Long Term Portion	$17,169

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

The balance of convertible note as of December 31, 2013 was $676,505; the accrued interest on the note was $241,882 which is included in accounts payable and accrued expenses. The balance of convertible note as of December 31, 2012 was $1,599,418 and the accrued interest on the note was $201,170.

NOTE 6 - INCOME TAXES

As of December 31, 2012, the Company had Federal net tax operating loss carry forwards of approximately $553,000 available to offset future taxable income. However, the Company had reserved a full deferred tax assets valuation allowance so its balance sheet reported no deferred tax assets as of December 31, 2012 on the basis of the Company’s history of losses that more likely than not the Company will not realize operating loss carry forwards in the foreseeable future. As a result of the full deferred tax assets valuation allowance in the previous periods, the Company’s effective tax rate at December 31, 2013 was 0% because after utilizing the net operating loss carry forwards, the Company recorded no income taxes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2013 and 2012 are presented below:

	Year Ended December 31,
	2013	2012
Net operating loss	$(185,072)	$(18,626)
Total deferred tax assets	(185,072)	(18,626)
Reversal of valuation allowance	185,072	18,626
Net deferred tax assets	$-	$-

The Company had historically carried a full deferred tax assets valuation allowance so its balance sheet reported no deferred tax assets. At December 31, 2013 and 2012, the Company reversed deferred tax assets valuation allowance by $185,072 and $18,626, respectively, to reflect the effect of net operating loss actually utilized to reduce the tax liabilities for the respective periods.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations and comprehensive income.

For the year ended December 31, 2013 and 2012, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 7 - SHAREHOLDERS' DEFICIT

Common Stock

At December 31, 2013, the Company has 45,000,000 shares of common stock authorized and 14,445,363 shares issued and outstanding at par value $0.001 per share.

On July 29, 2013, 5,744,000 shares of common stock were issued to an officer upon conversion of $200,000 of convertible note and $29,760 of accrued interest.

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

ASAP EXPO, INC.

Date: April 15, 2014	By:	/s/ Frank Yuan
Frank Yuan
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Frank S. Yuan	Date: April 15, 2014
Frank S. Yuan
Director

By:	/s/ Charles Rice	Date: April 15, 2014
Charles Rice
Director

By:	/s/ Deborah Shamaley	Date: April 15, 2014
Deborah Shamaley
Director

By:	/s/ James Vandeberg	Date: April 15, 2014
James Vandeberg
Director

By:	/s/ Peter Lin	Date: April 15, 2014
Peter Lin
Director