Form 10-Q
period 2014-03-31
ASAP Expo, Inc.
filed 2014-05-20
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2014: 14,445,363 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)

ASSETS
Current Assets
Cash	$44,889	$205,967
Prepaid income taxes	800	800
Due from affiliated company	35,590	9,527
Total Current Assets	81,279	216,294

Equipment, net	20,439	21,665

Total Assets	$101,718	$237,959

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$528,549	$262,192
Auto loan, current	4,905	4,905
Income tax payable	51,451	-
Due to affiliated company	199,784	245,740
Total Current Liabilities	784,689	512,837

Long-term Liabilities
Auto loan, noncurrent	15,942	17,169
Convertible note, officers	192,279	676,505
Total long-term liabilities	208,221	693,674

Commitments and contingencies

Stockholders' deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 14,445,363 and 14,445,363 shares issued and outstanding at March 31, 2014 and December 31, 2013	14,445	14,445
Accumulated deficit	(905,637)	(982,997)
Total Stockholders' Deficit	(891,192)	(968,552)

Total Liabilities and Stockholders' Deficit	$101,718	$237,959

The accompanying notes are an integral part of these condensed financial statements

ASAP EXPO, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Revenues:
Commission income	$625	$-
Consulting fees	612,000	542,462
Total revenues	612,625	542,462

Cost of Sales
Consulting expense	291,000	180,300
Total cost of sales	291,000	180,300

Gross Profit	321,625	362,162

General and administrative	185,953	13,321

Income from operations	135,672	348,841

Other Income (Expense)
Interest expense	(6,861)	(22,955)
Total other (Expense)	(6,861)	(22,955)

Income before income taxes	128,811	325,886
Income taxes	51,451	-

Net Income	$77,360	$325,886

Net income per common share
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

Weighted average common shares outstanding
Basic	14,445,363	8,704,669
Diluted	19,230,592	8,704,669

The accompanying notes are an integral part of these condensed financial statements

ASAP EXPO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Operating Activities:
Net Income	$77,360	$325,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,226	-
Changes in operating assets and liabilities:
Income tax payable	51,451	-
Accounts payable and accrued expenses	266,357	21,757

Net cash provided by operating activities	396,394	347,643

Investing Activities:
Advance to affiliated companies	(26,063)	(28,934)

Net cash used in investing activities	(26,063)	(28,934)

Financing Activities:
Payments on auto loan	(1,226)	-
Advance from (Repayment to) affiliated company	(45,956)	-
Proceeds from borrowings on convertible note from officers	42,191	44,000
Repayments of borrowings on convertible note from officers	(526,417)	(353,508)

Net cash used in financing activities	(531,408)	(309,508)

Net increase (decrease) in cash	(161,077)	9,201

Cash, beginning of period	205,967	8,752

Cash, end of period	$44,889	$17,953

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$-
Income taxes	$-	$-

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

In July 2011, ASAP Expo transitioned its core business to providing real estate advisory services from investment banking advisory services for Chinese companies.

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

The balance sheets and certain comparative information as of December 31, 2013 are derived from the audited financial statements and related notes for the year ended December 31, 2013 (“2013 Annual Financial Statements”), included in the Company’s 2013 Annual Report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the 2013 Annual Financial Statements.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern.

At March 31, 2014, the Company has a stockholders' deficit of $891,192, which mainly resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, prepaid expenses and other receivables, accounts payable, accrued liabilities and due to/from affiliated company.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to the short term maturity of these instruments.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Equipment consists of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Automobile	$24,527	$24,527
	24,527	24,527
Less: Accumulated depreciation	(4,088)	(2,862)
	$20,439	$21,665

NOTE 3 - DUE FROM (TO) AFFILIATED COMPANIES

At March 31, 2014 and December 31, 2013, ASAP Expo was owed $35,590 and $9,527 from affiliated companies in which ASAP Expo’s officers are also owners and officers. The advance has no written note, is non-interest bearing and is payable on demand.

At March 31, 2014, and December 31, 2013, ASAP Expo owed $199,784 and $245,740 to affiliated companies in which ASAP Expo’s officers are also owners and officers.

NOTE 4 - AUTO LOAN

In June 2013, the Company entered into a zero down and 0% interest financing arrangement to acquire a vehicle. Future minimum payments and the obligations due under the auto loan are as follows:

For the Year Ended December 31:	(Unaudited)
2014	3,678
2015	4,905
2016	4,905
2017	4,905
2018	2,454
20,847
Less Current Portion	(4,905)
Long Term Portion	$15,942

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

The balance of the convertible note as of March 31, 2014 was $192,279; the accrued interest on the note was $248,743 which is included in accounts payable and accrued expenses. The balance of convertible note as of December 31, 2013 was $676,505 and the accrued interest on the note was $241,882.

NOTE 6 - INCOME TAXES

As of March 31, 2013, the Company had Federal net tax operating loss carry forwards of approximately $8,712 available to offset future taxable income. However, the Company had reserved a full deferred tax assets valuation allowance so its balance sheet reported no deferred tax assets as of March 31, 2013 on the basis of the Company’s history of losses that more likely than not the Company will not realize operating loss carry forwards in the foreseeable future. As a result of the full deferred tax assets valuation allowance in the previous periods, the Company’s effective tax rate at December 31, 2013 was 0% because after utilizing the net operating loss carry forwards, the Company recorded no income taxes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2014 and 2013 are presented below:

	Three Months Ended March 31 (Unaudited)
	2014	2013
Net operating loss	$(3,470)	$(110,801)
Total deferred tax assets	(3,470)	(110,801)
Reversal of valuation allowance	3,470	110,801
Net deferred tax assets	$-	$-

The Company had historically carried a full deferred tax assets valuation allowance so its balance sheet reported no deferred tax assets. At March 31, 2014 and 2013, the Company reversed deferred tax assets valuation allowance by $3,470 and $110,801, respectively, to reflect the effect of net operating loss actually utilized to reduce the tax liabilities for the respective periods.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations and comprehensive income.

For the three months ended March 31, 2014 and 2013, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 7 - SHAREHOLDERS' DEFICIT

Common Stock

At March 31, 2014, the Company has 45,000,000 shares of common stock authorized and 14,445,363 shares issued and outstanding at par value $0.001 per share.

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

From August 2010 until now, our group has provided consulting services regarding purchasing 20 hotels primarily in California, Georgia and Michigan. Hotel brands include Marriott, Hilton, Westin, Doubletree by Hilton, Four Points by Sheraton, and Holiday Inn. We are one of the most active hotel buyers in the market.

ASAP believes we will continue this growth for the next couple of years, taking advantage of current below replacement cost assets with reasonable cap rates and value-add opportunities in the current U.S. hotel market.

RESULTS OF OPERATIONS

Revenues

The Company earned consulting fee for providing advisory services in real estate acquisition deals. During the three months ended March 31, 2014, the Company earned consulting fee of $612,000, as compared to a consulting fee of $542,462 for the same period last year because the Company closed more hotel acquisition deals this quarter. During the three months ended March 31, 2014, the Company earned commission income of $625 from acting as merchandise purchasing agent as compared to commission income of $0 for the same period last year.

Cost of Sales

For the three months ended March 31, 2014 and 2013, the Company incurred consulting expense of $291,000 and $180,300, respectively for providing advisory services in real estate acquisition deals. The higher consulting expense in 2014 was mainly due to the closing of more hotel acquisition deals in the first quarter.

Operating Expenses

General and administrative (“G&A”) expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

For the three months ended March 31, 2014, general and administrative expenses increased $172,632 to $185,953 compared to $13,321 for the same period last year. The increase was primarily due to higher personnel costs of $174,342 as the Company hired a new employee and put certain officer on payroll starting in September 2013.

Interest Expense

Interest expense decreased to $6,861 during the three months ended March 31, 2014 from $22,955 for the same period last year. This decrease was due to the lower average convertible note balances. The conversion of $200,000 convertible note into common stocks in July 2013 also contributed to the decrease in average convertible note balances.

Net Income

The Company recorded a net income of $77,360 for the three months ended March 31, 2014 as compared to a net income of $325,886 for the same period last year. The decrease in net income was mainly due to the lower gross profit, higher G&A expenses, and income tax provision, offset lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $703,410 at March 31, 2014, as compared to a working capital deficit of $296,543 at December 31, 2013. During the next twelve months, ASAP Expo will focus on its real estate transactions to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a convertible note, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a convertible note (the "Yuan Note") from Frank Yuan and his family, which is due on demand, and provides for borrowings up to a maximum total of $1,800,000. The Yuan Note carries an interest rate of 6.0% per annum and is convertible into the Company's equity securities at a conversion price of $0.04 given a written notice of the contemplated conversion describing in reasonable detail the material terms of such equity securities and of the issue is provided. The total balance as of March 31, 2014 was $192,279, and the accrued interest was $248,743.

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

The Company has no commitments to make capital expenditures for the fiscal year ending December 31, 2014.

Over the next two to five years, The Company plans to utilize a combination of internally generated funds from operations and potential debt and equity financing to fund its long-term growth.

The Report of the Company's Independent Registered Public Accounting Firm on our December 31, 2013 financial statements includes an explanatory paragraph stating that the Company has suffered recurring losses from operations and has an accumulated stockholders' deficit, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of March 31, 2014.

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

ASAP EXPO, INC. (Registrant)

Date: May 20, 2014	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer