Form 10-Q
period 2014-06-30
ASAP Expo, Inc.
filed 2014-08-14
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Number of shares outstanding of the issuer's classes of common equity, as of August 14, 2014: 14,445,363 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS
Current Assets
Cash	$18,604	$205,967
Prepaid income taxes	800	800
Due from affiliated company	40,658	9,527
Total Current Assets	60,062	216,294

Furniture and equipment, net	33,935	21,665

Total Assets	$93,997	$237,959

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$264,724	$262,192
Auto Loan, current	4,905	4,905
Income tax payable	76,795	-
Due to affiliated company	57,963	245,740
Total Current Liabilities	404,387	512,837

Long-term Liabilities
Auto Loan, noncurrent	14,716	17,169
Convertible note, officers	582,173	676,505
Total Long-term Liabilities	596,889	693,674

Commitments and contingencies

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 14,445,363 and 14,445,363 shares issued and outstanding at June 30, 2014 and December 31, 2013	14,445	14,445
Accumulated deficit	(921,724)	(982,997)
Total Stockholders' Deficit	(907,279)	(968,552)

Total Liabilities and Stockholders' Deficit	$93,997	$237,959

The accompanying notes are an integral part of these condensed financial statements

ASAP EXPO, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Commission income	$-	$967	$625	$967
Consulting fee	269,500	65,500	881,500	607,962
Total revenues	269,500	66,467	882,125	608,929

Cost of Sales
Consulting expense	157,500	43,500	448,500	223,800
Total cost of sales	157,500	43,500	448,500	223,800

Gross Profit	112,000	22,967	433,625	385,129

General and administrative	51,076	29,084	237,029	42,405

Income from operations	60,924	(6,117)	196,596	342,724

Other Income (Expense)
Interest expense	(8,609)	(19,323)	(15,470)	(42,278)
Total other (Expense)	(8,609)	(19,323)	(15,470)	(42,278)

Income before income taxes	52,315	(25,440)	181,126	300,446
Income taxes	68,402	-	119,853	-

Net Income (loss)	$(16,087)	$(25,440)	$61,273	$300,446

Net income per common share
Basic	$(0.00)	$(0.00)	$0.00	$0.03
Diluted	$(0.00)	$(0.00)	$0.00	$0.03

Weighted average common shares outstanding
Basic	14,445,363	8,704,669	14,445,363	8,704,669
Diluted	19,230,592	8,704,669	19,230,592	8,704,669

The accompanying notes are an integral part of these condensed financial statements

ASAP EXPO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Operating Activities:
Net Income	$61,273	$300,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,575	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,530	40,264
Income tax payable	76,795	-

Net cash provided by operating activities	143,173	340,710

Investing Activities:
Acquisitions of property and equipment	(14,844)	-
Advance to affiliated companies	(31,131)	(29,005)

Net cash used in investing activities	(45,975)	(29,005)

Financing Activities:
Payments on auto loan	(2,453)	-
Advance from (Repayment to) affiliated company	(187,777)	-
Proceeds from borrowings on convertible note from officers	454,252	85,300
Repayments of borrowings on convertible note from officers	(548,582)	(391,437)

Net cash used in financing activities	(284,560)	(306,137)

Net increase (decrease) in cash	(187,362)	5,568

Cash, beginning of period	205,967	8,752

Cash, end of period	$18,604	$14,320

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$-
Income taxes	$43,058	$-

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

At June 30, 2014, the Company has an accumulated  deficit of $921,724, which mainly resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Equipment consists of the following:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Furniture & Fixtures	$14,844	$-
Automobile	24,527	24,527
	39,371	24,527
Less: Accumulated depreciation	(5,436)	(2,862)
	$33,935	$21,665

NOTE 3 - DUE FROM (TO) AFFILIATED COMPANIES

At June 30, 2014 and December 31, 2013, ASAP Expo was owed $40,658 and $9,527 from affiliated companies in which ASAP Expo’s officers are also owners and officers. The advance has no written note, is non-interest bearing and is payable on demand.

At June 30, 2014, and December 31, 2013, ASAP Expo owed $57,963 and $245,740 to affiliated companies in which ASAP Expo’s officers are also owners and officers.

NOTE 4 - AUTO LOAN

In June 2013, the Company entered into a zero down and 0% interest financing arrangement to acquire a vehicle. Future minimum payments and the obligations due under the auto loan are as follows:

For the Year Ended December 31:	(Unaudited)
2014	2,452
2015	4,905
2016	4,905
2017	4,905
2018	2,454
19,621
Less Current Portion	(4,905)
Long Term Portion	$14,716

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

The balance of the convertible note as of June 30, 2014 was $582,173; the accrued interest on the note was $257,352 which is included in accounts payable and accrued expenses. The balance of convertible note as of December 31, 2013 was $676,505 and the accrued interest on the note was $241,882.

NOTE 6 - INCOME TAXES

As of June 30, 2014 and 2013, the Company had $0 and $316,551 Federal net tax operating loss carry forwards available to offset future taxable income. The Company had reserved a full deferred tax assets valuation allowance so its balance sheet reported no deferred tax assets as of June 30, 2013 on the basis of the Company’s history of losses that more likely than not the Company will not realize operating loss carry forwards in the foreseeable future. As a result of the full deferred tax assets valuation allowance in the previous periods, the Company’s effective tax rate at June 30, 2013 was 0% because after utilizing the net operating loss carry forwards, the Company recorded no income taxes. The effective tax rate was higher for the three and six months ended June 30, 2014 because the 2013 under-accrued income tax of $42,258 was recorded in June 2014 when the actual tax return was filed.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2014 and 2013 are presented below:

	Six Months Ended June 30 (Unaudited)
	2014	2013
Net operating loss	$-	$(102,152)
Total deferred tax assets	-	(102,152)
Reversal of valuation allowance	--	102,152
Net deferred tax assets	$-	$-

The Company had historically carried a full deferred tax assets valuation allowance so its balance sheet reported no deferred tax assets. At June 30, 2013, the Company reversed deferred tax assets valuation allowance by $102,152, to reflect the effect of net operating loss actually utilized to reduce the tax liabilities for the respective periods.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations and comprehensive income.

For the three months ended June 30, 2014 and 2013, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 7 - SHAREHOLDERS' DEFICIT

Common Stock

At June 30, 2014, the Company has 45,000,000 shares of common stock authorized and 14,445,363 shares issued and outstanding at par value $0.001 per share.

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

RESULTS OF OPERATIONS

Revenues

The Company earned consulting fee for providing advisory services in real estate acquisition deals. During the three and six months ended June 30, 2014, the Company earned consulting fee of $269,500 and $881,500, respectively, as compared to consulting fee of $65,500 and $607,962 for the same periods last year. The increase in consulting fee is mainly because the Company closed more hotel acquisition deals in the quarter and six months ended June 30, 2014. The Company occasionally acts as merchandise purchasing agent and earns commission, during the six months ended June 30, 2014, commission income was $625 as compared to $967 for the same period last year.

Cost of Sales

For the three and six months ended June 30, 2014 and 2013, the Company incurred consulting expense of $157,500 and $448,500, respectively for providing advisory services in real estate acquisition deals as compared to $43,500 and $223,800 incurred in the same periods last year. The higher consulting expense in 2014 was mainly due to the closing of more hotel acquisition deals in the first quarter and the first six months of 2014.

Operating Expenses

General and administrative (“G&A”) expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

For the three months ended June 30, 2014, general and administrative expenses increased by $21,992 or 75.6% to $51,076 as compared to $29,084 for the same period last year. For the six months ended June 30, 2014, general and administrative expenses increased by $194,624 or 459.0% to $237,029 as compared to $42,405 for the same period last year The increase was primarily due to higher personnel costs as the Company hired new employees and put certain officer on payroll starting in September 2013.

Interest Expense

Interest expense decreased to $8,609 during the three months ended June 30, 2014 from $19,323 for the same period last year, and decreased to $15,470 in the six months ended June 30, 2014 from $42,278 for the same period last year. This decrease was due to the lower average convertible note balances. The conversion of $200,000 convertible note into common stocks in July 2013 also contributed to the decrease in average convertible note balances.

Net Income

The Company recorded a net loss of $16,087 for the three months ended June 30, 2014 as compared to a net loss of $25,440 for the same period last year. The decrease in net loss was mainly due to the higher gross profit, lower interest expense, offset by higher G&A expenses, and income tax provision.

The Company had a net income of $61,273 for the six months ended June 30, 2014 as compared to a net income of $300,446 for the same period last year. The decrease in net income was mainly due to the higher G&A expenses, higher income tax provision as a result of no more net operating loss carryforward and including prior year under-accrued income tax in current period, offset by higher gross profit and lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $344,325 at June 30, 2014, as compared to a working capital deficit of $296,543 at December 31, 2013. During the next twelve months, ASAP Expo will focus on its real estate transactions to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a convertible note, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a convertible note (the "Yuan Note") from Frank Yuan and his family, which is due on demand, and provides for borrowings up to a maximum total of $1,800,000. The Yuan Note carries an interest rate of 6.0% per annum and is convertible into the Company's equity securities at a conversion price of $0.04 given a written notice of the contemplated conversion describing in reasonable detail the material terms of such equity securities and of the issue is provided. The total balance as of June 30, 2014 was $582,173, and the accrued interest was $257,352.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of June 30, 2014.

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

ASAP EXPO, INC. (Registrant)

Date: August 14, 2014	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer