Form 10-Q
period 2014-09-30
ASAP Expo, Inc.
filed 2014-11-14
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Number of shares outstanding of the issuer's classes of common equity, as of November 14, 2014: 14,445,363 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS
Current Assets
Cash	$66,880	$205,967
Prepaid income taxes	800	800
Due from affiliated company	43,290	9,527
Total Current Assets	110,970	216,294

Furniture and equipment, net	32,178	21,665

Total Assets	$143,148	$237,959

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$276,849	$262,192
Auto Loan, current	4,905	4,905
Income tax payable	119,725	-
Due to affiliated company	65,550	245,740
Total Current Liabilities	467,029	512,837

Long-term Liabilities
Auto Loan, noncurrent	13,490	17,169
Convertible note, officers	439,025	676,505
Total Long-term Liabilities	452,515	693,674

Commitments and contingencies

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 14,445,363 and 14,445,363 shares issued and outstanding at September 30, 2014 and December 31, 2013	14,445	14,445
Accumulated earnings (deficit)	(790,841)	(982,997)
Total Stockholders' Deficit	(776,396)	(968,552)

Total Liabilities and Stockholders' Deficit	$143,148	$237,959

The accompanying notes are an integral part of these condensed financial statements

ASAP EXPO, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues:
Commission income	$47,500	$-	$48,125	$967
Consulting fee	365,032	840,000	1,246,532	1,447,962
Management Fee	-	15,000	-	15,000
Total revenues	412,532	855,000	1,294,657	1,463,929

Cost of Sales
Consulting expense	166,525	406,000	615,025	629,800
Total cost of sales	166,525	406,000	615,025	629,800

Gross Profit	246,007	449,000	679,632	834,129

General and administrative	65,271	45,686	302,300	88,091

Income from operations	180,736	403,314	377,332	746,038

Other Income (Expense)
Interest expense	(7,376)	(16,875)	(22,846)	(59,153)
Total other (Expense)	(7,376)	(16,875)	(22,846)	(59,153)

Income before income taxes	173,360	386,439	354,486	686,885
Income taxes	42,477	45,621	162,330	45,621

Net Income	$130,883	$340,818	$192,156	$641,264

Net income per common share
Basic	$0.01	$0.03	$0.01	$0.06
Diluted	$0.01	$0.01	$0.01	$0.02

Weighted average common shares outstanding
Basic	14,445,363	12,697,189	14,445,363	10,088,593
Diluted	25,421,000	29,390,288	25,421,000	26,781,692

The accompanying notes are an integral part of these condensed financial statements

ASAP EXPO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net Income	$192,156	$641,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,331	1,635
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	14,656	516,141
Income tax payable	119,725	-

Net cash provided by operating activities	330,868	1,159,040

Investing Activities:
Acquisitions of property and equipment	(14,844)	-
Due from affiliated companies	(33,743)	(99,236)

Net cash (used in) investing activities	(48,587)	(99,236)

Financing Activities:
Payments on auto loan	(3,679)	(1,227)
Repayment to affiliated company	(180,210)	-
Proceeds from borrowings on convertible note from officers	454,250	159,570
Repayments of borrowings on convertible note from officers	(691,729)	(817,344)

Net cash (used in) financing activities	(421,368)	(659,001)

Net (decrease) / increase in cash	(139,087)	400,803

Cash, beginning of period	205,967	8,752

Cash, end of period	$66,880	$409,555

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$-
Income taxes	$42,605	$-

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

COMPRENSIVE INCOME

Comprehensive income-The company has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220); Presentation of Comprehensive Income. For the nine months ended September 30, 2014 and 2013 comprehensive income equaled net income, as the company had no other comprehensive income. As of September 30, 2014 and December 31, 2013, accumulated other comprehensive income was 0.

GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern.

At September 30, 2014, the Company has an accumulated deficit of $790,841, which mainly resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

Revenues are mainly consulting fees. The consulting fees are recognized when earned.  Consulting fees from investment banking services and real estate advisory services that are subject to refund are recorded as deferred revenue until the project is completed and the fees are no longer refundable.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

 In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Early adoption is not permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15).  The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements

NOTE 2 - PROPERTY AND EQUIPMENT

Equipment consists of the following:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Furniture & Fixtures	$14,844	$-
Automobile	24,527	24,527
	39,371	24,527
Less: Accumulated depreciation	(7,193)	(2,862)
	$32,178	$21,665

NOTE 3 - DUE FROM (TO) AFFILIATED COMPANIES

At September 30, 2014 and December 31, 2013, ASAP Expo was owed $43,290 and $9,527 from affiliated companies in which ASAP Expo’s officers are also owners and officers. The advance has no written note, is non-interest bearing and is payable on demand to the company and expected to be paid within one year.

At September 30, 2014, and December 31, 2013, ASAP Expo owed $65,550 and $245,740 to affiliated companies in which ASAP Expo’s officers are also owners and officers, the company plans to repay within one year.

NOTE 4 - AUTO LOAN

In June 2013, the Company entered into a zero down and 0% interest financing arrangement to acquire a vehicle. Future minimum payments and the obligations due under the auto loan are as follows:

For the Year Ended December 31:	(Unaudited)
2014	1,226
2015	4,905
2016	4,905
2017	4,905
2018	2,454
18,395
Less Current Portion	(4,905)
Long Term Portion	$13,490

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

The balance of the convertible note as of September 30, 2014 was $439,025; the accrued interest on the note was $264,728 which is included in accounts payable and accrued expenses. The balance of convertible note as of December 31, 2013 was $676,505 and the accrued interest on the note was $241,882.

NOTE 6 - INCOME TAXES

Income tax payable is $ 119,725 as of September 30, 2014 and $ 0 as of December 31, 2013.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations and comprehensive income.

For the three months ended September 30, 2014 and 2013, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 7 - SHAREHOLDERS' DEFICIT

Common Stock

At September 30, 2014, the Company has 45,000,000 shares of common stock authorized and 14,445,363 shares issued and outstanding at par value $0.001 per share.

On July 29, 2013, 5,744,000 shares of common stock were issued to an officer upon conversion of $200,000 of convertible note and $29,760 of accrued interest.

NOTE 8 – CONCENTRATION

For the nine months ended September 30, 2013, three customers accounted for 46%, 29% and 24% of the Company’s consulting fee income. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations.

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

RESULTS OF OPERATIONS

Revenues

Since the Company’s primary business is based upon potential transactions in real estate, the Company is subject to variance in revenues due to investors sentiment towards real estate.

We believe our services revenue is typically seasonal. Historically, during normal economic conditions, this seasonality has caused revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. We believe the concentration of earnings and cash flows in the last six months of the year has historically been due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. However, this seasonality did not occur in 2007 or 2008 during the disruptions facing all global capital markets, and in particular the U.S. commercial real estate markets, and this historical pattern of seasonality may or may not continue.

Substantially all of our revenues are in the form of consulting fees collected from our clients, usually negotiated on a transaction-by-transaction basis. The company’s consulting fees primarily consist of revenue derived from transaction commission received from acquisition advisory. The company earns the consulting fees by sourcing the deal, underwriting financials, coordinating due diligence on all contracts, recommending lenders, hiring third party property management companies, and negotiating franchise agreements. Another revenue source for the company includes asset management fees, which consist of supervision of daily, weekly, and monthly operating results of the hotel, review of capital expenditure requests, communication with lenders, negotiating personal and real property tax assessments, and most importantly, oversight on brand relations.

The Company’s clients include concentration of 3 main clients. Our concentration of clients does provide a risk for revenue growth. The Company has established strong relationships with our clients. Our business and client relationships, and our culture and philosophy are firmly centered on putting the clients’ interests first. We have been building strong reputation in the hospitality industry which is bringing several new potential clients. We expect to have steady revenue stream from our 3 major clients while building new client base for future revenue growth. We believe that our product offerings, asset management services, client diversification, expertise in a property types and national platform have the potential to create a sustainable revenue stream within the U.S. commercial real estate sector.

During the three and nine months ended September 30, 2014, the Company earned consulting fee of $365,032 and $1,246,532, respectively, as compared to consulting fee of $840,000 and $1,447,962 for the same periods last year. The decrease in consulting fee is mainly because the Company closed hotel acquisition deals at lower fees in the quarter and nine months ended September 30, 2014. During the three and nine months ended September 30, 2014, the Company earned commission income of $47,500 and $48,125, respectively, as compared to commission income of $0 and $967 for the same periods last year. The increase in commission income is mainly due to a real estate deal closed in July 2014. During the three and nine months ended September 30, 2014, the Company earned management fee of $0 as compared to management fee of $15,000 for the same periods last year from providing hotel management service.

Cost of Sales

In the course of providing real estate advisory services and asset management services, the Company pays consulting fees for finding properties and other services that facilitate the closing of deals.

Cost of sales consisting mainly consulting expense, is primarily the result of the commissions and other incentive compensation incurred directly related to acquisition advisory services. Therefore, the fluctuation in revenue will directly impact the cost of sales.

For the three and nine months ended September 30, 2014 and 2013, the Company incurred consulting expense of $166,525 and $615,025, respectively for providing advisory services in real estate acquisition deals as compared to $406,000 and $629,800 incurred in the same periods last year. The lower consulting expense in 2014 was mainly due to the lower consulting fees charged to the clients..

Operating Expenses

General and administrative (“G&A”) expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

For the three months ended September 30, 2014, general and administrative expenses increased by $19,585 or 42.9% to $65,271 as compared to $45,686 for the same period last year. The increase in the third quarter of 2014 was mainly due to higher ad and promotion expense, higher office expense resulting from moving office and higher professional fees.  For the nine months ended September 30, 2014, general and administrative expenses increased by $214,209 or 243% to $302,300 as compared to $88,091 for the same period last year. The increase in the first nine months of 2014 was primarily due to higher personnel costs as the Company hired new employees and put certain officer on payroll starting in September 2013.

Interest Expense

Interest expense decreased to $7,376 during the three months ended September 30, 2014 from $16,875 for the same period last year, and decreased to $22,846 in the nine months ended September 30, 2014 from $59,153 for the same period last year. This decrease was due to the lower average convertible note balances. The conversion of $200,000 convertible note into common stocks in July 2013 also contributed to the decrease in average convertible note balances.

Net Income

The Company recorded a net income of $130,883 for the three months ended September 30, 2014 as compared to a net income of $340,818 for the same period last year. The decrease in net income was mainly due to the lower gross profit, higher G&A expenses, offset by lower interest expense and income tax provision.

The Company had a net income of $192,156 for the nine months ended September 30, 2014 as compared to a net income of $641,264 for the same period last year. The decrease in net income was mainly due to lower gross profit, higher G&A expenses, higher income tax provision as a result of no more net operating loss carryforward and including prior year under-accrued income tax in current period, offset by lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $356,059 at September 30, 2014, as compared to a working capital deficit of $296,543 at December 31, 2013. During the next twelve months, ASAP Expo will focus on its real estate transactions to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a convertible note, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a convertible note (the "Yuan Note") from Frank Yuan and his family, which is due on demand, and provides for borrowings up to a maximum total of $1,800,000. The Yuan Note carries an interest rate of 6.0% per annum and is convertible into the Company's equity securities at a conversion price of $0.04 given a written notice of the contemplated conversion describing in reasonable detail the material terms of such equity securities and of the issue is provided. The total balance as of September 30, 2014 was $439,025, and the accrued interest was $264,728.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

 In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Early adoption is not permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15).  The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements

ITEM 3. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of September 30, 2014.

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

ASAP EXPO, INC. (Registrant)

Date: November 14, 2014	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer