Form 10-K
period 2014-12-31
ASAP Expo, Inc.
filed 2015-04-15
CIK 1419275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, computed by reference to the closing price of that date, was $76,727.

On March 31, 2015, the registrant had 14,445,363 shares of Common Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

ASAP Expo Inc.

to Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2014

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

Commercial Real Estate division provides Chinese institutional and high net worth individual home office with all real estate related services focusing on hospitality including acquisition advisory, financing, asset management, and strategic repositioning. Our international reach, scope of services and dedication to achieving the best results ensures our clients gain competitive advantage.

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

EMPLOYEES

As of December 31, 2014, ASAP Expo employed 6 full-time employees, two of them are classified as executive officer.  The Company believes that relations with its employees are good.

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

WE ARE SUBJECT TO UNITED STATES GOVERNMENT REGULATIONS WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

The primary source of income of the Company's commercial real estate Division is from the hotels bought by Chinese large corporations and high-net worth individuals. Capital transferred into the United States are heavily regulated by the United States government. If the United States government imposes limitations on accepting investment from China, it will adversely affect the Company's business.

WE ARE SUBJECT TO FOREIGN GOVERNMENT REGULATIONS WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

The primary source of income of the Company's Commercial Real Estate Division is from overseas investors purchasing Hotels in the U.S. Foreign governments may advise their approval to allow investment aboard. Such policies could adversely affect the Company's commercial real estate transaction consultant revenue.

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

WE HAVE AN ACCUMULATED DEFICIT OF $44,367 AS OF DECEMBER 31, 2014 AND HAVE RECEIVED AN OPINION FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have history of operating losses. As of December 31, 2014, we had an accumulated deficit of $44,367, shareholders’ deficit is $932,194 These losses have resulted principally from expenses incurred for general and administrative, payroll and interest. 2011 is the first year we had profit. No assurances can be given as to whether we will continue to be profitable.

Our independent registered public accounting firm has added an explanatory paragraph to their report of independent registered public accounting firm issued in connection with the financial statements for the year ended December 31, 2014 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s executive offices in the United States are leased from one of its executives and located at 9436 Jacob Lane, Rosemead, CA 91770. Its telephone number is (310) 266-6890. The Company currently leases approximately 2,800 square feet of office space from a related party with $3,500 per month on month to month basis.

ITEM 3. LEGAL PROCEEDINGS

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock began trading on the Over-the-Counter Bulletin Board ("OTC-BB") on January 20, 2010 under the symbol "ASAE".  As of April 15, 2014, there has been limited trading volume.

HOLDERS OF RECORD

On December 31, 2014, the Company's issued and outstanding common stock totaled 14,445,363 shares, held by approximately 150 shareholders of record and by indeterminate number of additional shareholders through nominee or street name accounts with brokers.

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

None.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the audited financial statements and the related notes thereto included elsewhere in this annual report for the period ended December 31, 2014. This annual report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

OVERVIEW

ASAP Expo (“ASAP” or “The Company” or “Our” or “We”) mission is to be the bridge between China and the Western world. ASAP is a holding company that assists Chinese institutional and high net worth individuals with acquisition advisory and asset management of U.S. hotels.

Our equity investors include AVIC International USA, Junson Capital, Urban Commons, Sky Harbor Management, Shenzhen New World, American Curvet, and USA Heritage.

From August 2010 until now, our group has purchased 20 plus hotels primarily in California, Georgia, Florida, Connecticut, Texas, Colorado and Michigan. Hotel brands include Marriott, Hilton, Westin, Doubletree by Hilton, Four Points by Sheraton, and Holiday Inn. We are one of the most active hotel buyers in the market.

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

During the year ended December 31, 2014, the Company earned consulting fee of $2,741,932 as compared to consulting fee of $1,704,962 for the same period last year. The increase in consulting fee is mainly because the Company closed more hotel acquisition deals in 2014. During the year ended December 31, 2014, the Company earned commission income of $48,125 for providing sourcing services and real estate advisory services, as compared to commission income of $967 for the same period last year. The increase in commission income is mainly due to a real estate deal closed in July 2014. During year 2013, the Company earned management fee of $15,000 for providing hotel management services.

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

For the year ended December 31, 2014, the Company incurred consulting expense of $1,847,265 for providing advisory services in real estate acquisition deals as compared to $653,800 incurred in the same period last year. The higher consulting expense in 2014 was mainly due to more hotel acquisition deals in 2014.

Operating Expenses

General and administrative (“G&A”) expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

For the year ended December 31, 2014, general and administrative expenses increased $47,624 or 10.5% to $499,951 compared to $452,327 for the same period last year. The increase was primarily due to higher rent expense as the Company started to pay rent in 2014, higher professional fees and higher personnel costs as the Company hired new employee and put certain officer on payroll starting in September 2013.

Interest Expense

Interest expense decreased to $29,193 during the year ended December 31, 2014 from $70,472 for the same period last year. This decrease was due to the lower average convertible note balances. The conversion of $200,000 convertible note into common stocks in July 2013 also contributed to the decrease in average convertible note balances.

Settlement Loss

During the year ended December 31, 2014, the Company paid  a $100,000 legal settlement for a lawsuit settled and dismissed in June 2011. Based upon the settlement agreement, the Company has outstanding $120,000 settlement balance to be paid $100,000 in October 2015 and $20,000 in October 2016. The Company was involved in the lawsuit by one of its former affiliates, ASAP Hotel.

Net Income

The Company recorded a net income of $36,358 for the year ended December 31, 2014 as compared to a net income of $544,330 for the same period last year. The decrease in net income was mainly due to the lower gross profit, higher G&A expenses, a settlement loss, and higher income tax provision as a result of no more net operating loss carryforward and including prior year under-accrued income tax in current period, offset by lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $540,957 at December 31, 2014, as compared to a working capital deficit of $296,543 at December 31, 2013. During the next twelve months, ASAP Expo will focus on its real estate transactions to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a convertible note, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a convertible note (the "Yuan Note") from Frank Yuan and his family, which is due on demand, and provides for borrowings up to a maximum total of $1,800,000.  On December 31, 2014, the convertible note was amended to waive the right of conversion and will be used as line of credit. The Yuan Note carries an interest rate of 6.0% per annum. The total balance as of December 31, 2014 was $389,804, and the accrued interest was $271,075.

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

The Report of the Company's Independent Registered Public Accounting Firm on our December 31, 2014 financial statements includes an explanatory paragraph stating that the Company has suffered recurring losses from operations and has an accumulated stockholders' deficit, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), Mr. Frank S Yuan, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's December 31, 2014 Form 10-K. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC. Based on his most recent evaluation as of the Evaluation Date, our CEO and CFO has also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting, at the reasonable assurance level, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, and such officer has identified no material weaknesses in our internal controls over financial reporting.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on this evaluation, our President and Chief Financial Officer concluded as of December 31, 2014 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our President and Chief Financial Officer have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on this evaluation, management concluded that, as of December 31, 2014, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following are the directors and executive officers of the Company as of March 31, 2015.

NAME	AGE	POSITIONS HELD WITH COMPANY

Frank S. Yuan	66	Chairman and Chief Executive Officer since 2007
Charles Rice	72	Director since 2007
James Vandeberg	70	Director since 2007
Peter Lin	45	Director since 2010
Deborah Shamaley	56	Director since 2007

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

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the compensation we have paid to each executive officer and all executive officers as a group, for the fiscal years ended December 31, 2014 and 2013, annual compensation, including salary and bonuses paid by the Company to the Chief Executive Officer. No other executive officers received more than $150,000 during the fiscal years-ended December 31, 2014 and 2013. The Company does not currently have a long-term compensation plan and does not grant any long-term compensation to its executive officers or employees.

The table does not reflect certain personal benefits, which in the aggregate are less than ten percent of the named executive officer's salary and bonus. No other compensation was granted for the periods ended December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation

Yuan, Frank	2014	$-	$-	$-	$-	N/A	$-	$-
(CEO)	2013	$-	$-	$-	$-	N/A	$-	$-

 COMPENSATION OF DIRECTORS

All outside directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as directors of the Company and do not receive any payroll.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has a revolving line of credit totaling $1,800,000 with Frank Yuan and certain members of his family. The line of credit bears interest at 6% per annum starting October 1, 2010, 10% prior to October 1, 2010 and is due upon demand, as amended. During fiscal 2014 and 2013, the Company incurred interest expense totaling $29,193 and $70,472 in connection with the Line. At December 31, 2014, the balance of the Line was $389,804. The Note holder has sole discretion right to convert the note to Common Stock at a conversion price of $0.04 per share any time when he/she requests the conversion in part or in whole amount of the outstanding debt. In 2015, the Note holder waived the right of conversion.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid by the Company for professional services rendered for the audits of the annual financial statements and fees billed for other services rendered by its principal accountants:

Type of Services Rendered	2014	2013

Audit Fees	$12,000	$5,000
Audit-Related Fees	$3,000	$1,950
Tax Fees	$-	$-
All Other Fees	$-	$-

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

ASAP EXPO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ASAP Expo, Inc.

We have audited the accompanying balance sheets of ASAP Expo Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly December 31, 2013 and December 31, 2014, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had an accumulated deficit of $ 44,367 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP
Newport Beach, CA
April 15, 2015

ASAP EXPO, INC.
BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS
Current Assets
Cash	$41,420	$205,967
Prepaid income taxes	800	800
Due from affiliated companies	19,859	9,527
Total Current Assets	62,079	216,294

Furniture and equipment, net	30,422	21,665

Total Assets	$92,501	$237,959

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$417,819	$262,192
Auto Loan, current	4,905	4,905
Income tax payable	116,158	-
Due to affiliated company	64,154	245,740
Total Current Liabilities	603,036	512,837

Long-term Liabilities
Settlement payable, noncurrent	20,000	-
Auto Loan, noncurrent	11,855	17,169
Note payable, officers	389,804	676,505
Total Long-term Liabilities	421,659	693,674

Total Liabilities	1,024,695	1,206,511

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 14,445,363 and 14,445,363 shares issued and outstanding at December 31, 2014 and December 31, 2013	14,445	14,445
Additional paid in capital	(902,272)	(902,272)
Accumulated deficit	(44,367)	(80,725)
Total Stockholders' Deficit	(932,194)	(968,552)

Total Liabilities and Stockholders' Deficit	$92,501	$237,959

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013

Revenues:
Commission income	$48,125	$967
Consulting fee	2,741,932	1,704,962
Management Fee	-	15,000
Total revenues	2,790,057	1,720,929

Cost of Sales
Consulting expense	1,847,265	653,800
Total cost of sales	1,847,265	653,800

Gross Profit	942,792	1,067,129

General and administrative	499,951	452,327

Income from operations	442,841	614,802

Other Income (Expense)
Other income	1,473	-
Interest expense	(29,193)	(70,472)
Loss on Settlement	(220,000)	-
Total other (Expense), net	(247,720)	(70,472)

Income before income taxes	195,121	544,330
Income taxes provision	158,763	-

Net Income	$36,358	$544,330

Net income per common share
Basic	$0.00	$0.05
Diluted	$0.00	$0.02

Weighted average common shares outstanding
Basic	14,445,363	11,156,333
Diluted	14,445,363	27,849,432

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional		Total
	Common stock		paid in	(Accumulated	stockholders'
	Shares	Amount	capital	deficit)	deficit

BALANCE, JANUARY 1, 2013	8,701,363	$8,705	$(1,126,292)	$(625,055)	$(1,742,642)

Conversion of convertible note and accrued interest to common stock	5,744,000	5,744	224,016	-	229,760
Adjust prior period cancelled common stock	-	(4)	4	-	-
Net income	-	-	-	544,330	544,330

BALANCE, DECEMBER 31, 2013	14,445,363	14,445	(902,272)	(80,725)	(968,552)

Net income	-	-	-	36,358	36,358

BALANCE, DECEMBER 31, 2014	14,445,363	$14,445	$(902,272)	$(44,367)	$(932,194)

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Operating Activities:
Net Income (loss)	$36,358	$544,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,088	2,861
Changes in operating assets and liabilities:
Accrued settlement loss	120,000	-
Accounts payable and accrued expenses	55,627	88,388
Income tax payable	116,158	-

Net cash provided by operating activities	334,231	635,579

Investing Activities:
Acquisitions of property and equipment	(14,844)	-
Advance to affiliated companies	(10,332)	42,773

Net cash used in investing activities	(25,176)	42,773

Financing Activities:
Payments on auto loan	(5,314)	(2,453)
Advance from (Repayment to) affiliated company	(181,584)	244,229
Proceeds from borrowings on note payable from officers	533,012	309,570
Repayments of borrowings on note payable from officers	(819,716)	(1,032,483)

Net cash used in financing activities	(473,602)	(481,137)

Net increase (decrease) in cash	(164,547)	197,215

Cash, beginning of period	205,967	8,752

Cash, end of period	$41,420	$205,967

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$-
Income taxes	$42,605	$-

Non-cash investing and financing activities:
Vehicle purchased through auto loan	$-	$24,527
Conversion of accrued interest to common stock	$-	$29,760
Conversion of convertible note to common stock	$-	$200,000

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

COMPREHENSIVE INCOME

The Company has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220); Presentation of Comprehensive Income. For the year ended December  31, 2014 and 2013 comprehensive income equaled net income, as the company had no other comprehensive income. As of December 31 2014, 2014 and December 31, 2013, accumulated other comprehensive income was 0.

GOING CONCERN

The accompanying audited financial statements have been prepared assuming that the Company will continue as a going concern.

At December 31, 2014, the Company has a accumulated stockholders' deficit of $44,367 and negative working capital of $540,957, mainly resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

The Company's financial instruments consisted of cash, accounts payable and accrued liabilities, advances to due to or from affiliated companies, notes payable to officers.  The estimated fair value of cash, accounts payable and accrued liabilities, due to or from affiliated companies, and notes payable approximates its carrying amount due to the short maturity of these instruments.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Equipment consists of the following:

	December 31,	December 31,
	2014	2013
Furniture & Fixtures	$14,844	$-
Automobile	24,527	24,527
	39,371	24,527
Less: Accumulated depreciation	(8,949)	(2,861)
	$30,422	$21,665

NOTE 3 - DUE FROM (TO) AFFILIATED COMPANIES

At December 31, 2014 and 2013, ASAP Expo was owed $19,859 and $9,527 from affiliated companies in which ASAP Expo’s officers are also owners and officers. The advance has no written note, is non-interest bearing and is payable on demand to the company and expected to be paid within one year.

At December 31, 2014 and 2013, ASAP Expo owed $64,154 and $245,740 to affiliated companies in which ASAP Expo’s officers are also owners and officers, the company plans to repay within one year.

NOTE 4 – AUTO LOAN

In June 2013, the Company entered into a zero down and 0% interest financing arrangement to acquire a vehicle. Future minimum payments and the obligations due under the auto loan are as follows:

For the Year Ended December 31:
2015	4,905
2016	4,905
2017	4,905
2018	2,045
16,760
Less Current Portion	(4,905)
Long Term Portion	$11,855

NOTE 5 - NOTE PAYABLE, OFFICERS

On January 1, 2011, the Company obtained a convertible note from Frank Yuan, the Company's Chief Executive Officer (“CEO”), and his family which provides for borrowings up to a maximum of $1,800,000 and is due on demand. The note carries an interest rate of 6.0% per annum. On July 29, 2013, $229,760 of convertible note and interest was converted into 5,744,000 shares of common stock. On December 31, 2014, the convertible note was amended to waive the right of conversion and will be used as line of credit.

The balance of note payable as of December 31, 2014 was $389,804; the accrued interest on the note was $271,075 which is included in accounts payable and accrued expenses. The balance of note as of December 31, 2013 was $676,505 and the accrued interest on the note was $241,882.

NOTE 6 - INCOME TAXES

The income taxes provision for year ended December 31, 2014 consists of current federal tax of $116,958 and 2013 under-accrued federal tax of $41,805.

As a result of the full deferred tax assets valuation allowance in the previous periods, the Company’s effective tax rate at December 31, 2013 was 0% because after utilizing the net operating loss carry forwards, the Company recorded no income taxes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2014 and 2013 are presented below:

	Year Ended December 31,
	2014	2013
Net operating loss	$6,791	$(185,072)
Settlement loss deductible in future years	47,801	-
State expense/(Benefit)	272	-
Total deferred tax assets	54,865	(185,072)
(Valuation allowance)/Reversal of valuation allowance	(54,865)	185,072
Net deferred tax assets	$-	$-

The Company had historically carried a full deferred tax assets valuation allowance so its balance sheet reported no deferred tax assets. At December 31, 2013, the Company reversed deferred tax assets valuation allowance by $185,072 to reflect the effect of net operating loss actually utilized to reduce the tax liabilities for the period. For the year ended December 31, 2014, due to the uncertainty in future income, the Company reserved a full deferred tax assets valuation allowance.

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013

Income tax at U.S. statutory rate (34%)	$66,341	$185,072
State minimum tax	800	-
Prior period under-accrual	41,805	-
Change in valuation allowance	49,817	(185,072)
	$158,763	$-

Uncertain Tax Positions
Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations and comprehensive income.

For the years ended December 31, 2014 and 2013, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 7 - SHAREHOLDERS' DEFICIT

Common Stock

At December 31, 2014, the Company has 45,000,000 shares of common stock authorized and 14,445,363 shares issued and outstanding at par value $0.001 per share.

On July 29, 2013, 5,744,000 shares of common stock were issued to an officer upon conversion of $200,000 of convertible note and $29,760 of accrued interest.

NOTE 8 - COMMITMENT

Starting January 1, 2014, the Company leases office space from one of its officer under a month by month basis. The lease provides for monthly lease payments of $3,500.

NOTE 9 – CONCENTRATION

For the year ended December 31, 2014, five customers accounted for 31.0%, 23.2%, 17.6%, 16.4% and 10.9% of the Company’s consulting fee income. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations.

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

ASAP EXPO, INC.

Date: April 15, 2015	By:	/s/ Frank Yuan
Frank Yuan
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Frank S. Yuan	Date: April 15, 2015
Frank S. Yuan
Director

By:	/s/ Charles Rice	Date: April 15, 2015
Charles Rice
Director

By:	/s/ Deborah Shamaley	Date: April 15, 2015
Deborah Shamaley
Director

By:	/s/ James Vandeberg	Date: April 15, 2015
James Vandeberg
Director

By:	/s/ Peter Lin	Date: April 15, 2015
Peter Lin
Director