Form 10-Q
period 2015-03-31
ASAP Expo, Inc.
filed 2015-05-20
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Number of shares outstanding of the issuer's classes of common equity, as of May 14, 2015: 14,445,363 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)

ASSETS
Current Assets
Cash	$36,764	$41,420
Prepaid income taxes	800	800
Due from affiliated companies	23,998	19,859
Total Current Assets	61,562	62,079

Furniture and equipment, net	39,123	30,422

Total Assets	$100,685	$92,501

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$453,656	$417,819
Auto Loan, current	4,905	4,905
Income tax payable	163,637	116,158
Due to affiliated company	35,695	64,154
Total Current Liabilities	657,893	603,036

Long-term Liabilities
Settlement payable, noncurrent	20,000	20,000
Auto Loan, noncurrent	11,037	11,855
Note payable, officers	251,785	389,804
Total Long-term Liabilities	282,822	421,659

Total Liabilities	940,715	1,024,695

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 14,445,363 and 14,445,363 shares issued and outstanding at March 31, 2015 and December 31, 2014	14,445	14,445
Additional paid in capital	(902,272)	(902,272)
Retained earnings (Accumulated deficit)	47,797	(44,367)
Total Stockholders' Deficit	(840,030)	(932,194)

Total Liabilities and Stockholders' Deficit	$100,685	$92,501

The accompanying notes are an integral part of these condensed financial statements

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Revenues:
Commission income	$-	$625
Consulting fee	451,418	612,000
Total revenues	451,418	612,625

Cost of Sales
Consulting expense	236,000	291,000
Total cost of sales	236,000	291,000

Gross Profit	215,418	321,625

General and administrative	71,525	185,953

Income from operations	143,893	135,672

Other Income (Expense)
Interest expense	(4,250)	(6,861)
Total other (Expense), net	(4,250)	(6,861)

Income before income taxes	139,643	128,811
Income taxes provision	47,479	51,451

Net Income	$92,164	$77,360

Net income per common share
Basic	$0.01	$0.01
Diluted	$0.01	$0.00

Weighted average common shares outstanding
Basic	14,445,363	14,445,363
Diluted	14,445,363	19,230,592

The accompanying notes are an integral part of these condensed financial statements

ASAP EXPO, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Operating Activities:
Net Income	$92,164	$77,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,824	1,226
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	35,838	266,357
Income tax payable	47,479	51,451

Net cash provided by operating activities	177,305	396,394

Investing Activities:
Acquisitions of property and equipment	(10,525)	-
Advance to affiliated companies	(4,140)	(26,063)

Net cash used in investing activities	(14,665)	(26,063)

Financing Activities:
Payments on auto loan	(818)	(1,226)
Advance from (Repayment to) affiliated company	(28,461)	(45,956)
Proceeds from borrowings on note payable from officers	-	42,191
Repayments of borrowings on note payable from officers	(138,017)	(526,417)

Net cash used in financing activities	(167,296)	(531,408)

Net increase (decrease) in cash	(4,656)	(161,077)

Cash, beginning of period	41,420	205,967

Cash, end of period	$36,764	$44,889

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements

ASAP EXPO, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On the hospitality acquisition side, we represent buyers at all stages of the process, from advice on selection of brands, location, opportunity sourcing, due diligence to securing debt financing. Our clients have the advantage of our local market knowledge and contacts in capital markets around the globe, as well as our deep experience in real estate strategy and management. This means a broader value perspective on property utilization prospects—not to mention a finger on the pulse of real-time market conditions at any moment.

Prior to July 2011, the investment banking services division was the core business of ASAP Expo. ASAP Expo helped small and medium sized business raise funds and promote business through capital markets.

In July 2011, ASAP Expo transitioned its core business to providing real estate advisory services from investment banking advisory services for Chinese companies.

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

The balance sheets and certain comparative information as of December 31, 2014 are derived from the audited financial statements and related notes for the year ended December 31, 2014 (“2014 Annual Financial Statements”), included in the Company’s 2014 Annual Report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the 2014 Annual Financial Statements.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

COMPREHENSIVE INCOME

The company has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220); Presentation of Comprehensive Income. For the three months ended March 31, 2015 and 2014 comprehensive income equaled net income, as the company had no other comprehensive income. As of March 31, 2015 and December 31, 2014, accumulated other comprehensive income was $0.

GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern.

At March 31, 2015, the Company has an accumulated stockholders' deficit of $840,030, which mainly resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Equipment consists of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Furniture & Fixtures	$15,784	$14,844
Office Equipment	2,255	-
Automobile	24,527	24,527
Leasehold Improvements	7,330	-
	49,896	39,371
Less: Accumulated depreciation	(10,773)	(8,949)
	$39,123	$30,422

NOTE 3 - DUE FROM (TO) AFFILIATED COMPANIES

At March 31, 2015 and December 31, 2014, ASAP Expo was owed $23,998 and $19,859 from an affiliated company in which ASAP Expo’s officers are also owners and officers. The advance has no written note, is non-interest bearing and payable on demand to the company and expected to be paid within one year.

At March 31, 2015, and December 31, 2014, ASAP Expo owed $35,695 and $64,154 to affiliated companies in which ASAP Expo’s officers are also owners and officers, the company plans to repay within one year.

NOTE 4 – SETTLEMENT PAYABLE

Based upon the settlement agreement for a lawsuit settled and dismissed in June 2011, the Company has outstanding $120,000 settlement balance to be paid $100,000 in October 2015 and $20,000 in October 2016. The Company was involved in the lawsuit by one of its former affiliates, ASAP Hotel.

NOTE 5 - AUTO LOAN

In June 2013, the Company entered into a zero down and 0% interest financing arrangement to acquire a vehicle. Future minimum payments and the obligations due under the auto loan are as follows:

For the Year Ended December 31:	(Unaudited)
2015	3,679
2016	4,905
2017	4,905
2018	2,453
15,942
Less Current Portion	(4,905)
Long Term Portion	$11,037

NOTE 6 - NOTE PAYABLE, OFFICERS

On January 1, 2011, the Company obtained a convertible note from Frank Yuan, the Company's Chief Executive Officer (“CEO”), and his family which provides for borrowings up to a maximum of $1,800,000 and is due on demand. The note carries an interest rate of 6.0% per annum. On December 31, 2014, the convertible note was amended to waive the right of conversion and will be used as line of credit.

The balance of note payable as of March 31, 2015 was $251,785; the accrued interest on the note was $275,325 which is included in accounts payable and accrued expenses. The balance of convertible note as of December 31, 2014 was $389,804 and the accrued interest on the note was $271,075.

NOTE 7 - INCOME TAXES

The income taxes provision for three months ended March 31, 2015 consists of current federal tax of $47,479.

As of March 31, 2015 and 2014, the Company had Federal net tax operating loss carry forwards of $0 and $8,712 and state net tax operating loss carry forwards of $0 and $329,233 available to offset future taxable income. The Company had reserved a full deferred tax assets valuation allowance so its balance sheet reported no deferred tax assets as of March 31, 2015 and 2014 on the basis of the Company’s history of losses that more likely than not the Company will not realize operating loss carry forwards in the foreseeable future.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2015 and 2014 are presented below:

	Three Months Ended March 31 (Unaudited)
	2015	2014
Net operating loss	$-	$(3,470)
Total deferred tax assets	-	(3,470)
Valuation allowance (Reversal of valuation allowance)	-	3,470
Net deferred tax assets	$-	$-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations and comprehensive income.

For the three months ended March 31, 2015 and 2014, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 8 - SHAREHOLDERS' DEFICIT

Common Stock

At March 31, 2015, the Company has 45,000,000 shares of common stock authorized and 14,445,363 shares issued and outstanding at par value $0.001 per share.

NOTE 9 - COMMITMENT

Starting January 1, 2014, the Company leases office space from one of its officer under a month by month basis. The lease provides for monthly lease payments of $3,500.

NOTE 10 – CONCENTRATION

For the three months ended March 31, 2015, three customers accounted for 38%, 35% and 13% of the Company’s consulting fee income. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations.

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

From August 2010 until now, our group has provided consulting services regarding purchasing 20 hotels primarily in California, Florida, Colorado, Connecticut, Georgia and Michigan. Hotel brands include Marriott, Hilton, Westin, Doubletree by Hilton, Four Points by Sheraton, and Holiday Inn. We are one of the most active hotel buyers in the market.

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

During the three months ended March 31, 2015, the Company earned consulting fee of $451,418, as compared to consulting fee of $612,000 for the same period last year. The decrease in consulting fee is mainly because the Company closed fewer hotel acquisition deals in the quarter ended March 31, 2015 (1 versus 2).

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

For the three months ended March 31, 2015 and 2014, the Company incurred consulting expense of $236,000 and $291,000, respectively for providing advisory services in real estate acquisition. The lower consulting expense in the first quarter of 2015 was mainly due to fewer hotel acquisition deals.

Operating Expenses

General and administrative (“G&A”) expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

For the three months ended March 31, 2015, general and administrative expenses decreased $114,428 or 61.5% to $71,525 compared to $185,953 for the same period last year. The decrease in the first quarter of 2015 was mainly due to lower personnel costs as the Company removed certain officer from payroll.

Interest Expense

Interest expense decreased to $4,250 during the three months ended March 31, 2015 from $6,861 for the same period last year. This decrease was due to the lower average note payable balances.

Net Income

The Company recorded a net income of $92,164 for the three months ended March 31, 2015 as compared to a net income of $77,360 for the same period last year. The increase in net income was mainly due to the lower G&A expenses, lower interest expense and lower income tax provision, offset by lower gross profit.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $596,331 at March 31, 2015, as compared to a working capital deficit of $540,957 at December 31, 2014. During the next twelve months, ASAP Expo will focus on its real estate transactions to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a note payable, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a convertible note (the "Yuan Note") from Frank Yuan and his family, which is due on demand, and provides for borrowings up to a maximum total of $1,800,000. On December 31, 2014, the convertible note was amended to waive the right of conversion and will be used as line of credit The Yuan Note carries an interest rate of 6.0% per annum. The total balance as of March 31, 2015 was $251,785, and the accrued interest was $275,325.

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

The Company has no commitments to make capital expenditures for the fiscal year ending December 31, 2015.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of March 31, 2015.

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

ASAP EXPO, INC. (Registrant)

Date: May 20, 2015	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer