Form 10-Q
period 2015-06-30
ASAP Expo, Inc.
filed 2015-08-14
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Number of shares outstanding of the issuer's classes of common equity, as of August 14, 2015: 14,445,363 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ASAP EXPO, INC.
BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)

ASSETS
Current Assets
Cash & equivalents	$83,107	$41,420
Prepaid income taxes	800	800
Due from affiliated companies	54,444	19,859
Total Current Assets	138,351	62,079

Furniture and equipment, net	53,271	30,422

Total Assets	$191,622	$92,501

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$470,530	$417,819
Auto loan, current	4,905	4,905
Income tax payable	195,692	116,158
Due to affiliated company	-	64,154
Total Current Liabilities	671,127	603,036

Long-Term Liabilities
Settlement payable, noncurrent	20,000	20,000
Auto loan, noncurrent	9,402	11,855
Note payable, officers	252,166	389,804
Total Long-Term Liabilities	281,568	421,659

Total Liabilities	952,695	1,024,695

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 14,445,363 shares issued and outstanding at June 30, 2015 and December 31, 2014	14,445	14,445
Additional paid in capital	(902,272)	(902,272)
Retained earnings (Accumulated deficit)	126,754	(44,367)
Total Stockholders' Deficit	(761,073)	(932,194)

Total Liabilities and Stockholders' Deficit	$191,622	$92,501

The accompanying notes are an integral part of these condensed unaudited financial statements.

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues:
Commission income	$-	$-	$-	$625
Consulting fee	330,000	269,500	781,418	881,500
Total revenues	330,000	269,500	781,418	882,125

Cost of Sales
Consulting expense	86,000	157,500	322,000	448,500
Total cost of sales	86,000	157,500	322,000	448,500

Gross Profit	244,000	112,000	459,418	433,625

General and administrative	129,010	51,076	200,535	237,029

Income from operations	114,990	60,924	258,883	196,596

Other Income (Expense)
Interest expense	(3,925)	(8,609)	(8,175)	(15,470)
Total other income (expense), net	(3,925)	(8,609)	(8,175)	(15,470)

Income before income taxes	111,065	52,315	250,708	181,126
Income taxes provision	32,108	68,402	79,587	119,853

Net Income (loss)	$78,957	$(16,087)	$171,121	$61,273

Net income (loss) per common share
Basic	$0.01	$(0.00)	$0.01	$0.00
Diluted	$0.01	$(0.00)	$0.01	$0.00

Weighted average common shares outstanding
Basic	14,445,363	14,445,363	14,445,363	14,445,363
Diluted	14,445,363	19,230,592	14,445,363	19,230,592

The accompanying notes are an integral part of these condensed unaudited financial statements.

ASAP EXPO, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Operating Activities:
Net Income (loss)	$171,121	$61,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,861	2,575
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	52,711	2,530
Income tax payable	79,534	76,795

Net cash provided by operating activities	307,227	143,173

Investing Activities:
Acquisitions of property and equipment	(26,710)	(14,844)
Advance to affiliated companies	(34,585)	(31,131)

Net cash used in investing activities	(61,295)	(45,975)

Financing Activities:
Payments on auto loan	(2,453)	(2,453)
Advance from (Repayment to) affiliated company	(64,156)	(187,777)
Proceeds from borrowings on note payable from officers	476	454,252
Repayments of borrowings on note payable from officers	(138,112)	(548,582)

Net cash used in financing activities	(204,245)	(284,560)

Net increase (decrease) in cash	41,687	(187,362)

Cash, beginning of period	41,420	205,967

Cash, end of period	$83,107	$18,604

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$-
Income taxes	$800	$43,058

 The accompanying notes are an integral part of these condensed unaudited financial statements.

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

ASAP Commercial Real Estate division advisory provides Chinese institutions and high net worth individuals with all real estate related services focusing on hospitality including acquisition advisory, financing, asset management, and strategic repositioning.

On the hospitality acquisition side, we represent buyers at all stages of the process, from advice on selection of brands, location, opportunity sourcing and due diligence to securing debt financing. Our clients have the advantage of our local market knowledge and contacts in capital markets around the globe, as well as our deep experience in real estate strategy and management.

Prior to July 2011, the investment banking services division was the core business of ASAP Expo. ASAP Expo helped small and medium sized businesses raise funds and promote business through capital markets.

In July 2011, ASAP Expo transitioned its core business to providing real estate advisory services from investment banking advisory services for Chinese companies.

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

The balance sheets and certain comparative information as of December 31, 2014 are derived from the audited financial statements and related notes for the year ended December 31, 2014 (“2014 Annual Financial Statements”), included in the Company’s 2014 Annual Report on Form 10-K filed on April 15, 2015. These unaudited interim financial statements should be read in conjunction with the 2014 Annual Financial Statements.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased.

GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern.

At June 30, 2015, the Company had an accumulated stockholders' deficit of $761,073 and a negative working capital of $532,776, which mainly resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

Revenues are mainly consulting fees. The consulting fees are recognized when earned.  Consulting fees from real estate advisory services that are subject to refund are recorded as deferred revenue until the project is completed and the fees are no longer refundable.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-3”).  ASU 2015-3 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than separately as an asset.  ASU 2015-3 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those years, and is to be applied retrospectively. Early adoption is permitted.  The Company does not expect the adoption of ASU 2015-3 will have an impact on its results of operations or cash flows.

NOTE 2 - PROPERTY AND EQUIPMENT

Equipment consists of the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Furniture & Fixtures	$17,589	$14,844
Office Equipment	2,255	-
Automobile	24,527	24,527
Leasehold Improvements	21,710	-
	66,081	39,371
Less: Accumulated depreciation	(12,810)	(8,949)
	$53,271	$30,422

NOTE 3 - DUE FROM (TO) AFFILIATED COMPANIES

At June 30, 2015 and December 31, 2014, ASAP Expo was owed $54,444 and $19,859 from an affiliated company in which ASAP Expo’s officers are also owners and officers. The advance has no written note, is non-interest bearing and payable on demand to the Company and expected to be paid within one year.

At June 30, 2015, and December 31, 2014, ASAP Expo owed $0 and $64,154 to affiliated companies in which ASAP Expo’s officers are also owners and officers.

NOTE 4 – SETTLEMENT PAYABLE

Based upon the settlement agreement for a lawsuit settled and dismissed in June 2011, the Company has a $120,000 outstanding settlement balance to be paid $100,000 in October 2015 and $20,000 in October 2016 which is included in the accounts payable and accrued expense on the balance sheet. The Company was involved in the lawsuit by one of its former affiliates, ASAP Hotel.

NOTE 5 - AUTO LOAN

In June 2013, the Company entered into a zero down and 0% interest financing arrangement to acquire a vehicle. Future minimum payments and the obligations due under the auto loan are as follows:

For the Year Ended December 31:	(Unaudited)
2015	2,453
2016	4,905
2017	4,905
2018	2,044
14,307
Less Current Portion	(4,905)
Long Term Portion	$9,402

NOTE 6 - NOTE PAYABLE, OFFICERS

On January 1, 2011, the Company obtained a convertible note from Frank Yuan, the Company's Chief Executive Officer (“CEO”), and his family which provides for borrowings up to a maximum of $1,800,000 and is due on demand. The note carries an interest rate of 6.0% per annum. On December 31, 2014, the convertible note was amended to waive the right of conversion and will be used as a line of credit.

The balance of the note payable as of June 30, 2015 was $252,166; the accrued interest on the note was $279,251, which is included in accounts payable and accrued expenses. The balance of the convertible note as of December 31, 2014 was $389,804 and the accrued interest on the note was $271,075.

NOTE 7 - INCOME TAXES

The income taxes provision for the six months ended June 30, 2015 consists of current income taxes of $93,871 and 2014 over-accrued federal taxes of $14,284.

As of June 30, 2015 and 2014, the Company had state net tax operating loss carry forwards of $0 and $276,918 available to offset future taxable income. The Company reserved a full deferred tax assets valuation allowance so its balance sheet reported no deferred tax assets as of June 30, 2015 and December 31, 2014 on the basis of the Company’s history of losses that more likely than not the Company will not realize operating loss carry forwards in the foreseeable future. The effective tax rate was lower for the three and six months ended June 30, 2015 because the 2014 over-accrued income tax of $14,284 was reversed in June 2015 when the actual tax return was filed.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits is classified as income tax and penalties are included in selling, general and administrative expenses in the statements of operations and comprehensive income.

For the three and six months ended June 30, 2015 and 2014, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 8 - SHAREHOLDERS' DEFICIT

Common Stock

At June 30, 2015, the Company had 45,000,000 shares of common stock authorized and 14,445,363 shares issued and outstanding at par value $0.001 per share.

NOTE 9 - COMMITMENT

Starting January 1, 2014, the Company leased office space from one of its officer under a month by month basis. The lease provides for monthly lease payments of $3,500.

NOTE 10 – CONCENTRATION

For the six months ended June 30, 2015, two customers accounted for 59% and 22% of the Company’s consulting fee income.  For the six months ended June 30, 2014, three customers accounted for 63%, 24% and 11% of the Company’s consulting fee income. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations.

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

OVERVIEW

ASAP Expo’s (“ASAP” or “The Company” or “Our” or “We”) mission is to be the bridge between China and the Western world. ASAP is a holding company that assists Chinese institutional and high net worth individuals with acquisition advisory and asset management of U.S. hotels.

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

ASAP believes we will continue this growth for the next couple of years, taking advantage of current below replacement cost assets with reasonable cap rates and value-added opportunities in the current U.S. hotel market.

RESULTS OF OPERATIONS

Revenues

Since the Company’s primary business is based upon potential transactions in real estate, the Company is subject to variances in revenues due to investors sentiment towards real estate.

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

The Company’s clients include concentration of two main clients. Our concentration of clients does provide a risk for revenue growth. The Company has established strong relationships with our clients. Our business and client relationships, and our culture and philosophy are firmly centered on putting the clients’ interests first. We have been building strong reputation in the hospitality industry which is bringing several new potential clients. We expect to have steady revenue streams from our two major clients while building a new client base for future revenue growth. We believe that our product offerings, asset management services, client diversification, expertise in a property types and national platform have the potential to create a sustainable revenue stream within the U.S. commercial real estate sector.

During the three and six months ended June 30, 2015, the Company earned consulting fees of $330,000 and $781,418, respectively, as compared to consulting fees of $269,500 and $881,500 for the same periods last year. The increase in consulting fees during the three months ended June 30, 2015 is mainly because the Company is receiving monthly advisory fees from more hotels. The decrease in consulting fee during the six months ended June 30, 2015 is mainly because the Company closed a hotel acquisition deal at a lower fee and received mostly monthly advisory fees from existing hotel clients. The Company occasionally acts as a merchandise purchasing agent and earns commission. During the six months ended June 30, 2015, commission income was $0 as compared to $625 for the same period last year.

Cost of Sales

In the course of providing real estate advisory services and asset management services, the Company pays consulting fees for finding properties and other services that facilitate the closing of deals.

Cost of sales consisting mainly consulting expense, is primarily the result of the commissions and other incentive compensation incurred directly related to acquisition advisory services. Therefore, the fluctuation in revenue may directly impact the cost of sales.

For the three and six months ended June 30, 2015 and 2014, the Company incurred consulting expenses of $86,000 and $322,000, respectively for providing advisory services in real estate acquisition as compared to $157,500 and $448,500 incurred in the same periods last year. The lower consulting expenses were mainly because the Company closed a hotel acquisition deal at a lower fee, and accordingly incurred lower consulting expenses related to the acquisition.

Operating Expenses

General and administrative (“G&A”) expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

For the three months ended June 30, 2015, G&A expenses increased $77,934 or 152.6% to $129,010 from $51,076 for the same period last year. The increase in the second quarter of 2015 was mainly due to higher personnel expenses as more employees were hired, higher professional fees and rent expense.

For the six months ended June 30, 2015, G&A expenses decreased by $36,494 or 15.4% to $200,535 as compared to $237,029 for the same period last year. The decrease in the six months ended June 30, 2015 was mainly due to lower personnel costs as one highly compensated officer was removed from payroll, partially offset by higher professional fees and rent expense.

Interest Expense

Interest expense decreased to $3,925 during the three months ended June 30, 2015 from $8,609 for the same period last year and decreased to $8,175 during the six months ended June 30, 2015 from $15,470 for the same period last year. These decreases were due to the lower average note payable balances.

Net Income

The Company recorded a net income of $78,957 for the three months ended June 30, 2015 as compared to a net loss of $16,087 for the same period last year. The increase in net income was mainly due to the higher gross profit, lower interest expense and lower income tax provision due to the 2013 under-accrued income tax recorded in the first half of 2014, offset by higher G&A expenses.

The Company had a net income of $171,121 for the six months ended June 30, 2015 as compared to a net income of $61,273 for the same period last year. The increase in net income was mainly due to the higher gross profit, lower G&A expenses, lower interest expense and lower income tax provision due to the 2013 under-accrued income tax recorded in the first half of 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $532,776 at June 30, 2015, as compared to a working capital deficit of $540,957 at December 31, 2014. During the next twelve months, ASAP Expo will focus on its real estate transactions to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a note payable, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a convertible note (the "Yuan Note") from Frank Yuan and his family, which is due on demand, and provides for borrowings up to a maximum total of $1,800,000. On December 31, 2014, the convertible note was amended to waive the right of conversion and will be used as a line of credit The Yuan Note carries an interest rate of 6.0% per annum. The total balance as of June 30, 2015 was $252,166, and the accrued interest was $279,251. The balance of the convertible note as of December 31, 2014 was $389,804 and the accrued interest on the note was $271,075.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-3”).  ASU 2015-3 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than separately as an asset.  ASU 2015-3 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those years, and is to be applied retrospectively. Early adoption is permitted.  The Company does not expect the adoption of ASU 2015-3 will have an impact on its results of operations or cash flows.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of June 30, 2015.

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

ASAP EXPO, INC. (Registrant)

Date: August 14, 2015	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer