Form 10-Q
period 2015-09-30
ASAP Expo, Inc.
filed 2015-11-16
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Number of shares outstanding of the issuer's classes of common equity, as of November 13, 2015: 14,445,363 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)

ASSETS
Current Assets
Cash & equivalents	$41,355	$41,420
Prepaid income taxes	800	800
Due from affiliated companies	129,850	19,859
Total Current Assets	172,005	62,079

Furniture and equipment, net	51,183	30,422

Total Assets	$223,188	$92,501

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$513,699	$417,819
Auto loan, current	4,905	4,905
Income tax payable	53,142	116,158
Due to affiliated company	-	64,154
Total Current Liabilities	571,746	603,036

Long-Term Liabilities
Settlement payable, noncurrent	20,000	20,000
Auto loan, noncurrent	8,584	11,855
Note payable, officers	397,159	389,804
Total Long-Term Liabilities	425,743	421,659

Total Liabilities	997,489	1,024,695

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 14,445,363 and 14,445,363 shares issued and outstanding at September 30, 2015 and December 31, 2014	14,445	14,445
Additional paid in capital	(902,272)	(902,272)
Retained earnings (Accumulated deficit)	113,526	(44,367)
Total Stockholders' Deficit	(774,301)	(932,194)

Total Liabilities and Stockholders' Deficit	$223,188	$92,501

The accompanying notes are an integral part of these condensed unaudited financial statements.

ASAP EXPO, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues:
Commission income	$-	$47,500	$-	$48,125
Consulting fees	216,000	365,032	997,418	1,246,532
Total revenues	216,000	412,532	997,418	1,294,657

Cost of Sales
Consulting expense	76,800	166,525	398,800	615,025
Total cost of sales	76,800	166,525	398,800	615,025

Gross Profit	139,200	246,007	598,618	679,632

General and administrative	155,730	65,271	356,265	302,300

Income (loss) from operations	(16,530)	180,736	242,353	377,332

Other Income (Expense)
Interest expense	(6,648)	(7,376)	(14,823)	(22,846)
Total other expense, net	(6,648)	(7,376)	(14,823)	(22,846)

Income (loss) before income taxes	(23,178)	173,360	227,530	354,486
Income taxes provision (benefit)	(9,950)	42,477	69,637	162,330

Net Income (loss)	$(13,228)	$130,883	$157,893	$192,156

Net income (loss) per common share
Basic	$(0.00)	$0.01	$0.01	$0.01
Diluted	$(0.00)	$0.01	$0.01	$0.01

Weighted average common shares outstanding
Basic	14,445,363	14,445,363	14,445,363	14,445,363
Diluted	14,445,363	25,421,000	14,445,363	25,421,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

ASAP EXPO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Operating Activities:
Net Income	$157,893	$192,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,949	4,331
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	95,880	14,656
Income tax payable	(63,016)	119,725

Net cash provided by operating activities	196,706	330,868

Investing Activities:
Acquisitions of property and equipment	(26,710)	(14,844)
Advance to affiliated companies	(109,992)	(33,743)

Net cash used in investing activities	(136,702)	(48,587)

Financing Activities:
Payments on auto loan	(3,270)	(3,679)
Repayment to affiliated company	(64,156)	(180,210)
Proceeds from borrowings on note payable from officers	150,477	454,250
Repayments of borrowings on note payable from officers	(143,120)	(691,729)

Net cash used in financing activities	(60,069)	(421,368)

Net decrease in cash	(65)	(139,087)

Cash, beginning of period	41,420	205,967

Cash, end of period	$41,355	$66,880

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$1,010	$-
Income taxes	$132,653	$42,605

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has no cash equivalents as of September 30, 2015 and December 31, 2014, respectively.

GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern.

At September 30, 2015, the Company had a stockholders' deficit of $774,301 and a negative working capital of $399,741, which mainly resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Equipment consists of the following:

	September 30,	December 31,
	2015	2014
	(Unaudited)
Furniture & Fixtures	$17,589	$14,844
Office Equipment	2,255	-
Automobile	24,527	24,527
Leasehold Improvements	21,710	-
	66,081	39,371
Less: Accumulated depreciation	(14,898)	(8,949)
	$51,183	$30,422

NOTE 3 - RELATED PARTY TRANSACTIONS

At September 30, 2015 and December 31, 2014, ASAP Expo was owed $129,850 and $19,859 from affiliated companies in which ASAP Expo’s officers are also owners and officers. The advance has no written note, is non-interest bearing and payable on demand to the Company and expected to be paid within one year.

At September 30, 2015, and December 31, 2014, ASAP Expo owed $0 and $64,154 to affiliated companies in which ASAP Expo’s officers are also owners and officers.

For the three and nine months ended September 30, 2015, consulting fees from affiliates were $216,000 and 821,118 respectively.

NOTE 4 – SETTLEMENT PAYABLE

Based upon the settlement agreement for a lawsuit settled and dismissed in June 2011, the Company has a $120,000 outstanding settlement balance to be paid $100,000 in October 2015 and $20,000 in October 2016 which is included in the accounts payable and accrued expense on the balance sheet. The Company was involved in the lawsuit by one of its former affiliates, ASAP Hotel. The Company paid $100,000 on October 7, 2015.

NOTE 5 - AUTO LOAN

In June 2013, the Company entered into a zero down and 0% interest financing arrangement to acquire a vehicle. Future minimum payments and the obligations due under the auto loan are as follows:

For the Year Ended December 31:	(Unaudited)
2015	1,635
2016	4,905
2017	4,905
2018	2,044
13,489
Less Current Portion	(4,905)
Long Term Portion	$8,584

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

The balance of the note payable as of September 30, 2015 was $397,159; the accrued interest on the note was $284,888, which is included in accounts payable and accrued expenses. The balance of the convertible note as of December 31, 2014 was $389,804 and the accrued interest on the note was $271,075.

NOTE 7 - INCOME TAXES

The income taxes provision for the nine months ended September 30, 2015 consists of current income taxes of $83,942 and 2014 over-accrued federal taxes of $14,305.

As of September 30, 2015 and 2014, the Company had state net tax operating loss carry forwards of $0 and $103,558 available to offset future taxable income. The Company reserved a full deferred tax assets valuation allowance so its balance sheet reported no deferred tax assets as of September 30, 2015 and December 31, 2014 on the basis of the Company’s history of losses that more likely than not the Company will not realize operating loss carry forwards in the foreseeable future. The effective tax rate was higher for the three months ended September 30, 2015 because the 2014 over-accrued income tax was reversed in September 2015 when the actual tax return was filed.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits is classified as income tax and penalties are included in selling, general and administrative expenses in the statements of operations and comprehensive income.

For the three and nine months ended September 30, 2015 and 2014, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 8 - SHAREHOLDERS' DEFICIT

Common Stock

At September 30, 2015, the Company had 45,000,000 shares of common stock authorized and 14,445,363 shares issued and outstanding at par value $0.001 per share.

NOTE 9 - COMMITMENT

Starting January 1, 2014, the Company leased office space from one of its officer under a month by month basis. The lease provides for monthly lease payments of $3,500.

NOTE 10 – CONCENTRATION

For the nine months ended September 30, 2015, two customers accounted for 67% and 17% of the Company’s consulting fee income, one of which is an affiliate of the Company.  For the nine months ended September 30, 2014, three customers accounted for 46%, 29% and 24% of the Company’s consulting fee income, two of which are affiliates of the Company. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations.

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

The Company’s clients include concentration of two to three main clients. Our concentration of clients does provide a risk for revenue growth. The Company has established strong relationships with our clients. Our business and client relationships, and our culture and philosophy are firmly centered on putting the clients’ interests first. We have been building strong reputation in the hospitality industry which is bringing several new potential clients. We expect to have steady revenue streams from our two major clients while building a new client base for future revenue growth. We believe that our product offerings, asset management services, client diversification, expertise in a property types and national platform have the potential to create a sustainable revenue stream within the U.S. commercial real estate sector.

During the three and nine months ended September 30, 2015, the Company earned consulting fees of $216,000 and $997,418, respectively, as compared to consulting fees of $365,032 and $1,246,532 for the same periods last year. The decrease in consulting fees during the three and nine months ended September 30, 2015 is mainly because the Company closed one hotel acquisition deal at a lower fee and received mostly monthly advisory fees from existing hotel clients. The Company earns commission from real estate deals and by occasionally acting as a merchandise purchasing agent. During the three and nine months ended September 30, 2015, commission income was $0 as compared to$47,500 and $48,125, respectively, for the same periods last year.

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

For the three and nine months ended September 30, 2015 and 2014, the Company incurred consulting expenses of $76,800 and $398,800, respectively for providing advisory services in real estate acquisition as compared to $166,525 and $615,025 incurred in the same periods last year. The lower consulting expenses were mainly because the Company closed one hotel acquisition deal at a lower fee, and accordingly incurred lower consulting expenses related to the acquisition.

Operating Expenses

General and administrative (“G&A”) expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

For the three months ended September 30, 2015, G&A expenses increased $90,459 or 138.6% to $155,730 from $65,271 for the same period last year. The increase in the third quarter of 2015 was mainly due to higher rent expense and higher payroll expenses as more employees were hired and one highly compensated officer was added to payroll.

For the nine months ended September 30, 2015, G&A expenses increased by $53,965 or 17.9% to $356,265 as compared to $302,300 for the same period last year. The increase in the nine months ended September 30, 2015 was mainly due to higher staff travel expense, professional fees and rent expense, partly offset by lower payroll expenses as one highly compensated officer received lower average pay in 2015.

Interest Expense

Interest expense decreased to $6,648 during the three months ended September 30, 2015 from $7,376 for the same period last year and decreased to $14,823 during the nine months ended September 30, 2015 from $22,846 for the same period last year. These decreases were due to the lower average note payable balances.

Net Income

The Company recorded a net loss of $13,228 and net income of $157,893 for the three and nine months ended September 30, 2015, as compared to a net income of $130,883 and $192,156 for the same periods last year. The decrease in net income was mainly due to the lower gross profit, higher G&A expenses, offset by lower interest expense and lower income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $399,741 at September 30, 2015, as compared to a working capital deficit of $540,957 at December 31, 2014. During the next twelve months, ASAP Expo will focus on its real estate transactions to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a note payable, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a convertible note (the "Yuan Note") from Frank Yuan and his family, which is due on demand, and provides for borrowings up to a maximum total of $1,800,000. On December 31, 2014, the convertible note was amended to waive the right of conversion and will be used as a line of credit. The Yuan Note carries an interest rate of 6.0% per annum. The total balance as of September 30, 2015 was $397,159, and the accrued interest was $284,888. The balance of the convertible note as of December 31, 2014 was $389,804 and the accrued interest on the note was $271,075.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of September 30, 2015.

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

ASAP EXPO, INC. (Registrant)

Date: November 13, 2015	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer