Form 10-K
period 2015-12-31
ASAP Expo, Inc.
filed 2016-04-14
CIK 1419275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015, computed by reference to the closing price of that date, was $76,727.

On March 31, 2016, the registrant had 14,445,363 shares of Common Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒

ASAP Expo Inc.

to Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2015

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

EMPLOYEES

As of December 31, 2015, ASAP Expo employed 4 full-time employees, one of them are classified as executive officer.  The Company believes that relations with its employees are good.

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

WE HAVE A SHAREHOLDERS’ DEFICIT OF $671,714 AS OF DECEMBER 31, 2015 AND HAVE RECEIVED AN OPINION FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have history of operating losses. As of December 31, 2015, shareholders’ deficit is $671,714. These losses have resulted principally from expenses incurred for general and administrative, payroll and interest. 2011 is the first year we had profit. No assurances can be given as to whether we will continue to be profitable.

Our independent registered public accounting firm has added an explanatory paragraph to their report of independent registered public accounting firm issued in connection with the financial statements for the year ended December 31, 2015 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock began trading on the Over-the-Counter Bulletin Board ("OTC-BB") on January 20, 2010 under the symbol "ASAE".  As of April 14, 2016, there has been limited trading volume.

HOLDERS OF RECORD

On December 31, 2015, the Company's issued and outstanding common stock totaled 14,445,363 shares, held by approximately 150 shareholders of record and by indeterminate number of additional shareholders through nominee or street name accounts with brokers.

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

None.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the audited financial statements and the related notes thereto included elsewhere in this annual report for the period ended December 31, 2015. This annual report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

During the year ended December 31, 2015, the Company earned consulting fees of $2,119,332, as compared to consulting fees of $2,741,932 for the same period last year. The decrease in consulting fees during the year 2015 is mainly because the Company closed fewer hotel acquisition deals at a lower fee and received more monthly advisory fees from existing hotel clients. The Company earns commission by occasionally acting as a merchandise purchasing agent. During the year ended December 31, 2015, commission income was $0 as compared to $48,125 for the same period last year.

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

For the year ended December 31, 2015 and 2014, the Company incurred consulting expenses of $1,157,757 for providing advisory services in real estate acquisition as compared to $1,847,265 incurred in the same period last year. The lower consulting expenses were mainly because the Company closed fewer hotel acquisition deals at a lower fee, and accordingly incurred lower consulting expenses related to the acquisition.

Operating Expenses

General and administrative (“G&A”) expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

For the year ended December 31, 2015, G&A expenses increased by $108,151 or 21.6% to $608,102 as compared to $499,951 for the same period last year. The increase in the year 2015 was mainly due to higher payroll expenses, staff expenses, professional fees and higher office and maintenance expenses as a result of office remodeling.

Interest Expense

Interest expense decreased to $21,243 during the year ended December 31, 2015 from $29,193 for the same period last year. The decreases was due to the lower average note payable balances.

Net Income

The Company recorded a net income of $260,480 for the year ended December 31, 2015, as compared to a net income of $36,358 for the same period last year. The increase in net income was mainly due to the higher gross profit, no more loss on settlement and lower income tax provision, offset by higher G&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $387,196 at December 31, 2015, as compared to a working capital deficit of $540,957 at December 31, 2014. During the next twelve months, ASAP Expo will focus on its real estate transactions to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a note payable, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a convertible note (the "Yuan Note") from Frank Yuan and his family, which is due on demand, and provides for borrowings up to a maximum total of $1,800,000. On December 31, 2014, the convertible note was amended to waive the right of conversion and will be used as a line of credit. The Yuan Note carries an interest rate of 6.0% per annum. The total balance as of December 31, 2015 was $327,085, and the accrued interest was $291,309. The balance of the convertible note as of December 31, 2014 was $389,804 and the accrued interest on the note was $271,075.

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

The Report of the Company's Independent Registered Public Accounting Firm on our December 31, 2015 financial statements includes an explanatory paragraph stating that the Company has suffered recurring losses from operations and has an accumulated stockholders' deficit, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), Mr. Frank S Yuan, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's December 31, 2015 Form 10-K. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC. Based on his most recent evaluation as of the Evaluation Date, our CEO and CFO has also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting, at the reasonable assurance level, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, and such officer has identified no material weaknesses in our internal controls over financial reporting.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on this evaluation, our President and Chief Financial Officer concluded as of December 31, 2015 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our President and Chief Financial Officer have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on this evaluation, management concluded that, as of December 31, 2015, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following are the directors and executive officers of the Company as of March 31, 2016.

Frank S. Yuan, Chairman, CEO and CFO since 2007

The following sets forth certain biographical information concerning director:

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

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the compensation we have paid to each executive officer and all executive officers as a group, for the fiscal years ended December 31, 2015 and 2014, annual compensation, including salary and bonuses paid by the Company to the Chief Executive Officer. No other executive officers received more than $150,000 during the fiscal years-ended December 31, 2015 and 2014. The Company does not currently have a long-term compensation plan and does not grant any long-term compensation to its executive officers or employees.

The table does not reflect certain personal benefits, which in the aggregate are less than ten percent of the named executive officer's salary and bonus. No other compensation was granted for the periods ended December 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation

Yuan, Frank	2015	$-	$-	$-	$-	N/A	$-	$-
(CEO/CFO)	2014	$-	$-	$-	$-	N/A	$-	$-

COMPENSATION OF DIRECTORS

All outside directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as directors of the Company and do not receive any payroll.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has a revolving line of credit totaling $1,800,000 with Frank Yuan and certain members of his family. The line of credit bears interest at 6% per annum starting October 1, 2010, 10% prior to October 1, 2010 and is due upon demand, as amended. During fiscal 2015 and 2014, the Company incurred interest expense totaling $21,243 and $29,193 in connection with the Line. At December 31, 2015, the balance of the Line was $327,085. The Note holder has sole discretion right to convert the note to Common Stock at a conversion price of $0.04 per share any time when he/she requests the conversion in part or in whole amount of the outstanding debt. In 2015, the Note holder waived the right of conversion.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid by the Company for professional services rendered for the audits of the annual financial statements and fees billed for other services rendered by its principal accountants:

Type of Services Rendered	2015	2014

Audit Fees	$12,600	$12,000
Audit-Related Fees	$7,875	$3,000
Tax Fees	$-	$-
All Other Fees	$-	$-

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

ASAP EXPO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ASAP Expo, Inc.

We have audited the accompanying balance sheets of ASAP Expo Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly December 31, 2015 and 2014, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had an accumulated deficit of $216,113 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP
Newport Beach, CA
April 14, 2016

ASAP EXPO, INC.
BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS
Current Assets
Cash	$46,672	$41,420
Due from affiliated companies	117,303	19,859
Total Current Assets	163,975	61,279

Furniture and equipment, net	49,925	30,422

Total Assets	$213,900	$91,701

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$471,811	$417,819
Auto loan, current	4,905	4,905
Settlement payable, current	20,000	-
Income tax payable	54,455	115,358
Due to affiliated company	-	64,154
Total Current Liabilities	551,171	602,236

Long-Term Liabilities
Settlement payable, noncurrent	-	20,000
Auto loan, noncurrent	7,358	11,855
Note payable, officers	327,085	389,804
Total Long-Term Liabilities	334,443	421,659

Total Liabilities	885,614	1,023,895

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 14,445,363 and 14,445,363 shares issued and outstanding at December 31, 2015 and 2014	14,445	14,445
Additional paid in capital	(902,272)	(902,272)
Retained earnings (Accumulated deficit)	216,113	(44,367)
Total Stockholders' Deficit	(671,714)	(932,194)

Total Liabilities and Stockholders' Deficit	$213,900	$91,701

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31
	2015	2014

Revenues:
Commission income	$-	$48,125
Consulting fees	2,119,332	2,741,932
Total revenues	2,119,332	2,790,057

Cost of Sales
Consulting expense	1,157,757	1,847,265
Total cost of sales	1,157,757	1,847,265

Gross Profit	961,575	942,792

General and administrative	608,102	499,951

Income from operations	353,473	442,841

Other Income (Expense)
Other income	-	1473
Interest expense	(21,243)	(29,193)
Loss on Settlement	-	(220,000)
Total other income (expense), net	(21,243)	(247,720)

Income before income taxes	332,230	195,121
Income taxes provision	71,750	158,763

Net Income	$260,480	$36,358

Net income per common share
Basic	$0.02	$0.00
Diluted	$0.02	$0.00

Weighted average common shares outstanding
Basic	14,445,363	14,445,363
Diluted	14,445,363	14,445,363

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional		Total
	Common stock		paid in	(Accumulated	stockholders'
	Shares	Amount	capital	deficit)	deficit

BALANCE, JANUARY 1, 2013	1,445,363	$14,445	$(902,272)	$(80,725)	$(968,552)

Net income	-	-	-	36,358	36,358

BALANCE, DECEMBER 31, 2014	1,445,363	14,445	(902,272)	(44,367)	(932,194)

Net income	-	-	-	260,480	260,480

BALANCE, DECEMBER 31, 2015	1,445,363	$14,445	$(902,272)	$216,113	$(671,714)

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2015	2014
Operating Activities:
Net Income (loss)	$260,480	$36,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8,038	6,088
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	53,992	175,627
Income tax payable	(60,903)	116,158

Net cash provided by operating activities	261,607	334,231

Investing Activities:
Acquisitions of property and equipment	(27,542)	(14,844)
Advance to affiliated companies	(97,444)	(10,332)

Net cash used in investing activities	(124,986)	(25,176)

Financing Activities:
Payments on auto loan	(4,497)	(5,314)
Advance from (Repayment to) affiliated company	(64,156)	(181,584)
Proceeds from borrowings on note payable from officers	260,477	533,012
Repayments of borrowings on note payable from officers	(323,193)	(819,716)

Net cash used in financing activities	(131,369)	(473,602)

Net increase (decrease) in cash	5,252	(164,547)

Cash, beginning of period	41,420	205,967

Cash, end of period	$46,672	$41,420

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$1,010	$-
Income taxes	$132,632	$42,605

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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has no cash equivalents as of December 31, 2015 and 2014, respectively.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At December 31, 2015, the Company had a negative working capital of $387,196, which mainly resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Equipment consists of the following:

	December 31,	December 31,
	2015	2014

Furniture & Fixtures	$17,589	$14,844
Office Equipment	3,086	-
Automobile	24,527	24,527
Leasehold Improvements	21,710	-
	66,912	39,371
Less: Accumulated depreciation	(16,987)	(8,949)
	$49,925	$30,422

NOTE 3 - RELATED PARTY TRANSACTIONS

At December 31 , 2015 and 2014, ASAP Expo was owed $117,303 and $19,859 from affiliated companies in which ASAP Expo’s officers are also owners and officers. The advance has no written note, is non-interest bearing and payable on demand to the Company and expected to be paid within one year.

At December 31, 2015 and 2014, ASAP Expo owed $0 and $64,154 to an affiliated company in which ASAP Expo’s officers are also owners and officers.

For the year ended December 31, 2015, consulting fees from affiliates was 1,443,032.

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

NOTE 5 - AUTO LOAN

In June 2013, the Company entered into a zero down and 0% interest financing arrangement to acquire a vehicle. Future minimum payments and the obligations due under the auto loan are as follows:

For the Year Ended December 31:
2016	4,905
2017	4,905
2018	2,453
12,263
Less Current Portion	(4,905)
Long Term Portion	$7,358

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

The balance of the note payable as of December 31, 2015 was $327,085; the accrued interest on the note was $291,309, which is included in accounts payable and accrued expenses. The balance of the convertible note as of December 31, 2014 was $389,804 and the accrued interest on the note was $271,075.

NOTE 7 - INCOME TAXES

The income taxes provision for the year ended December 31, 2015 consists of current income taxes of $79,037 and over-accrued federal taxes from 2014 of $14,305.

As of December 31, 2015 and 2014, the Company had state net tax operating loss carry forwards of $0 and $153,078 available to offset future taxable income.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2015 and 2014 are presented below:

	Year Ended December 31,
	2014	2014
Net operating loss	$-	$6,791
Settlement loss deductible in future years	8,568	47,801
(State expense)/Benefit	(601)	272
Total deferred tax assets	7,967	54,865
(Valuation allowance)/Reversal of valuation allowance	(7,967)	(54,865)
Net deferred tax assets	$-	$-

At December 31, 2015, deferred tax assets were immaterial. For the year ended December 31, 2014, due to the uncertainty in future income, the Company reserved a full deferred tax assets valuation allowance.

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014

Income tax at U.S. statutory rate (34%)	$112,958	$66,341
State tax	29,369	800
Prior period under-accrual (over-accrual)	(14,305)	41,805
Nondeductible expenses	8,668	-
Change in valuation allowance	(64,940)	49,817
	$71,750	$158,763

Uncertain Tax Positions

Interest associated with unrecognized tax benefits is classified as income tax and penalties are included in selling, general and administrative expenses in the statements of operations and comprehensive income.

For the year ended December 31, 2015 and 2014, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 8 - SHAREHOLDERS' DEFICIT

Common Stock

At December 31, 2015, the Company had 45,000,000 shares of common stock authorized and 14,445,363 shares issued and outstanding at par value $0.001 per share. No shares were issued during the year ended December 31, 2015.

NOTE 9 - COMMITMENT

Starting January 1, 2014, the Company leased office space from one of its officer under a month by month basis. The lease provides for monthly lease payments of $3,500.

NOTE 10 – CONCENTRATION

For the year ended December 31, 2015, three customers accounted for 82.5% (23.6%,, 17.3% and 41.6%) of the Company’s consulting fee income, one of which is an affiliate of the Company.  For the year ended December 31, 2014, five customers accounted for 99.1% (31.0%, 23.2%, 17.6%, 16.4% and 10.9%) of the Company’s consulting fee income, two of which are affiliates of the Company. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations

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

ASAP EXPO, INC.

Date: April 14, 2016	By:	/s/ Frank Yuan
Frank Yuan
Chief Executive Officer and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Frank S. Yuan	Date: April 14, 2016
Frank S. Yuan
Director