Form 10-Q
period 2016-03-31
ASAP Expo, Inc.
filed 2016-05-23
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Number of shares outstanding of the issuer's classes of common equity, as of May 19, 2016: 14,445,363 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)

ASSETS
Current Assets
Cash	$32,691	$46,672
Due from affiliated companies	132,291	117,303
Total Current Assets	164,982	163,975

Furniture and equipment, net	47,807	49,925

Total Assets	$212,789	$213,900

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$465,699	$471,811
Auto Loan, current	4,905	4,905
Settlement payable	20,000	20,000
Income tax payable	55,255	54,455
Total Current Liabilities	545,859	551,171

Long-term Liabilities
Auto Loan, noncurrent	6,132	7,358
Note payable, officers	337,087	327,085
Total Long-term Liabilities	343,219	334,443

Total Liabilities	889,078	885,614

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 14,445,363 and 14,445,363 shares issued and outstanding at March 31, 2016 and December 31, 2015	14,445	14,445
Additional paid in capital	(902,272)	(902,272)
Retained earnings	211,538	216,113
Total Stockholders' Deficit	(676,289)	(671,714)

Total Liabilities and Stockholders' Deficit	$212,789	$213,900

The accompanying notes are an integral part of these condensed unaudited financial statements.

ASAP EXPO, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Revenues:
Consulting fee	$255,000	$451,418
Total revenues	255,000	451,418

Cost of Sales:
Consulting expense	105,000	236,000
Total cost of sales	105,000	236,000

Gross Profit	150,000	215,418

General and administrative	163,810	71,525

Income from operations	(13,810)	143,893

Other Income (Expense)
Other income	15,000	-
Interest expense	(4,965)	(4,250)
Total other Income (Expense), net	10,035	(4,250)

Income (Loss) before income taxes	(3,775)	139,643
Income taxes provision	800	47,479

Net Income (Loss)	$(4,575)	$92,164

Net income per common share
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01

Weighted average common shares outstanding
Basic	14,445,363	14,445,363
Diluted	14,445,363	14,445,363

The accompanying notes are an integral part of these condensed unaudited financial statements.

ASAP EXPO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net Income (loss)	$(4,575)	$92,164
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	2,118	1,824
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(6,110)	35,838
Income tax payable	800	47,479

Net cash provided by (used in) operating activities	(7,767)	177,305

Investing Activities:
Acquisitions of property and equipment	-	(10,525)
Advance to affiliated companies	(14,988)	(4,140)

Net cash used in investing activities	(14,988)	(14,665)

Financing Activities:
Payments on auto loan	(1,226)	(818)
Advance from (Repayment to) affiliated company	-	(28,461)
Proceeds from borrowings on note payable from officers	10,000	-
Repayments of borrowings on note payable from officers	-	(138,017)

Net cash provided by (used in) financing activities	8,774	(167,296)

Net decrease in cash	(13,981)	(4,656)

Cash, beginning of period	46,672	41,420

Cash, end of period	$32,691	$36,764

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$-
Income taxes	$-	$-

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

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

The balance sheets and certain comparative information as of March 31, 2016 are derived from the audited financial statements and related notes for the year ended December 31, 2015 (“2015 Annual Financial Statements”), included in the Company’s 2015 Annual Report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the 2015 Annual Financial Statements.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has no cash equivalents as of March 31, 2016 and December 31, 2015, respectively.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At March 31, 2016, the Company had a stockholders' deficit of $676,289 and a negative working capital of $372,665, which mainly resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Equipment consists of the following:

	March 31,	December 31,
	2016	2015

Furniture & Fixtures	$17,589	$17,589
Office Equipment	3,086	3,086
Automobile	24,527	24,527
Leasehold Improvements	21,710	21,710
	66,912	66,912
Less: Accumulated depreciation	(19,105)	(16,987)
	$47,807	$49,925

NOTE 3 - RELATED PARTY TRANSACTIONS

At March 31, 2016 and December 31, 2015, ASAP Expo was owed $132,291 and $117,303 from affiliated companies in which ASAP Expo’s officers are also owners and officers. The advance has no written note, is non-interest bearing and payable on demand to the Company and expected to be paid within one year.

At March 31, 2016 and March 31, 2015, consulting fees from affiliates was $255,000 and $275,118.

NOTE 4 - SETTLEMENT PAYABLE

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

NOTE 5 - AUTO LOAN

In June 2013, the Company entered into a zero down and 0% interest financing arrangement to acquire a vehicle. Future minimum payments and the obligations due under the auto loan are as follows:

For the Year Ended December 31:
2016	$3,679
2017	4,905
2018	2,453
11,037
Less Current Portion	(4,905)
Long Term Portion	$6,132

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

The balance of the note payable as of March 31, 2016 was $337,087; the accrued interest on the note was $296,274, which is included in accounts payable and accrued expenses. The balance of the convertible note payable as of December 31, 2015 was $327,085 and the accrued interest on the note was $291,309.

NOTE 7 - INCOME TAXES

The income taxes provision for the three months ended March 31, 2016 consists of current income taxes of $800.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits is classified as income tax and penalties are included in selling, general and administrative expenses in the statements of operations and comprehensive income.

For the three months ended March 31, 2016 and 2015, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 8 - SHAREHOLDERS' DEFICIT

Common Stock

At March 31, 2016, the Company had 45,000,000 shares of common stock authorized and 14,445,363 shares issued and outstanding at par value $0.001 per share.

NOTE 9 - COMMITMENT

Starting January 1, 2014, the Company leased office space from one of its officer under a month by month basis. The lease provides for monthly lease payments of $3,500.

NOTE 10 - CONCENTRATION

For the three months ended March 31, 2016, three customers accounted for 93% (59% , 22% and 12%) of the Company’s consulting fee income, all of which are affiliates of the Company.  For the three months ended March 31, 2015, three customers accounted for 86.0% (38.0%, 35% and 13%) of the Company’s consulting fee income. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations.

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

During the three months ended March 31, 2016, the Company earned consulting fee of $255,000 from affiliated companies, as compared to consulting fee of $451,418 for the same period last year of which $275,118 were from affiliated companies. The decrease in consulting fee is mainly because the Company closed no hotel acquisition deals and received only monthly advisory fees from existing hotel clients.

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

For the three months ended March 31, 2016 and 2015, the Company incurred consulting expense of $105,000 and $236,000, respectively for providing advisory services in real estate acquisition. The lower consulting expense in the first quarter of 2016 was mainly due to no hotel acquisition deals.

Operating Expenses

General and administrative (“G&A”) expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

For the three months ended March 31, 2016, general and administrative expenses increased by $92,285 or 129% to $163,810 compared to $71,525 for the same period last year. The increase in the first quarter of 2016 was mainly due to higher payroll as one officer was added to the payroll, higher staff expenses and higher professional fees.

Interest Expense

Interest expense increased to $4,965 during the three months ended March 31, 2016 from $4,250 for the same period last year. This increase was due to the higher average note payable balances.

Net Income

The Company recorded a net loss of $4,575 for the three months ended March 31, 2016 as compared to a net income of $92,164 for the same period last year. The decrease in net income was mainly due to the lower gross profit, higher G&A expenses,  offset by the other income and lower income taxes provision.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was $380,878 at March 31, 2016, as compared to a working capital deficit of $387,196 at December 31, 2015. During the next twelve months, ASAP Expo will focus on its real estate transactions to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a note payable, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The Company has a convertible note (the "Yuan Note") from Frank Yuan and his family, which is due on demand, and provides for borrowings up to a maximum total of $1,800,000. On December 31, 2014, the convertible note was amended to waive the right of conversion and will be used as line of credit The Yuan Note carries an interest rate of 6.0% per annum. The total balance as of March 31, 2016 was $337,087, and the accrued interest was $296,274. The balance of the convertible note as of December 31, 2015 was $327,085 and the accrued interest on the note was $291,309.

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

The Company has no commitments to make capital expenditures for the fiscal year ending December 31, 2016.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of March 31, 2016.

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

ASAP EXPO, INC. (Registrant)

Date: May 23, 2016	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer