Form 10-Q
period 2016-06-30
ASAP Expo, Inc.
filed 2016-08-22
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Number of shares outstanding of the issuer's classes of common equity, as of August 22, 2016: 14,445,363 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)

ASSETS
Current Assets
Cash	$71,647	$46,672
Prepaid expenses and other receivables	800	-
Due from affiliated companies	71,389	117,303
Total Current Assets	143,836	163,975

Furniture and equipment, net	62,379	49,925

Total Assets	$206,215	$213,900

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$474,889	$471,811
Auto loan, current	4,905	4,905
Settlement payable, current	20,000	20,000
Income tax payable	-	54,455
Due to affiliated company	43,600	-
Total Current Liabilities	543,394	551,171

Long-Term Liabilities
Auto loan, noncurrent	4,905	7,358
Equipment loan, noncurrent	12,299	-
Note payable, officers	317,087	327,085
Total Long-Term Liabilities	334,291	334,443

Total Liabilities	877,685	885,614

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 14,445,363 and 14,445,363 shares issued and outstanding at June 30, 2016 and December 31, 2015	14,445	14,445
Additional paid in capital	(902,272)	(902,272)
Retained earnings	216,357	216,113
Total Stockholders' Deficit	(671,470)	(671,714)

Total Liabilities and Stockholders' Deficit	$206,215	$213,900

The accompanying notes are an integral part of these condensed unaudited financial statements.

ASAP EXPO, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues:
Consulting fee	$714,522	$330,000	$969,522	$781,418
Total revenues	714,522	330,000	969,522	781,418

Cost of Sales
Consulting expense	510,797	86,000	615,797	322,000
Total cost of sales	510,797	86,000	615,797	322,000

Gross Profit	203,725	244,000	353,725	459,418

General and administrative	195,154	129,010	358,964	200,535

Income (loss) from operations	8,571	114,990	(5,239)	258,883

Other Income (Expense)
Other income	-	-	15,000	-
Interest expense	(5,214)	(3,925)	(10,179)	(8,175)
Total other income (expense), net	(5,214)	(3,925)	4,821	(8,175)

Income (loss) before income taxes	3,357	111,065	(418)	250,708
Income taxes provision (Benefit)	(1,462)	32,108	(662)	79,587

Net Income	$4,819	$78,957	$244	$171,121

Net income per common share
Basic	$0.00	$0.01	$0.00	$0.00
Diluted	$0.00	$0.01	$0.00	$0.00

Weighted average common shares outstanding
Basic	14,445,363	14,445,363	14,445,363	14,445,363
Diluted	14,445,363	14,445,363	14,445,363	14,445,363

The accompanying notes are an integral part of these condensed unaudited financial statements.

ASAP EXPO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
Operating Activities:
Net Income	$244	$171,121
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	5,115	3,861
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	3,081	52,711
Income tax payable	(55,255)	79,534

Net cash provided by (used in) operating activities	(46,815)	307,227

Investing Activities:
Acquisitions of property and equipment	-	(26,710)
Advance to affiliated companies	-	(34,585)
Payment from affiliated company	45,914	-
Net cash provided by (used in) investing activities	45,914	(61,295)

Financing Activities:
Payments on auto loan	(2,453)	(2,453)
Payments on Equipment loan	(5,271)	-
Advance from (Repayment to) affiliated company	43,600	(64,156)
Proceeds from borrowings on note payable from officers	10,000	476
Repayments of borrowings on note payable from officers	(20,000)	(138,112)

Net cash provided by (used in) financing activities	25,876	(204,245)

Net increase in cash	24,975	41,687

Cash, beginning of period	46,672	41,420

Cash, end of period	$71,647	$83,107

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$252	$-
Income taxes	$54,593	$800

Non-cash investing and financing activities:
Equipment purchased through loan	$17,570	$-

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

The balance sheets and certain comparative information as of June 30, 2016 are derived from the audited financial statements and related notes for the year ended December 31, 2015 (“2015 Annual Financial Statements”), included in the Company’s 2015 Annual Report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the 2015 Annual Financial Statements.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has no cash equivalents as of June 30, 2016 and December 31, 2015, respectively.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At June 30, 2016, the Company had a stockholders' deficit of $671,470 and a negative working capital of $399,558, which mainly resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Equipment consists of the following:

	June 30,	December 31,
	2016	2015

Furniture & Fixtures	$35,158	$17,589
Office Equipment	3,086	3,086
Automobile	24,527	24,527
Leasehold Improvements	21,710	21,710
	84,481	66,912
Less: Accumulated depreciation	(22,102)	(16,987)
	$62,379	$49,925

NOTE 3 - RELATED PARTY TRANSACTIONS

At June 30, 2016 and December 31, 2015, ASAP Expo was owed $71,389 and $117,303 from affiliated companies in which ASAP Expo’s officers are also owners and officers. The advance has no written note, is non-interest bearing and payable on demand to the Company and expected to be paid within one year.

At June 30, 2016 and June 30, 2015, consulting fees from affiliates was $521,072 and $605,418.

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

NOTE 5 - AUTO LOAN

In June 2013, the Company entered into a zero down and 0% interest financing arrangement to acquire a vehicle. Future minimum payments and the obligations due under the auto loan are as follows:

For the Year Ended December 31:
2016	$2,452
2017	4,905
2018	2,453
9,810
Less Current Portion	(4,905)
Long Term Portion	$4,905

NOTE 6 – EQUIPMENT LOAN

In September 2015, the Company installed a solar system on its leased office for $17,569.50 with a 30-year loan at 5.49% interest. The loan payments are made per the “Equivalent Rate per kWh” which is calculated based upon 5 factors: 1) the loan balance (which includes any accrued interest); 2) the Loan Term; 3) the applicable APR; 4) the expected production of the system; and 5) 2.50 % kWh annual rate escalator. The expected production of the system is an estimate, the actual payments could be higher or lower depending on the actual production from the system. If there is a remaining balance at the end of the loan term, the outstanding balance can be refinanced for an additional 12 months or for a term that is required by law. Estimated future minimum payments and the obligations due under the solar loan are as follows:

For the Year Ended December 31:
2016	$483
2017	690
2018	703
2019	717
2020	732
2021	746

NOTE 7 - NOTE PAYABLE, OFFICERS

On January 1, 2011, the Company obtained a convertible note from Frank Yuan, the Company's Chief Executive Officer (“CEO”), and his family which provides for borrowings up to a maximum of $1,800,000 and is due on demand. The note carries an interest rate of 6.0% per annum. On December 31, 2014, the note was amended to waive the right of conversion and will be used as a line of credit.

The balance of the note payable as of June 30, 2016 was $317,087; the accrued interest on the note was $301,080, which is included in accounts payable and accrued expenses. The balance of the convertible note payable as of December 31, 2015 was $327,085 and the accrued interest on the note was $291,309.

NOTE 8 - INCOME TAXES

The income taxes provision for the six months ended June 30, 2016 consists of current income tax of $800 and adjustments for 2015 over-accrued income taxes of $1,462.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits is classified as income tax and penalties are included in selling, general and administrative expenses in the statements of operations and comprehensive income.

For the six months ended June 30, 2016 and 2015, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 9 - SHAREHOLDERS' DEFICIT

Common Stock

At June 30, 2016, the Company had 45,000,000 shares of common stock authorized and 14,445,363 shares issued and outstanding at par value $0.001 per share.

NOTE 10 - COMMITMENT

Starting January 1, 2014, the Company leased office space from one of its officer under a month by month basis. The lease provides for monthly lease payments of $3,500.

NOTE 11 - CONCENTRATION

For the six months ended June 30, 2016, three customers accounted for 46%, 28% and 14% of the Company’s consulting fee income, two of which are affiliates of the Company.  For the six months ended June 30, 2015, two customers accounted for 59% and 22% of the Company’s consulting fee income. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations.

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

During the three and six months ended June 30, 2016, the Company earned consulting fee of $714,522 and $969,522 including $266,072 and $521,072 from affiliated companies, respectively, as compared to consulting fee of $330,000 and $781,418 for the same periods last year of which $330,000 and $605,118 were from affiliated companies. The increase in consulting fee is mainly because the Company closed a bigger hotel acquisition deal in the second quarter and the first six months of 2016.

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

For the three and six months ended June 30, 2016 and 2015, the Company incurred consulting expense of $510,797 and $615,797,  respectively, for providing advisory services in real estate acquisition as compared to $86,000 and 322,000 for the same periods last year. The higher consulting expenses in the second quarter and the first six months of 2016 were mainly due to closing one big hotel acquisition deal.

Operating Expenses

General and administrative (“G&A”) expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

For the three months ended June 30, 2016, G&A expenses increased by $66,144 or 51.27% to $195,154 compared to $129,010 for the same period last year. The increase in the second quarter of 2016 was mainly due to higher payroll as one officer and one new staff were added to the payroll.

For the six months ended June 30, 2016, G&A expenses increased by $158,429 or 79% to $358,964 as compared to $200,535 for the same period last year. The increase was mainly due to higher payroll as one officer and one new staff were added to the payroll and higher staff expenses.

Interest Expense

Interest expense increased to $5,214 during the three months ended June 30, 2016 from $3,925 for the same period last year and increased to $10,179 during the six months ended June 30, 2016 from $8,175 for the same period last year. . The increases were mainly due to the higher average note payable balances.

Net Income

The Company recorded a net income of $4,819 for the three months ended June 30, 2016 as compared to a net income of $78,957 for the same period last year. The decrease in net income was mainly due to the lower gross profit, higher G&A expenses and interest expense, offset by lower income taxes provision.

The Company recorded a net income of $244 for the six months ended June 30, 2016 as compared to a net income of $171,121 for the same period last year. The decrease in net income was mainly due to the lower gross profit, higher G&A expenses and interest expense, offset by the other income and lower income taxes provision.

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
Liquidity and Capital Resources
Our working capital for the periods presented is summarized as follows:
	As of June 30, 2016 ($)	As of December 31, 2015 ($)
Current assets	$143,836	$163,975
Current liabilities	543,394	551,171
Working capital	$(399,558)	$(387,196)
The following table shows cash flows for the periods presented:
	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$(46,815)	$307,227
Net cash provided by (used in) investing activities	45,914	(61,295)
Net cash provided by (used in) financing activities	25,876	(204,245)
Net increase in cash	$24,975	$41,687
Operating Activities
For the six months ended June 30, 2016, net cash used in operating activities was $46,815. This was primarily due to a net income of $244, adjusted by non-cash related expenses of depreciation of $5,115, then decreased by unfavorable changes in working capital of $52,174. The unfavorable changes in working capital mainly resulted from a decrease in income tax payable of $55,255.
For the six months ended June 30, 2015, net cash provided by operating activities was $307,227. This was primarily due to a net income of $171,121, adjusted by non-cash related expenses of depreciation of $3,861, then increased by favorable changes in working capital of $132,245. The favorable changes in working capital mainly resulted from an increase in accounts payable and accrued expenses of $52,711 and increase in income tax payable of $79,534.
Investing Activities
For the six months ended June 30, 2015, net cash provided by investing activities was $45,914. This was primarily due to payment from affiliated company of 45,914.
For the six months ended June 30, 2015, net cash used in investing activities was $61,295. This was primarily due to acquisitions of property and equipment of 26,710 and an advance to affiliated companies of $34,585.
Financing activities
For the six months ended June 30, 2016, net cash provided by financing activities was $25,876 which was  mainly resulted from an advance from affiliated company of $43,600, offset by net repayment to note payable from officers of $10,000, payments on auto loan of $2,453 and payments on equipment loan of $5,271.
For the six months ended June 30, 2015, net cash used in financing activities was $204,245 which was mainly resulted from net repayment to note payable from officers of $137,636, repayment to affiliated company of $64,156 and payments on auto loan of $2,453.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of June 30, 2016.

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

ASAP EXPO, INC. (Registrant)

Date: August 22, 2016	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer