Form 10-Q
period 2016-09-30
ASAP Expo, Inc.
filed 2016-11-21
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Number of shares outstanding of the issuer's classes of common equity, as of November 15, 2016: 14,445,363 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)

ASSETS
Current Assets
Cash	$34,996	$46,672
Prepaid expenses and other receivables	800	-
Due from affiliated companies	77,133	117,303
Total Current Assets	112,929	163,975

Furniture and equipment, net	63,415	49,925

Total Assets	$176,344	$213,900

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$443,632	$471,811
Auto loan, current	4,905	4,905
Settlement payable, current	20,000	20,000
Income tax payable	-	54,455
Due to affiliated company	40,487	-
Total Current Liabilities	509,024	551,171

Long-Term Liabilities
Auto loan, noncurrent	3,270	7,358
Equipment loan, noncurrent	12,299	-
Note payable, officers	447,087	327,085
Total Long-Term Liabilities	462,656	334,443

Total Liabilities	971,680	885,614

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 14,445,363 and 14,445,363 shares issued and outstanding at September 30, 2016 and December 31, 2015	14,445	14,445
Additional paid in capital	(902,272)	(902,272)
Retained earnings	92,491	216,113
Total Stockholders' Deficit	(795,336)	(671,714)

Total Liabilities and Stockholders' Deficit	$176,344	$213,900

The accompanying notes are an integral part of these condensed unaudited financial statements.

ASAP EXPO, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues:
Consulting fees	$198,500	$216,000	$1,168,022	$997,418
Total revenues	198,500	216,000	1,168,022	997,418

Cost of Sales
Consulting expense	64,000	76,800	679,797	398,800
Total cost of sales	64,000	76,800	679,797	398,800

Gross Profit	134,500	139,200	488,225	598,618

General and administrative	251,946	155,730	610,909	356,265
Income (loss) from operations	(117,446)	(16,530)	(122,684)	242,353

Other Income (Expense)
Other income	-	-	15,000	-
Interest expense	(5,870)	(6,648)	(16,049)	(14,823)
Total other income (expense), net	(5,870)	(6,648)	(1,049)	(14,823)

Income before income taxes	(123,316)	(23,178)	(123,733)	227,530
Income taxes provision (recovery)	551	(9,950)	(111)	69,637

Net (loss) Income	$(123,867)	$(13,228)	$(123,622)	$157,893

Net income (loss) per common share
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$0.01

Weighted average common shares outstanding
Basic and diluted	14,445,363	14,445,363	14,445,363	14,445,363

The accompanying notes are an integral part of these condensed unaudited financial statements.

ASAP EXPO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net Income (loss)	$(123,622)	$157,893
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	7,734	5,949
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(28,176)	95,880
Income tax payable	(55,255)	(63,016)

Net cash (used in) provided by operating activities	(199,319)	196,706

Investing Activities:
Acquisitions of property and equipment	(3,655)	(26,710)
(Advance to) Repayment from affiliated companies	40,170	(109,992)
Net cash provided by (used in) investing activities	36,515	(136,702)

Financing Activities:
Payments on auto loan	(4,088)	(3,270)
Payments on equipment loan	(5,271)	-
Advance from (Repayment to) affiliated company	40,487	(64,156)
Proceeds from borrowings on note payable from officers	140,000	150,477
Repayments of borrowings on note payable from officers	(20,000)	(143,120)

Net cash provided by (used in) financing activities	151,128	(60,069)

Net (decrease) in cash	(11,676)	(65)

Cash, beginning of period	46,672	41,420

Cash, end of period	$34,996	$41,355

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$369	$1,010
Income taxes	$55,144	$132,653

Non-cash investing and financing activities:
Equipment purchased through loan	$17,570	$-

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

The balance sheets and certain comparative information as of September 30, 2016 are derived from the audited financial statements and related notes for the year ended December 31, 2015 (“2015 Annual Financial Statements”), included in the Company’s 2015 Annual Report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the 2015 Annual Financial Statements.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has no cash equivalents as of September 30, 2016 and December 31, 2015, respectively.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At September 30, 2016, the Company had a stockholders' deficit of $795,336 and a negative working capital of $396,095, which mainly resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Equipment consists of the following:

	September 30,	December 31,
	2016	2015
Furniture & Fixtures	$35,159	$17,589
Office Equipment	6,740	3,086
Automobile	24,527	24,527
Leasehold Improvements	21,710	21,710
	88,136	66,912
Less: Accumulated depreciation	(24,721)	(16,987)
	$63,415	$49,925

NOTE 3 - RELATED PARTY TRANSACTIONS

At September 30, 2016 and December 31, 2015, ASAP Expo was owed $77,133 and $117,303 from affiliated companies in which ASAP Expo’s officers are also owners and officers. The advance has no written note, is non-interest bearing and payable on demand to the Company and expected to be paid within one year.

At September 30, 2016, ASAP Expo owed $40,487 to an affiliated company in which ASAP Expo’s officers are also owners and officers. The borrowing has no written note, is non-interest bearing and payable on demand and expected to be paid within one year.

For the nine months ended September 30, 2016 and 2015, consulting fees from affiliates was $719,572 and $821,118.

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

NOTE 5 - AUTO LOAN

In June 2013, the Company entered into a zero down and 0% interest financing arrangement to acquire a vehicle. Future minimum payments and the obligations due under the auto loan are as follows:

For the Year Ended December 31:
2016	$817
2017	4,905
2018	2,453
8,175
Less Current Portion	(4,905)
Long Term Portion	$3,270

NOTE 6 - EQUIPMENT LOAN

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

The balance of the note payable as of September 30, 2016 was $447,087; the accrued interest on the note was $306,824, which is included in accounts payable and accrued expenses. The balance of the convertible note payable as of December 31, 2015 was $327,085 and the accrued interest on the note was $291,309.

NOTE 8 - INCOME TAXES

The income taxes provision for the nine months ended September 30, 2016 consists of current income tax of $800 and adjustments for 2015 over-accrued income taxes of $911.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits is classified as income tax and penalties are included in selling, general and administrative expenses in the statements of operations and comprehensive income.

For the three and the nine months ended September 30, 2016 and 2015, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 9 - SHAREHOLDERS' DEFICIT

Common Stock

At September 30, 2016 and December 31, 2015, the Company had 45,000,000 shares of common stock authorized and 14,445,363 shares issued and outstanding at par value $0.001 per share.

NOTE 10 - COMMITMENT

Starting January 1, 2014, the Company leased office space from one of its officer, Frank Yuan under a month by month basis. The lease provides for monthly lease payments of $3,500.

NOTE 11 - CONCENTRATION

For the nine months ended September 30, 2016, three customers accounted for 38%, 34% and 14% of the Company’s consulting fee income, two of which are affiliates of the Company.  For the nine months ended September 30, 2015, two customers accounted for 67% and 17% of the Company’s consulting fee income, one of which is an affiliate of the Company. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations.

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

During the three and nine months ended September 30, 2016, the Company earned consulting fee of $198,500 and $1,168,022 including $198,500 and $719,572 from affiliated companies, respectively, as compared to consulting fee of $216,000 and $997,418 for the same periods last year of which $216,000 and $821,118 were from affiliated companies. The increase in consulting fee in the first nine months of 2016 was mainly because the Company closed a bigger hotel acquisition deal in the second quarter of 2016.  The decrease in consulting fee in the third quarter of 2016 was due to some agreed adjustment on fees.

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

For the three and nine months ended September 30, 2016 and 2015, the Company incurred consulting expense of $64,000 and $679,797,  respectively, for providing advisory services in real estate acquisition as compared to $76,800 and $398,800 for the same periods last year. The higher consulting expenses in the first nine months of 2016 were mainly due to the closing of one big hotel acquisition deal mentioned above.  Consulting expenses were lower in the third quarter of 2016 was due to adjustment to last quarter’s over-accrued hotel renovation service fee.

Operating Expenses

General and administrative (“G&A”) expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

For the three months ended September 30, 2016, G&A expenses increased by $96,215 or 61.78% to $251,945 compared to $155,730 for the same period last year. The increase in the third quarter of 2016 was mainly due to higher marketing expense incurred in the quarter for new hotel deals, partly offset by lower payroll as the officer was taken off the payroll during the third quarter.

For the nine months ended September 30, 2016, G&A expenses increased by $254,644 or 71.48% to $610,909 as compared to $356,265 for the same period last year. The increase was mainly due to higher marketing expense for new hotel deals, higher payroll as one officer and one new staff were added to the payroll and higher staff expenses.

Interest Expense

Interest expense decreased to $5,870 during the three months ended September 30, 2016 from $6,648 for the same period last year and increased to $16,049 during the nine months ended September 30, 2016 from $14,823 for the same period last year. The changes in interest expense were mainly due to the changes in average note payable balances.

Net Income

The Company recorded a net loss of $123,867 for the three months ended September 30, 2016 as compared to a net loss of $13,228 for the same period last year. The increase in net loss was mainly due to the lower gross profit, higher G&A expenses, and higher income taxes provision, offset by lower interest expense.

The Company recorded a net loss of $123,622 for the nine months ended September 30, 2016 as compared to a net income of $157,893 for the same period last year. The decrease in net income was mainly due to the lower gross profit, higher G&A expenses and interest expense, offset by the other income and lower income taxes provision.

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

Liquidity and Capital Resources

Our working capital for the periods presented is summarized as follows:

	As of September 30, 2016 ($)	As of December 31, 2015 ($)
Current assets	$112,929	$163,975
Current liabilities	509,024	551,171
Working capital	$(396,095)	$(387,196)

The following table shows cash flows for the periods presented:

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$(199,319)	$196,706
Net cash provided by (used in) investing activities	36,515	(136,702)
Net cash provided by (used in) financing activities	151,128	(60,069)
Net decrease in cash	$(11,676)	$(65)

Operating Activities

For the nine  months ended September 30, 2016, net cash used in operating activities was $199,319. This was primarily due to a net loss of $123,622, adjusted by non-cash related expenses of depreciation of $7,734, then decreased by unfavorable changes in working capital of $83,431. The unfavorable changes in working capital resulted from a decrease in accounts payable and accrued expenses of $28,176 and decrease in income tax payable of $55,255.

For the nine months ended September 30, 2015, net cash provided by operating activities was $196,706. This was primarily due to a net income of $157,893, adjusted by non-cash related expenses of depreciation of $5,949, then increased by favorable changes in working capital of $32,864. The favorable changes in working capital mainly resulted from an increase in accounts payable and accrued expenses of $95,880, offset by decrease in income tax payable of $63,016.

Investing Activities

For the nine months ended September 30, 2016, net cash provided by investing activities was $36.515. This was primarily due to payment from affiliated company of 40,170, offset by acquisition of computer of $3,655.

For the nine months ended September 30, 2016, net cash used in investing activities was $136,702. This was primarily due to acquisitions of property and equipment of 26,710 and an advance to affiliated companies of $109,992.

Financing activities

For the nine months ended September 30, 2016, net cash provided by financing activities was $151,128 which was mainly resulted from net proceeds from note payable from officers of $120,000 and an advance from affiliated company of $40,487, offset by payments on auto loan of $4,088 and payments on equipment loan of $5,271.

For the nine months ended September 30, 2015, net cash used in financing activities was $60,069 which was mainly resulted from repayment to affiliated company of $64,156 and payments on auto loan of $3,270.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of September 30, 2016.

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

ASAP EXPO, INC. (Registrant)

Date: November 21, 2016	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer