Form 10-K
period 2016-12-31
ASAP Expo, Inc.
filed 2017-04-17
CIK 1419275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016, computed by reference to the closing price of that date, was $38,364.

On March 31, 2017, the registrant had 14,445,363 shares of Common Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒

ASAP Expo Inc.

to Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2016

PART I

FORWARD-LOOKING STATEMENTS

Except for historical information, the following annual report on Form 10-K (“Annual Report”) contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, include statements regarding, among other things, and specifically in the sections entitled “Description of Business” and “Management’s Discussion and Analysis or Plan of Operations,” or otherwise incorporated by reference into this document contain “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995)..  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “plan”, “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this Annual Report under the sections entitled “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under the section herein entitled “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur as projected.

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

ASAP Expo is a company that operates commercial real estate consulting for Chinese Institutions and high net worth individuals. Our mission is to be the bridge between China and the Western world.

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

EMPLOYEES

As of December 31, 2016, ASAP Expo employed 5 full-time employees.  The Company believes that relations with its employees are good.

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

WE ARE SUBJECT TO UNITED STATES GOVERNMENT REGULATIONS WHICH COULD ADVERSELY AFFECT THE COMPANY’S BUSINESS.

The primary source of income of the Company’s commercial real estate Division is from the hotels bought by Chinese large corporations and high-net worth individuals. Capital transferred into the United States are heavily regulated by the United States government. If the United States government imposes limitations on accepting investment from China, it will adversely affect the Company’s business.

WE ARE SUBJECT TO FOREIGN GOVERNMENT REGULATIONS WHICH COULD ADVERSELY AFFECT THE COMPANY’S BUSINESS.

The primary source of income of the Company’s Commercial Real Estate Division is from overseas investors purchasing Hotels in the U.S. Foreign governments may advise their approval to allow investment abroad. Such policies could adversely affect the Company’s commercial real estate transaction consultant revenue.

LIMITED OPERATING HISTORY

Until February 28, 2009, the Company operated a business consisting of organizing trade shows and events. The Company abandoned this line of business in March of 2009 and the Company entered the investment consulting business full time. In mid-2012, the Company switched its business direction to be a consultant company to assist Chinese Institution and high net individuals acquire U.S. hotels and perform asset management role after acquired.

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

WE DEPEND ON THE RELIABILITY OF OUR SERVICES.

As a member of the service industry, the Company is dependent upon the reliability of its consulting advice. There is no guarantee that the Company will be able to provide reliable services. Even though the Company is a unique niche services firm, there is no guarantee that other investment advisory firms will not copy or follow the Company’s unique services. If a competitor starts to copy our unique services, which is possible, management believes that it will face more intense competition than before.

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

WE HAVE A SHAREHOLDERS’ DEFICIT OF $613,856 AS OF DECEMBER 31, 2016 AND HAVE RECEIVED AN OPINION FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REGARDING SUBSTANATIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have history of operating losses. As of December 31, 2016, shareholders’ deficit is $613,856. These losses have resulted principally from expenses incurred for general and administrative, payroll and interest. 2011 is the first year we had profit. No assurances can be given as to whether we will continue to be profitable.

Our independent registered public accounting firm has added an explanatory paragraph to their report of independent registered public accounting firm issued in connection with the financial statements for the year ended December 31, 2016 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock began trading on the Over-the-Counter Bulletin Board (“OTC-BB”) on January 20, 2010 under the symbol “ASAE”.  As of April 14, 2017, there has been limited trading volume.

HOLDERS OF RECORD

On December 31, 2016, the Company’s issued and outstanding common stock totaled 14,445,363 shares, held by approximately 150 shareholders of record and by indeterminate number of additional shareholders through nominee or street name accounts with brokers.

DIVIDENDS

The Company has not paid dividends in prior years and has no plans to pay dividends in the near future. The Company intends to reinvest its earnings on the continued development and operation of its business. Any payment of dividends would depend upon the Company’s pattern of growth, profitability, financial condition, and such other factors, as the Board of Directors may deem relevant.

PENNY STOCK

The Company’s securities are subject to the Securities and Exchange Commission’s “penny stock” rules. The penny stock rules may affect the ability of owners of the Company’s shares to sell them. There may be a limited market for penny stocks due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investments in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers might be greater than any profit an investor may make. Because of large spreads that market makers quote, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor.

The Company’s securities are also subject to the Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investor” means, in general terms, institutions with assets exceeding $5,000,000 or individuals having net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of the Company’s securities to buy or sell in any market.

SUBSEQUENT EVENT

None.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the audited financial statements and the related notes thereto included elsewhere in this annual report for the period ended December 31, 2016. This annual report contains certain forward-looking statements and the Company’s future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

OVERVIEW

ASAP Expo’s (“ASAP” or “The Company” or “Our” or “We”) mission is to be the bridge between China and the Western world. ASAP is a company that assists Chinese institutional and high net worth individuals with acquisition advisory and asset management of U.S. hotels.

Our investors include AVIC International USA, Junson Capital, Urban Commons, Sky Harbor Management, Shenzhen New World, American Curvet, and USA Heritage.

From August 2010 until now, our group has provided consulting services regarding purchasing 20 hotels primarily in California, Florida, Colorado, Connecticut, Georgia, New Jersey and Michigan. Hotel brands include Marriott, Hilton, Westin, Doubletree by Hilton, Four Points by Sheraton, and Holiday Inn. We are one of the most active hotel buyers in the market.

ASAP believes we will continue this growth for the next couple of years, taking advantage of current below replacement cost assets with reasonable cap rates and value-added opportunities in the current U.S. hotel market.

RESULTS OF OPERATIONS

Revenues

Since the Company’s primary business is based upon potential transactions in real estate, the Company is subject to variances in revenues due to investors’ sentiment towards real estate.

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

The Company’s clients include concentration of two to three main clients. Our concentration of clients does provide a risk for revenue growth. The Company has established strong relationships with our clients. Our business and client relationships, and our culture and philosophy are firmly centered on putting the clients’ interests first. We have been building strong reputation in the hospitality industry which is bringing several new potential clients. We expect to have steady revenue streams from our two major clients while building a new client base for future revenue growth. We believe that our deep knowledge of the hospitality industry, asset management services, client diversification, expertise in a property types and national sourcing deals platform have the potential to create a sustainable revenue stream within the U.S. commercial real estate sector.

During the year ended December 31, 2016, the Company earned consulting fee of $1,715,522 including $1,267,072 from affiliated companies, as compared to consulting fee of $2,119,332 for the same period last year of which $1,076,118 were from affiliated companies. The decrease in consulting fee in 2016 was mainly because the Company closed two hotel acquisition deals versus three in year 2015.

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

For the year ended December 31, 2016 and 2015, the Company incurred consulting expenses of $817,297 for providing advisory services in real estate acquisition as compared to $1,157,757 incurred in the same period last year. The lower consulting expenses were mainly because the Company closed fewer hotel acquisition deals, and accordingly incurred lower consulting expenses related to the acquisition.

Operating Expenses

General and administrative (“G&A”) expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

For the year ended December 31, 2016, G&A expenses increased by $176,676 or 29.1% to $784,778 as compared to $608,102 for the same period last year. The increase was mainly due to higher marketing expense for new hotel deals, higher payroll and related employee benefits as one officer and one new staff were added to the payroll, higher staff expenses and a new auto lease, partly offset by lower professional fees.

Interest Expense

Interest expense was largely flat at $22,128 during the year ended December 31, 2016 as compared to $21,243 for the same period last year.

Net Income

The Company recorded a net income of $57,858 for the year ended December 31, 2016, as compared to a net income of $260,480 for the same period last year. The decrease in net income was mainly due to the lower gross profit and higher G&A expenses, offset by lower income taxes provision.

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

The Report of the Company’s Independent Registered Public Accounting Firm on our December 31, 2016 financial statements includes an explanatory paragraph stating that the Company has negative working capital  and has not generated enough revenues to cover its operating expenses, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Our working capital for the periods presented is summarized as follows:

	As of December 31, 2016 ($)	As of December 31, 2015 ($)
Current assets	$62,369	$163,975
Current liabilities	111,196	551,171
Working capital	$(48,827)	$(387,196)

The following table shows cash flows for the periods presented:

	Twelve Months Ended December 31,
	2016	2015
Net cash provided by (used in) operating activities	$(57,775)	$261,607
Net cash provided by (used in) investing activities	84,040	(124,986)
Net cash provided by (used in) financing activities	(40,176)	(131,369)
Net decrease in cash	$(13,911)	$5,252

Operating Activities

For the twelve months ended December 31, 2016, net cash used in operating activities was $57,775. This was primarily due to a net income of $57,858, adjusted by non-cash related expenses of depreciation of $10,474, then decreased by unfavorable changes in working capital of $126,107. The unfavorable changes in working capital resulted from a decrease in accounts payable and accrued expenses of $107,986 and decrease in income tax payable of $18,121.

For the twelve months ended December 31, 2015, net cash provided by operating activities was $261,607. This was primarily due to a net income of $260,480, adjusted by non-cash related expenses of depreciation of $8,038, then increased by unfavorable changes in working capital of $6,911. The unfavorable changes in working capital mainly resulted from a decrease in income tax payable of $60,903, offset by decrease in accounts payable and accrued expenses of $53,992.

Investing Activities

For the twelve months ended December 31, 2016, net cash provided by investing activities was $84,040. This was primarily due to payment from affiliated companies of $87,695, offset by acquisition of a computer of $3,655.

For the twelve months ended December 31, 2015, net cash used in investing activities was $124,986. This was primarily due to acquisitions of property and equipment of $27,542 and an advance to affiliated companies of $97,444.

Financing activities

For the twelve months ended December 31, 2016, net cash used in financing activities was $40,176 which was mainly resulted from net payment to note payable from officers of $30,000, offset by payments on auto loan of $4,905 and payments on equipment loan of $5,271.

For the twelve months ended December 31, 2015, net cash used in financing activities was $131,369 which was mainly resulted from repayment to affiliated company of $64,156, net payment to note payable from officers of $62,716 and payments on auto loan of $4,497.

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

Revenue Recognition

Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. Management believes the Company’s revenue recognition policies conform to ASC 605.

Revenues are mainly consulting fees. The Consulting fees are recognized when work is complete and service has been provided.  Consulting fees subject to refund are recorded as deferred revenue until the project is completed and the fees are no longer refundable.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management provides a valuation allowance for significant deferred tax assets when it is more likely than not that such asset will not be recovered.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective for the Company retrospectively beginning in the first quarter of fiscal 2017 and early adoption is permitted. The adoption of this accounting guidance is not expected to have any material impact on the Company’s Statements of Financial Condition.

In November 2015, the FASB issued Accounting Standards Updates ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The FASB issued ASU 2015-17 as part of its ongoing Simplification Initiative, with the objective of reducing complexity in accounting standards. The amendments in ASU 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet. Additionally, the amendments in this ASU align the deferred income tax presentation with the requirements in International Accounting Standards (IAS) 1, Presentation of Financial Statements.  The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently reviewing the provisions of this ASU 2015-17 to determine if there will be any impact on the Company’s financial statements.

In February 2016, the FASB issued Accounting Standards Updates ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently reviewing the provisions of this ASU 2016-02 to determine if there will be any impact on the Company’s financial statements.

In March 2016, the FASB issued Accounting Standards Update ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The objective of the simplification initiative is to identify, evaluate, and improve areas of US GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. ASU 2016-09 will be effective for public companies for reporting periods beginning after December 15, 2016. The Company is assessing the impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

In August 2016, the FASB issued Accounting Standards Update ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The updated guidance aims to reduce diversity in presentation and classification of certain cash receipts and cash payments by addressing eight specific cash flow issues including (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; (6) Distributions Received from Equity Method Investees; (7) Beneficial Interests in Securitization Transactions and (8) Separately Identifiable Cash Flows and Application of the Predominance Principle. Among the afore-mentioned eight addressed cash flow issues, the category of “Separately Identifiable Cash Flows and Application of the Predominance Principle” requires a reporting entity to classify cash receipts and payments that have aspects of more than one class of cash flows first by applying specific guidance in generally accepted accounting principles (GAAP) and, only in the absence of specific guidance, by determining each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, a reporting entity should classify such cash receipts and cash payments by referring to the predominant source or use of cash flows for the item. The updated guidance is effective from reporting periods beginning after December 15, 2018. The Company is assessing the impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

As of December 31, 2016, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

ITEM 7. FINANCIAL STATEMENTS

The Company’s audited Financial Statements are set forth beginning on page F-1 in this Form 10-K.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), Mr. Frank S. Yuan, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the “Evaluation Date”) within 90 days prior to filing the Company’s December 31, 2016 Form 10-K. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC. Based on his most recent evaluation as of the Evaluation Date, our CEO and CFO has also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting, at the reasonable assurance level, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, and such officer has identified no material weaknesses in our internal controls over financial reporting.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on this evaluation, our President and Chief Financial Officer concluded as of December 31, 2016 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our President and Chief Financial Officer have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO - 2013). Based on this evaluation, management concluded that, as of December 31, 2016, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

The following are the directors and executive officers of the Company as of March 31, 2017.

Frank S. Yuan, Chairman, CEO and CFO since 2007

The following sets forth certain biographical information concerning director:

Frank Yuan - Combining decades of experience in the apparel, banking, real estate, insurance and computer industries, Frank Yuan has developed and started multiple new ventures in his 30 plus years as an immigrant in the United States. Before the Company, Mr. Yuan founded multi-million dollars of business in men’s apparel private label & wholesale company, a “Knights of Round Table” sportswear line, a “Uniform Code” sweater line, and men’s clothing retail store chain. Mr. Yuan also founded UNI-Fortune, a real-estate development company, and co-founded United National Bank, Evertrust Bank, Western Cities Title Insurance Company and Serv-American National Title Insurance. Mr. Yuan received a B.A. degree in economics from Fu-Jen Catholic University in Taiwan and a M.B.A. degree from Utah State University. Mr. Yuan was a director & CEO of C-ME since 1996 and ASAP Expo since 2005.

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

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the compensation we have paid to each executive officer and all executive officers as a group, for the fiscal years ended December 31, 2016 and 2015, annual compensation, including salary and bonuses paid by the Company to the Chief Executive Officer. No other executive officers received more than $150,000 during the fiscal years-ended December 31, 2016 and 2015. The Company does not currently have a long-term compensation plan and does not grant any long-term compensation to its executive officers or employees.

The table does not reflect certain personal benefits, which in the aggregate are less than ten percent of the named executive officer’s salary and bonus. No other compensation was granted for the periods ended December 31, 2016 and 2015.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation

Yuan, Frank	2016	$-	$-	$-	$-	N/A	$-	$-
(CEO/CFO)	2015	$-	$-	$-	$-	N/A	$-	$-

COMPENSATION OF DIRECTORS

All outside directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as directors of the Company and do not receive any payroll.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has a revolving line of credit totaling $1,800,000 with Frank Yuan and certain members of his family. The line of credit bears interest at 6% per annum starting October 1, 2010, 10% prior to October 1, 2010 and is due upon demand, as amended. During fiscal 2016 and 2015, the Company incurred interest expense totaling $21,441 and $20,233 in connection with the Line. At December 31, 2016, the balance of the Line was $610,952.

Currently, the Company is leasing office space from its officer under a month by month basis. The lease provides for monthly lease payments of $3,500.

The son of the Company’s officer (“Son”) periodically receives salary from the Company for work performed. During 2016, The Son received a total salary of $180,000.

A brother of the Company’s officer (“Brother”) is receiving consulting fees from the Company for work performed. During 2016, the Brother earned a total consulting fee of $72,000.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid by the Company for professional services rendered for the audits of the annual financial statements and fees billed for other services rendered by its principal accountants:

Type of Services Rendered	2016	2015

Audit Fees	$12,600	$12,600
Audit-Related Fees	$9,450	$7,875
Tax Fees	$-	$-
All Other Fees	$-	$-

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

ASAP EXPO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
ASAP Expo Inc.

We have audited the accompanying balance sheets of ASAP Expo Inc. (the Company) as of December 31, 2016, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASAP Expo Inc. as of December 31, 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Heaton & Company, PLLC
Farmington, Utah
April 17, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ASAP Expo, Inc.

We have audited the accompanying balance sheets of ASAP Expo Inc. (the “Company”) as of December 31, 2015, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly December 31, 2015, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had an accumulated deficit of $216,113 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP
Newport Beach, CA
April 17, 2017

ASAP EXPO, INC.
BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
Current Assets
Cash	$32,761	$46,672
Due from affiliated companies	29,608	117,303
Total Current Assets	62,369	163,975

Furniture and equipment, net	60,675	49,925

Total Assets	$123,044	$213,900

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$69,957	$471,811
Auto loan, current	4,905	4,905
Settlement payable, current	-	20,000
Income tax payable	36,334	54,455
Total Current Liabilities	111,196	551,171

Long-Term Liabilities
Auto loan, noncurrent	2,453	7,358
Equipment loan, noncurrent	12,299	-
Note payable, officers	610,952	327,085
Total Long-Term Liabilities	625,704	334,443

Total Liabilities	736,900	885,614

Stockholders’ Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 14,445,363 and 14,445,363 shares issued and outstanding at December 31, 2016 and 2015	14,445	14,445
Additional paid in capital	(902,272)	(902,272)
Retained earnings (Accumulated deficit)	273,971	216,113
Total Stockholders’ Deficit	(613,856)	(671,714)

Total Liabilities and Stockholders’ Deficit	$123,044	$213,900

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31
	2016	2015

Revenues:
Consulting fees	$1,715,522	$2,119,332
Total revenues	1,715,522	2,119,332

Cost of Sales
Consulting expense	817,297	1,157,757
Total cost of sales	817,297	1,157,757

Gross Profit	898,225	961,575

General and administrative	784,778	608,102
Income from operations	113,447	353,473

Other Income (Expense)
Other income	15,000	-
Interest expense	(22,128)	(21,243)
Loss on Settlement	(11,438)	-
Total other income (expense), net	(18,566)	(21,243)

Income before income taxes	94,881	332,230
Income taxes provision	37,023	71,750

Net (loss) Income	$57,858	$260,480

Net income (loss) per common share
Basic and diluted	$0.00	$0.02

Weighted average common shares outstanding
Basic and diluted	14,445,363	14,445,363

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common stock		paid in	(Accumulated	stockholders’
	Shares	Amount	capital	deficit)	deficit

BALANCE, DECEMBER 31, 2014	1,445,363	14,445	(902,272)	(44,367)	(932,194)

Net income	-	-	-	260,480	260,480

BALANCE, DECEMBER 31, 2015	1,445,363	$14,445	$(902,272)	$216,113	$(671,714)

Net income	-	-	-	57,858	57,858

BALANCE, DECEMBER 31, 2016	1,445,363	$14,445	$(902,272)	$273,971	$(613,856)

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2016	2015
Operating Activities:
Net Income (loss)	$57,858	$260,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	10,474	8,038
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(107,986)	53,992
Income tax payable	(18,121)	(60,903)

Net cash provided by (used in) operating activities	(57,775)	261,607

Investing Activities:
Acquisitions of property and equipment	(3,655)	(27,542)
(Advance to) Repayment from affiliated companies	87,695	(97,444)
Net cash provided by (used in) investing activities	84,040	(124,986)

Financing Activities:
Payments on auto loan	(4,905)	(4,497)
Payments on equipment loan	(5,271)	-
Advance from (Repayment to) affiliated company	-	(64,156)
Proceeds from borrowings on note payable from officers	195,000	260,477
Repayments of borrowings on note payable from officers	(225,000)	(323,193)

Net cash used in financing activities	(40,176)	(131,369)

Net increase (decrease) in cash	(13,911)	5,252

Cash, beginning of period	46,672	41,420

Cash, end of period	$32,761	$46,672

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$513	$1,010
Income taxes	$55,144	$132,632

Non-cash investing and financing activities:
Equipment purchased through loan	$17,570	$-
Accrued interest transferred to note payable, officers	$(312,750)	$-

 The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

ASAP Expo, Inc. (“ASAP Expo” or the “Company”) d.b.a. ASAP International Holdings, was incorporated on April 10, 2007 under the laws of the State of Nevada.

ASAP Expo is a company that operates commercial real estate consulting for Chinese Institutions and high net worth individuals. Our mission is to be the bridge between China and the Western world.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has no cash equivalents as of December 31, 2016 and 2015, respectively.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At December 31, 2016, the Company had a stockholders’ deficit of $613,856 and a negative working capital of $48,827, which mainly resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The Company’s success is dependent upon numerous items, certain of which are the successful growth of revenues from its services and its ability to obtain new customers in order to achieve levels of revenues adequate to support the Company’s current and future cost structure, for which there is no assurance. Unanticipated problems, expenses, and delays are frequently encountered in establishing and maintaining profitable operations. These include, but are not limited to, competition, the need to develop customer support capabilities and market expertise, technical difficulties, market acceptance and sales and marketing. The failure of the Company to meet any of these conditions could have a materially adverse effect on the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can achieve or maintain profitable operations.

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

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the classification of liabilities that might result from the outcome of these uncertainties.

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

The Company’s financial instruments consisted of cash, accounts payable and accrued liabilities, advances to due to or from affiliated companies, notes payable to officers.  The estimated fair value of cash, accounts payable and accrued liabilities, due to or from affiliated companies, and notes payable approximates its carrying amount due to the short maturity of these instruments.

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

REVENUE RECOGNITION

Accounting Standards Codification (“ASC”) 605, Revenue Recognition which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. Management believes the Company’s revenue recognition policies conform to ASC 605.

Revenues are mainly consulting fees. The consulting fees are recognized when work is complete.  Consulting fees from real estate advisory services that are subject to refund are recorded as deferred revenue until the project is completed and the fees are no longer refundable.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective for the Company retrospectively beginning in the first quarter of fiscal 2017 and early adoption is permitted. The adoption of this accounting guidance is not expected to have any material impact on the Company’s Statements of Financial Condition.

In November 2015, the FASB issued Accounting Standards Updates ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The FASB issued ASU 2015-17 as part of its ongoing Simplification Initiative, with the objective of reducing complexity in accounting standards. The amendments in ASU 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet. Additionally, the amendments in this ASU align the deferred income tax presentation with the requirements in International Accounting Standards (IAS) 1, Presentation of Financial Statements.  The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently reviewing the provisions of this ASU 2015-17 to determine if there will be any impact on the Company’s financial statements.

In February 2016, the FASB issued Accounting Standards Updates ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently reviewing the provisions of this ASU 2016-02 to determine if there will be any impact on the Company’s financial statements.

In March 2016, the FASB issued Accounting Standards Update ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The objective of the simplification initiative is to identify, evaluate, and improve areas of US GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. ASU 2016-09 will be effective for public companies for reporting periods beginning after December 15, 2016. The Company is assessing the impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

In August 2016, the FASB issued Accounting Standards Update ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The updated guidance aims to reduce diversity in presentation and classification of certain cash receipts and cash payments by addressing eight specific cash flow issues including (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; (6) Distributions Received from Equity Method Investees; (7) Beneficial Interests in Securitization Transactions and (8) Separately Identifiable Cash Flows and Application of the Predominance Principle. Among the afore-mentioned eight addressed cash flow issues, the category of “Separately Identifiable Cash Flows and Application of the Predominance Principle” requires a reporting entity to classify cash receipts and payments that have aspects of more than one class of cash flows first by applying specific guidance in generally accepted accounting principles (GAAP) and, only in the absence of specific guidance, by determining each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, a reporting entity should classify such cash receipts and cash payments by referring to the predominant source or use of cash flows for the item. The updated guidance is effective from reporting periods beginning after December 15, 2018. The Company is assessing the impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

As of December 31, 2016, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Equipment consists of the following:

	December 31,	December 31,
	2016	2015
Furniture & Fixtures	$35,159	$17,589
Computer and office Equipment	6,740	3,086
Automobile	24,527	24,527
Leasehold Improvements	21,710	21,710
	88,136	66,912
Less: Accumulated depreciation	(27,461)	(16,987)
	$60,675	$49,925

For the year ended December 31, 2016 and 2015, depreciation expenses were $10,474 and $8,038, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

At December 31, 2016 and 2015, ASAP Expo was owed $29,608 and $117,303 from affiliated companies in which ASAP Expo’s officers are also owners and officers. The advance has no written note, is non-interest bearing and payable on demand to the Company and expected to be paid within one year.

For the year ended December 31, 2016 and 2015, consulting fees from affiliates were $1,267,072 and $1,443,032, respectively.

The Company has a revolving line of credit totaling $1,800,000 with Frank Yuan and certain members of his family. The line of credit bears interest at 6% per annum starting October 1, 2010, 10% prior to October 1, 2010 and is due upon demand, as amended. On December 31, 2014, the convertible note was amended to waive the right of conversion and will be used as a line of credit. During fiscal 2016 and 2015, the Company incurred interest expense totaling $21,441 and $20,233 in connection with the Line. The balance of the note payable as of December 31, 2016 was $610,952 including accrued interest of $312,750 which was transferred to the principal at December 31, 2016. The balance of the note payable as of December 31, 2015 was $327,085 and the accrued interest on the note was $291,309.

Currently, the Company is leasing office space from its officer under a month by month basis. The lease provides for monthly lease payments of $3,500.

The son of the Company’s officer (“Son”) periodically receives salary from the Company for works performed. During year 2016, The Son received a total salary of $180,000.

A brother of the Company’s officer (“Brother”) is receiving consulting fees from the Company for works performed. During year 2016, the Brother earned a total consulting fee of $72,000.

NOTE 4 – SETTLEMENT PAYABLE

Based upon the settlement agreement for a lawsuit settled and dismissed in June 2011, the Company has a $120,000 outstanding settlement balance to be paid $100,000 in October 2015 and $20,000 in October 2016. The Company paid $100,000 on October 7, 2015 and $20,000 on October 21, 2016. The Company was involved in the lawsuit by one of its former affiliates, ASAP Hotel.

NOTE 5 - AUTO LOAN

In June 2013, the Company entered into a zero down and 0% interest financing arrangement to acquire a vehicle. Future minimum payments and the obligations due under the auto loan are as follows:

For the Year Ended December 31:
2017	$4,905
2018	2,453
7,358
Less Current Portion	(4,905)
Long Term Portion	$2,453

NOTE 6 - EQUIPMENT LOAN

In September 2015, the Company installed a solar system on its leased office for $17,570 with a 30-year loan at 5.49% interest. Each payment date, the Company will pay at least the “Total Amount Due” that is displayed on the monthly bill. The Total Amount Due will be the sum of all past due amounts plus the “Current Monthly Payment” that will be displayed on the monthly bill. Current Monthly Payments will be calculated as follows: the amount of kWh produced for the preceding month by the system; multiplied by the applicable agreed Equivalent Rate per kWh. The “Equivalent Rate per kWh” is based upon 5 factors: 1) the loan balance (which includes any accrued interest); 2) the Loan Term; 3) the applicable APR; 4) the expected production of the system; and 5) 2.50 % kWh annual rate escalator. The expected production of the system is an estimate, the actual payments could be higher or lower depending on the actual production from the system. If there is a remaining balance at the end of the loan term, the outstanding balance can be refinanced for an additional 12 months or for a term that is required by law. Estimated future Current Monthly Payments are as follows:

For the Year Ended December 31:
2017	$690
2018	704
2019	717
2020	732
2021	746
Thereafter	$23,119

NOTE 7 - INCOME TAXES

The income taxes provision for the year ended December 31, 2016 consists of current income taxes of $29,524 and over-accrued federal taxes from 2015 of $2,194.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2016 and 2015 are presented below:

	Year Ended December 31,
	2016	2015
Net operating loss	$-	$-
Settlement loss deductible in future years	-	8,568
(State expense)/Benefit	-	(601)
Total deferred tax assets	-	7,967
(Valuation allowance)/Reversal of valuation allowance	-	(7,967)
Net deferred tax assets	$-	$-

At December 31, 2016 and 2015, deferred tax assets were immaterial.

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015

Income tax at U.S. statutory rate (34%)	$31,856	$112,958
State tax	5,466	29,369
Prior period under-accrual (over-accrual)	(2,194)	(14,305)
Nondeductible expenses	9,185	8,668
Change in valuation allowance	(7,290)	(64,940)
	$37,023	$71,750

Uncertain Tax Positions

Interest associated with unrecognized tax benefits is classified as income tax and penalties are included in selling, general and administrative expenses in the statements of operations and comprehensive income.

For the year ended December 31, 2016 and 2015, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not under examination by major tax jurisdictions.

NOTE 8 - SHAREHOLDERS’ DEFICIT

Common Stock

At December 31, 2016, the Company had 45,000,000 shares of common stock authorized and 14,445,363 shares issued and outstanding at par value $0.001 per share. No shares were issued during the year ended December 31, 2016 and 2015.

NOTE 9 - COMMITMENT

Starting January 1, 2014, the Company leased office space from its officer under a month by month basis. The lease provides for monthly lease payments of $3,500.

NOTE 10 – CONCENTRATION

For the year ended December 31, 2016, four customers accounted for 88.4% (29.7%,, 26.1% 22.2%, and 10.4%) of the Company’s consulting fee income, three of which is an affiliate of the Company.  For the year ended December 31, 2015, three customers accounted for 82.5% (23.6%,, 17.3% and 41.6%) of the Company’s consulting fee income, one of which is an affiliate of the Company. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations

NOTE 11 – SUBSEQUENT EVENT

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

ASAP EXPO, INC.

Date: April 17, 2017	By:	/s/ Frank Yuan
Frank Yuan
Chief Executive Officer and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Frank S. Yuan	Date: April 17, 2017
Frank S. Yuan
Director