Form 10-K/A
period 2016-12-31
ASAP Expo, Inc.
filed 2017-05-22
CIK 1419275

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

On March 31, 2017, the registrant had 14,445,363 shares of Common Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the annual period ended December 31, 2016 of ASAP Expo Inc. (the “Company”) filed with the Securities and Exchange Commission on April 17, 2017 (the “Form 10-K”) is to amend certain wordings on Report of Independent Registered Public Accounting Firm issued by Anton & Chia LLP, certain wordings on Balance sheets, Statements of Operations, Statements of Cash Flows and Notes to Financial Statements.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way other disclosures made in the original Form 10-K.

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
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
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

240 N. East Promontory
Suite 200
Farmington, Utah 84025
 (T) 801.218.3523
heatoncpas.com

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had a stockholders’ deficit of $671,113 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP
Newport Beach, CA
April 17, 2017

ASAP EXPO, INC.
BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
Current Assets
Cash	$32,761	$46,672
Due from affiliated companies	29,608	117,303
Total Current Assets	62,369	163,975

Furniture and equipment, net	60,675	49,925

Total Assets	$123,044	$213,900

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$69,957	$471,811
Auto loan, current	4,905	4,905
Settlement payable, current	-	20,000
Income tax payable	36,334	54,455
Total Current Liabilities	111,196	551,171

Long-Term Liabilities
Auto loan, noncurrent	2,453	7,358
Equipment loan, noncurrent	12,299	-
Note payable, officers	610,952	327,085
Total Long-Term Liabilities	625,704	334,443

Total Liabilities	736,900	885,614

Stockholders’ Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 14,445,363 and 14,445,363 shares issued and outstanding at December 31, 2016 and 2015	14,445	14,445
Additional paid in capital	(902,272)	(902,272)
Retained earnings	273,971	216,113
Total Stockholders’ Deficit	(613,856)	(671,714)

Total Liabilities and Stockholders’ Deficit	$123,044	$213,900

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31
	2016	2015

Revenues:
Consulting fees	$1,715,522	$2,119,332
Total revenues	1,715,522	2,119,332

Cost of Sales
Consulting expense	817,297	1,157,757
Total cost of sales	817,297	1,157,757

Gross Profit	898,225	961,575

General and administrative	784,778	608,102
Income from operations	113,447	353,473

Other Income (Expense)
Other income	15,000	-
Interest expense	(22,128)	(21,243)
Foreign exchange loss	(11,438)	-
Total other income (expense), net	(18,566)	(21,243)

Income before income taxes	94,881	332,230
Income taxes provision	37,023	71,750

Net Income	$57,858	$260,480

Net income per common share
Basic and diluted	$0.00	$0.02

Weighted average common shares outstanding
Basic and diluted	14,445,363	14,445,363

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common stock		paid in	(Accumulated	stockholders’
	Shares	Amount	capital	deficit)	deficit

BALANCE, DECEMBER 31, 2014	1,445,363	14,445	(902,272)	(44,367)	(932,194)

Net income	-	-	-	260,480	260,480

BALANCE, DECEMBER 31, 2015	1,445,363	$14,445	$(902,272)	$216,113	$(671,714)

Net income	-	-	-	57,858	57,858

BALANCE, DECEMBER 31, 2016	1,445,363	$14,445	$(902,272)	$273,971	$(613,856)

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2016	2015
Operating Activities:
Net Income	$57,858	$260,480
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	10,474	8,038
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(107,986)	53,992
Income tax payable	(18,121)	(60,903)

Net cash provided by (used in) operating activities	(57,775)	261,607

Investing Activities:
Acquisitions of property and equipment	(3,655)	(27,542)
(Advance to) Repayment from affiliated companies	87,695	(97,444)
Net cash provided by (used in) investing activities	84,040	(124,986)

Financing Activities:
Payments on auto loan	(4,905)	(4,497)
Payments on equipment loan	(5,271)	-
Advance from (Repayment to) affiliated company	-	(64,156)
Proceeds from borrowings on note payable from officers	195,000	260,477
Repayments of borrowings on note payable from officers	(225,000)	(323,193)

Net cash used in financing activities	(40,176)	(131,369)

Net increase (decrease) in cash	(13,911)	5,252

Cash, beginning of period	46,672	41,420

Cash, end of period	$32,761	$46,672

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$513	$1,010
Income taxes	$55,144	$132,632

Non-cash investing and financing activities:
Equipment purchased through loan	$17,570	$-
Accrued interest transferred to note payable, officers	$(312,750)	$-

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

At December 31, 2016 and 2015 , the Company had a stockholders’ deficit of $613,856 and $671,714, respectively , and a negative working capital of $48,827 and $387,196, respectively , which mainly resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

Revenues are mainly consulting fees. The consulting fees are recognized when work is completed and the service has been performed .  Consulting fees from real estate advisory services that are subject to refund are recorded as deferred revenue until the project is completed and the fees are no longer refundable.

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

The son of the Company’s officer (“Son”) periodically receives salary from the Company for work performed. During 2016 , the Son received a total salary of $180,000.

A brother of the Company’s officer (“Brother”) is receiving consulting fees from the Company for work performed. During 2016 , the Brother earned a total consulting fee of $72,000.

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

NOTE 11 – SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued and noted no events required disclosure.

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

ASAP EXPO, INC.

Date: May 19, 2017	By:	/s/ Frank Yuan
Frank Yuan
Chief Executive Officer and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Frank S. Yuan	Date: May 19, 2017
Frank S. Yuan
Director