Form 10-Q
period 2017-03-31
ASAP Expo, Inc.
filed 2017-05-22
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares outstanding of the issuer's classes of common equity, as of May 15, 2017: 14,445,363 Shares of Common Stock (One Class)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)

ASSETS
Current Assets
Cash	$200	$32,761
Prepaid expenses and deposit	50,000	-
Due from affiliated companies	71,256	29,608
Total Current Assets	121,456	62,369

Furniture and equipment, net	57,934	60,675

Total Assets	$179,390	$123,044

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$60,598	$69,957
Outstanding checks payable	70,928	-
Auto loan, current	4,905	4,905
Income tax payable	37,134	36,334
Total Current Liabilities	173,565	111,196

Long-Term Liabilities
Auto loan, noncurrent	1,226	2,453
Equipment loan, noncurrent	12,299	12,299
Note payable, officers	615,953	610,952
Total Long-Term Liabilities	629,478	625,704

Total Liabilities	803,043	736,900

Stockholders' Deficit
Common stock, $.001 par value, 45,000,000 shares authorized, 14,445,363 and 14,445,363 shares issued and outstanding at March 31, 2017 and December 31, 2016	14,445	14,445
Additional paid in capital	(902,272)	(902,272)
Retained earnings (Accumulated deficit)	264,174	273,971
Total Stockholders' Deficit	(623,653)	(613,856)

Total Liabilities and Stockholders' Deficit	$179,390	$123,044

The accompanying notes are an integral part of these condensed unaudited financial statements.

ASAP EXPO, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31
	2017	2016

Revenues:
Consulting fees	$369,500	$255,000
Management Fee	19,200	-
Total revenues	388,700	255,000

Cost of Sales
Consulting expense	252,000	105,000
Total cost of sales	252,000	105,000

Gross Profit	136,700	150,000

General and administrative	136,456	163,810
Income from operations	244	(13,810)

Other Income (Expense)
Other income	-	15,000
Interest expense	(9,241)	(4,965)
Total other income (expense), net	(9,241)	10,035

Income before income taxes	(8,997)	(3,775)
Income taxes provision	800	800

Net loss Income	$(9,797)	$(4,575)

Net income (loss) per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	14,445,363	14,445,363

The accompanying notes are an integral part of these condensed unaudited financial statements.

ASAP EXPO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2017	2016
Operating Activities:
Net Income loss	$(9,797)	$(4,575)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,741	2,118
Changes in operating assets and liabilities:
Prepaid expenses and deposit	(50,000)	-
Accounts payable and accrued expenses	(9,359)	(6,110)
Income tax payable	800	800

Net cash provided by (used in) operating activities	(65,615)	(7,767)

Investing Activities:
Advance to affiliated companies	(41,648)	(14,988)

Net cash (used in) investing activities	(41,648)	(14,988)

Financing Activities:
Payments on auto loan	(1,227)	(1,226)
Outstanding checks payable	70,928	-
Proceeds from borrowings on note payable from officers	5,001	10,000

Net cash provided by financing activities	74,702	8,774

Net (decrease) in cash	(32,561)	(13,981)

Cash, beginning of period	32,761	46,672

Cash, end of period	$200	$32,691

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$103	$-
Income taxes	$-	$-

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

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

The balance sheets and certain comparative information as of December 31, 2016 are derived from the audited financial statements and related notes for the year ended December 31, 2016 (“2016 Annual Financial Statements”), included in the Company’s 2016 Annual Report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the 2016 Annual Financial Statements.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has no cash equivalents as of March 31, 2017 and December 31, 2016, respectively.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At March 31, 2017, the Company had a stockholders' deficit of $623,653 and a negative working capital of $52,109, which mainly resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

The Company's financial instruments consisted of cash, accounts payable and accrued liabilities, advances due to or from affiliated companies and notes payable to officers.  The estimated fair value of cash, accounts payable and accrued liabilities, due to or from affiliated companies, and notes payable approximates its carrying amount due to the short maturity of these instruments.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Equipment consists of the following:

	March 31,	December 31,
	2017	2016
Furniture & Fixtures	$35,159	$35,159
Office Equipment	6,740	6,740
Automobile	24,527	24,527
Leasehold Improvements	21,710	21,710
	88,136	88,136
Less: Accumulated depreciation	(30,202)	(27,461)
	$57,934	$60,675

For the month ended March 31, 2017 and 2016, depreciation expenses were $2,741 and $2,118, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

At March 31, 2017 and December 31, 2016, ASAP Expo was owed $71,256 and $29,608 from affiliated companies in which ASAP Expo’s officers are also owners and officers. The advance has no written note, is non-interest bearing and payable on demand to the Company and expected to be paid within one year.

For the three months ended March 31, 2017 and 2016, consulting fees from affiliates was $154,500 and $255,000, management fees from affiliates was $19,200 and $0.

The Company has a revolving line of credit totaling $1,800,000 with Frank Yuan and certain members of his family. The line of credit bears interest at 6% per annum starting October 1, 2010, 10% prior to October 1, 2010 and is due upon demand, as amended. On December 31, 2014, the convertible note was amended to waive the right of conversion and will be used as a line of credit. During three months ended March 31, 2017 and 2016, the Company incurred interest expense totaling $9,088 and $4,965 in connection with the Line. The balance of the note payable as of March 31, 2017 was $615,953. The balance of the note payable as of December 31, 2016 was $610,952 including accrued interest of $312,750 which was transferred to the principal at December 31, 2016.

Currently, the Company is leasing office space from its officer under a month by month basis. The lease provides for monthly lease payments of $3,500.

The son of the Company’s officer (“Son”) periodically receives salary from the Company for works performed. During three months ended March 31, 2017, The Son received no salary.

NOTE 4 - PREPAID EXPENSES AND DEPOSIT

Prepaid expenses and deposit consists of a $50,000 deposit for office building purchase.

NOTE 5 - AUTO LOAN

In June 2013, the Company entered into a zero down and 0% interest financing arrangement to acquire a vehicle. Future minimum payments and the obligations due under the auto loan are as follows:

For the Year Ended December 31:
2017	$3,678
2018	2,453
6,131
Less Current Portion	(4,905)
Long Term Portion	$1,226

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

For the Year Ended December 31:
2017	$690
2018	704
2019	717
2020	732
2021	746
Thereafter	23,119

NOTE 7 - INCOME TAXES

The income taxes provision for the three months ended March 31, 2017 consists of current income tax of $800.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits is classified as income tax and penalties are included in selling, general and administrative expenses in the statements of operations and comprehensive income.

For the three months ended March 31, 2017 and 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses. The Company’s 2013, 2014, and 2015 tax years remain subject to examination by the U.S. tax authorities.

NOTE 8 - SHAREHOLDERS' DEFICIT

Common Stock

At March 31, 2017 and December 31, 2016, the Company had 45,000,000 shares of common stock authorized and 14,445,363 shares issued and outstanding at par value $0.001 per share.

NOTE 9 - COMMITMENT

Starting January 1, 2014, the Company leased office space from one of its officer, Frank Yuan under a month by month basis. The lease provides for monthly lease payments of $3,500.

NOTE 10 - CONCENTRATION

For the three months ended March 31, 2017, two customers accounted for 84% (55% and 29%) of the Company’s revenues, one of which is affiliate of the Company.  For the three months ended March 31, 2016, three customers accounted for 93% (59%, 22% and 12%) of the Company’s revenues, all of which are affiliates of the Company. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations.

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

During the three months ended March 31, 2017, the Company earned consulting fee of $369,500 including $154,500 from affiliated companies and management fee of $19,200 from affiliated companies, respectively, as compared to consulting fee of $255,000 for the same period last year from affiliated companies and no management fee. The increase in consulting fee was mainly because the Company closed one big hotel acquisition deal versus zero in the same period of 2016.

Cost of Sales

In the course of providing real estate advisory services and asset management services, the Company pays consulting fees for finding properties and other services that facilitate the closing of deals.

Cost of sales consisting mainly of consulting expense, is primarily the result of the commissions and other incentive compensation incurred directly related to acquisition advisory services. Therefore, the fluctuation in revenue will directly impact the cost of sales.

For the three months ended March 31, 2017, the Company incurred consulting expense of $252,000, respectively, for providing advisory services in real estate acquisition as compared to $105,000 for the same period last year. The higher consulting expenses in the first three months of 2017 were mainly due to the closing of one big hotel acquisition deal mentioned above.

Operating Expenses

General and administrative (“G&A”) expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

For the three months ended March 31, 2017, G&A expenses decreased by $27,354 or 16.7% to $136,456 compared to $163,810 for the same period last year. The decrease was mainly due to one highly paid manager was off the payroll during the first quarter of 2017, partly offset by a new auto lease.

Interest Expense

Interest expense increased to $9,241 during the three months ended March 31, 2017 from $4,965 for the same period last year. The changes in interest expense were mainly due to the higher average note payable balances.

Net Income

The Company recorded a net loss of $9,797 for the three months ended March 31, 2017 as compared to a net loss of $4,575 for the same period last year. The increase in net loss was mainly due to the higher consulting expense, the lack of other income and higher interest expense, offset by higher revenue and lower G&A expenses.

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

The Report of the Company's Independent Registered Public Accounting Firm on our December 31, 2016 financial statements includes an explanatory paragraph stating that the Company has suffered recurring losses from operations and has an accumulated stockholders' deficit, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Our working capital for the periods presented is summarized as follows:

	As of March 31, 2017 ($)	As of December 31, 2016 ($)
Current assets	$121,456	$62,369
Current liabilities	173,565	111,196
Working capital	$(52,109)	$(48,827)

The following table shows cash flows for the periods presented:

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$(65,615)	$(7,767)
Net cash provided by (used in) investing activities	(41,648)	(14,988)
Net cash provided by financing activities	74,702	8,774)
Net decrease in cash	$(32,561)	$(13,981)

Operating Activities

For the three months ended March 31, 2017, net cash used in operating activities was $65,615. This was primarily due to a net loss of $9,797, adjusted by non-cash related expenses of depreciation of $2,741, then decreased by unfavorable changes in working capital of $58,559. The unfavorable changes in working capital mainly resulted from a deposit of $50,000 for office building and a decrease in accounts payable and accrued expenses of $9,359, offset by increase in income tax payable of $800..

For the three months ended March 31, 2016, net cash used in operating activities was $7,767. This was primarily due to a net loss of $4,575, adjusted by non-cash related expenses of depreciation of $2,118, then decreased by unfavorable changes in working capital of $5,310. The unfavorable changes in working capital mainly resulted from a decrease in accounts payable and accrued expenses of $6,110, offset by increase in income tax payable of $800.

Investing Activities

For the three months ended March 31, 2017, net cash used in investing activities was $41,648. This was primarily due to an advance to affiliated companies of $41,648.

For the three months ended March 31, 2016, net cash used in investing activities was $14,988. This was primarily due to an advance to affiliated companies of $14,988.

Financing activities

For the three months ended March 31, 2017, net cash provided by financing activities was $74,702 which was mainly resulted from net proceeds from note payable from officers of $5,001 and the outstanding checks payable of $70,928, offset by payments on auto loan of $1,227.

For the three months ended March 31, 2016, net cash provided by financing activities was $8,774 which was mainly resulted from an advance from note payable from officers of $10,000, offset by payments on auto loan of $1,226.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of March 31, 2017.

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

ASAP EXPO, INC. (Registrant)

Date: May 19, 2017	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer