Form 10-Q
period 2017-06-30
ASAP Expo, Inc.
filed 2017-08-21
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Number of shares outstanding of the issuer's classes of common equity, as of August 15, 2017: 14,445,363 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)

ASSETS
Current Assets
Cash	$200	$32,761
Accounts Receivable	6,000	-
Prepaid expenses and deposit	50,000	-
Due from affiliated companies	85,740	29,608
Total Current Assets	141,940	62,369

Furniture and equipment, net	80,731	60,675

Total Assets	$222,671	$123,044

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$121,064	$69,957
Bank overdraft	59,409	-
Auto loan, current	3,955	4,905
Income tax payable	74,481	36,334
Total Current Liabilities	258,909	111,196

Long-Term Liabilities
Auto loan, noncurrent	18,274	2,453
Equipment loan, noncurrent	12,299	12,299
Note payable, officers	513,287	610,952
Total Long-Term Liabilities	543,860	625,704

Total Liabilities	802,769	736,900

Stockholders' Deficit
Common stock, $.001 par value, 495,000,000 shares authorized, 14,445,363 and 14,445,363 shares issued and outstanding at March 31, 2017 and December 31, 2016	14,445	14,445
Additional paid in capital	(902,272)	(902,272)
Retained earnings	307,729	273,971
Total Stockholders' Deficit	(580,098)	(613,856)

Total Liabilities and Stockholders' Deficit	$222,671	$123,044

The accompanying notes are an integral part of these condensed unaudited financial statements.

ASAP EXPO, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Revenues:
Consulting fees	$460,300	$714,522	$829,800	$969,522
Management Fee	24,000	-	43,200	-
Total revenues	484,300	714,522	873,000	969,522

Cost of Sales
Consulting expense	141,700	510,797	393,700	615,797
Total cost of sales	141,700	510,797	393,700	615,797

Gross Profit	342,600	203,725	479,300	353,725

Operating expenses:
General and administrative	256,086	195,154	392,542	358,964
Total operating expenses	256,086	195,154	392,542	358,964

Income from operations	86,514	8,571	86,758	(5,239)

Other Income (Expense)
Other income	-	-	-	15,000
Capital gain	5,277	-	5,277	-
Interest expense	(10,089)	(5,214)	(19,330)	(10,179)
Total other income (expense), net	(4,812)	(5,214)	(14,053)	4,821

Income before income taxes	81,702	3,357	72,705	(418)
Income taxes provision	38,147	(1,462)	38,947	(662)

Net (loss) Income	$43,555	$4,819	$33,758	$244

Net income (loss) per common share
Basic and diluted	$0.00	$0.00	$0.00	$0.01

Weighted average common shares outstanding
Basic and diluted	14,445,363	14,445,363	14,445,363	14,445,363

The accompanying notes are an integral part of these condensed unaudited financial statements.

ASAP EXPO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2017	2016
Operating Activities:
Net Income (loss)	$33,758	$244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,092	5,115
Capital gain	(5,277)	-
Changes in operating assets and liabilities:
Accounts receivable	(6,000)	-
Prepaid expenses and deposit	(50,000)	-
Accounts payable and accrued expenses	51,107	3,081
Income tax payable	38,147	(55,255)

Net cash provided by (used in) operating activities	66,827	(46,815)

Investing Activities:
Acquisitions of property and equipment	(3,214)	-
Receivable from affiliated companies	(56,132)	-
Payment from affiliated company	-	45,914

Net cash provided by (used in) investing activities	(59,346)	45,914

Financing Activities:
Payments on auto loan	(1,786)	(2,453)
Payments on equipment loan	-	(5,271)
Advance from affiliated company	-	43,600
Bank overdraft	59,409	-
Proceeds from borrowings on note payable from officers	285,112	10,000
Repayments of borrowings on note payable from officers	(382,777)	(20,000)

Net cash provided by (used in) financing activities	(40,042)	25,876

Net increase (decrease) in cash	(32,561)	24,975

Cash, beginning of period	32,761	46,672

Cash, end of period	$200	$71,647

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$439	$252
Income taxes	$800	$54,593

Non-cash investing and financing activities:
Vehicle purchased through auto loan	$22,789	$17,570

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

The balance sheets and certain comparative information as of December 30, 2016 are derived from the audited financial statements and related notes for the year ended December 31, 2016 (“2016 Annual Financial Statements”), included in the Company’s 2016 Annual Report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the 2016 Annual Financial Statements.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has no cash equivalents as of June 30, 2017 and December 31, 2016, respectively.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At June 30, 2017, the Company had a stockholders' deficit of $580,098 and a negative working capital of $116,969, which mainly resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.  These factors raise substantial doubt about the Company’s ability to continue as a going conern.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Equipment consists of the following:

	June 30,	December 31,
	2017	2016
Furniture & Fixtures	$35,812	$35,159
Office Equipment	9,301	6,740
Automobile	27,657	24,527
Leasehold Improvements	21,710	21,710
	94,480	88,136
Less: Accumulated depreciation	(13,749)	(27,461)
	$80,731	$60,675

NOTE 3 - RELATED PARTY TRANSACTIONS

At June 30, 2017 and December 31, 2016, ASAP Expo was owed $85,740 and $29,608 from affiliated companies in which ASAP Expo’s officers are also owners and officers. The advance has no written note, is non-interest bearing and payable on demand to the Company and expected to be paid within one year.

For the six months ended June 30, 2017 and 2016, consulting fees from affiliates was $301,000 and $521,072.

The Company has a revolving line of credit totaling $1,800,000 with Frank Yuan and certain members of his family. The line of credit bears interest at 6% per annum starting October 1, 2010, 10% prior to October 1, 2010 and is due upon demand, as amended. On December 31, 2014, the convertible note was amended to waive the right of conversion and will be used as a line of credit. During six months ended June 30, 2017 and 2016, the Company incurred interest expense totaling $18,842 and $9,711 in connection with the Line. The balance of the note payable as of June 30, 2017 was $513,289. The balance of the note payable as of December 31, 2016 was $610,952 including accrued interest of $312,750 which was transferred to the principal at December 31, 2016.

Currently, the Company is leasing office space from its officer under a month by month basis. The lease provides for monthly lease payments of $3,500.

The son of the Company’s officer (“Son”) periodically receives salary from the Company for works performed. During three months ended June 30, 2017, The Son received salary of $40,000.

NOTE 4 - PREPAID EXPENSES AND DEPOSIT

Prepaid expenses and deposit consists of a $50,000 deposit for office building purchase.

NOTE 5 - AUTO LOAN

In April 2017, the Company traded-in its old vehicle for a new vehicle with a financing agreement of $4,868 down and 2.39% interest. Future minimum payments and the obligations due under the auto loan are as follows:

For the Year Ended December 31:
2017	$1,637
2018	3,995
2019	4,091
2020	4,190
2021	4,291
2022	4,025
Less Current Portion	3,955
Long Term Portion	$18,274

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

NOTE 7 - INCOME TAXES

The income taxes provision for the six months ended June 30, 2017 consists of current income tax of $38,947.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits is classified as income tax and penalties are included in selling, general and administrative expenses in the statements of operations and comprehensive income.

For the three and the six months ended June 30, 2017 and 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses. The Company’s 2014, 2015, and 2016 tax years remain subject to examination by the U.S. tax authorities.

NOTE 8 - SHAREHOLDERS' DEFICIT

Common Stock

On July 29, 2017, the Board of Directors of the Company approved to increase the authorized shares of the Company to 500,000,000 (the “Increase”), with 495,000,000 shares being Common Stock and 5,000,000 shares being preferred stock, subject to Stockholder approval. The Majority Stockholder approved the Increase by written consent in lieu of a meeting on July 29, 2017. The increased number of authorized shares were retroactively presented on balance sheets.

At June 30, 2017 and December 31, 2016, the Company had 14,445,363 shares issued and outstanding at par value $0.001 per share.

NOTE 9 - COMMITMENT

Starting January 1, 2014, the Company leased office space from one of its officer, Frank Yuan under a month by month basis. The lease provides for monthly lease payments of $3,500.

NOTE 10 - CONCENTRATION

For the six months ended June 30, 2017, three customers accounted for 88% (37%, 26% and 25%) of the Company’s consulting fee income, two of which is affiliates of the Company.  For the six months ended June 30, 2016, three customers accounted for 88% (46%, 28% and 14%) of the Company’s consulting fee income, two of which are affiliates of the Company. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations.

NOTE 11 – SUBSEQUENT EVENT

On July 29, 2017, the Board of Directors of the Company approved to increase the authorized shares of the Company to 500,000,000 (the “Increase”), with 495,000,000 shares being Common Stock and 5,000,000 shares being preferred stock, subject to Stockholder approval. The Majority Stockholder approved the Increase by written consent in lieu of a meeting on July 29, 2017.

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

During the three and six months ended June 30, 2017, the Company earned consulting fee of $460,300 and $829,800 including $151,500 and $301,000 from affiliated companies, respectively, as compared to consulting fee of $714,522 and $969,522 for the same periods last year of which $266,072 and $521,072 were from affiliated companies. During the three and six months ended June 30, 2017, the Company also earned management fee of $24,000 and 43,200, respectively from a new hotel client. The decrease in consulting fee in the second quarter and the first six months of 2017 was mainly because the Company closed one big hotel acquisition deal in the second quarter of 2016 and certain consulting fee decreased in 2017.

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

For the three and six months ended June 30, 2017, the Company incurred consulting expense of $141,700 and $393,700,  respectively, for providing advisory services in real estate acquisition as compared to $510,797 and $615,797 for the same periods last year. The lower consulting expenses in the second quarter and the first six months of 2017 were mainly due to the closing of one big hotel acquisition deal in 2016 mentioned above and certain consulting expense was no longer needed as hotel project finished in 2017.

Operating Expenses

General and administrative (“G&A”) expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

For the three months ended June 30, 2017, G&A expenses increased by $60,932 or 31.2% to $256,086 compared to $195,154 for the same period last year. The increase in the second quarter of 2017 was mainly due to one highly paid manager back on payroll during the second quarter of 2017, higher legal fees, higher staff travel expense and a new auto lease.

For the six months ended June 30, 2017, G&A expenses increased by $33,578 or 9.3% to $392,542 as compared to $358,964 for the same period last year. The increase was mainly due to higher legal fees, higher staff travel expense and a new auto lease.

Interest Expense

Interest expense increased to $10,089 during the three months ended June 30, 2017 from $5,214 for the same period last year and increased to $19,330 during the six months ended June 30, 2017 from $10,179 for the same period last year. The changes in interest expense were mainly due to the changes in average note payable balances.

Net Income

The Company recorded a net income of $43,555 for the three months ended June 30, 2017 as compared to a net income of $4,819 for the same period last year. The increase in net income was mainly due to the higher gross profit offset by higher G&A expenses, higher interest expense, and higher income taxes provision.

The Company recorded a net income of $33,758 for the six months ended June 30, 2017 as compared to a net income of $244 for the same period last year. The increase in net income was mainly due to the higher gross profit offset by higher G&A expenses, higher interest expense, and higher income taxes provision.

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

Liquidity and Capital Resources

Our working capital for the periods presented is summarized as follows:

	As of June 30, 2017 ($)	As of December 31, 2016 ($)
Current assets	$141,940	$62,369
Current liabilities	258,909	111,196
Working capital	$(116,969)	$(48,827)

The following table shows cash flows for the periods presented:

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$66,827	$(46,815)
Net cash provided by (used in) investing activities	(59,346)	45,914
Net cash provided by (used in) financing activities	(40,042)	25,876
Net increase (decrease) in cash	$(32,561)	$24,975

Operating Activities

For the six months ended June 30, 2017, net cash provided by operating activities was $66,827. This was primarily due to a net income of $33,758, adjusted by non-cash related expenses of depreciation of $5,092 and non-cash capital gain of $5,277, then increased by favorable changes in working capital of $33,255. The favorable changes in working capital resulted from an increase in accounts payable and accrued expenses of $51,107 and income tax payable of $38,147, offset by an increase in prepaid expenses and deposit of $50,000 and accounts receivable of $6,000..

For the six months ended June 30, 2016, net cash used in operating activities was $46,815. This was primarily due to a net income of $244, adjusted by non-cash related expenses of depreciation of $5,115, then decreased by unfavorable changes in working capital of $52,174. The unfavorable changes in working capital mainly resulted from a decrease in income tax payable of $55,255.

Investing Activities

For the six months ended June 30, 2017, net cash used in investing activities was $59,346. This was primarily due to receivable from affiliated company of 56,132 and acquisitions of property and equipment of $3,214.

For the six months ended June 30, 2016, net cash provided by investing activities was $45,914. This was primarily due to payment from affiliated company of 45,914.

Financing activities

For the six months ended June 30, 2017, net cash used in financing activities was $40,042 which was mainly due to net repayment to note payable from officers of $97,665 and payments on auto loan of $1,786, offset by bank overdraft of $59,409.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of June 30, 2017.

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

ASAP EXPO, INC. (Registrant)

Date: August 21, 2017	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer