Form 10-Q
period 2017-09-30
ASAP Expo, Inc.
filed 2017-11-15
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares outstanding of the issuer's classes of common equity, as of November 14, 2017, 14,445,363 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)

ASSETS
Current Assets
Cash	$37,582	$32,761
Due from affiliated companies	20,275	29,608
Total Current Assets	57,857	62,369

Furniture and equipment, net	81,765	60,675

Total Assets	$139,622	$123,044

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$145,323	$69,957
Auto loan, current	3,979	4,905
Income tax payable	96,424	36,334
Total Current Liabilities	245,726	111,196

Long-Term Liabilities
Auto loan, noncurrent	17,271	2,453
Equipment loan, noncurrent	12,299	12,299
Note payable, officers	422,269	610,952
Total Long-Term Liabilities	451,839	625,704

Total Liabilities	697,565	736,900

Stockholders' Deficit
Preferred stock, 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $.001 par value, 495,000,000 shares authorized, 14,445,363 and 14,445,363 shares issued and outstanding at September 30, 2017 and December 31, 2016	14,445	14,445
Additional paid in capital	(902,272)	(902,272)
Retained earnings	329,884	273,971
Total Stockholders' Deficit	(557,943)	(613,856)

Total Liabilities and Stockholders' Deficit	$139,622	$123,044

The accompanying notes are an integral part of these condensed unaudited financial statements.

ASAP EXPO, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues:
Consulting fees	$288,160	$198,500	$1,117,960	$1,168,022
Management Fee	18,000	-	61,200	-
Total revenues	306,160	198,500	1,179,160	1,168,022

Cost of Sales
Consulting expense	42,400	64,000	436,100	679,797
Total cost of sales	42,400	64,000	436,100	679,797

Gross Profit	263,760	134,500	743,060	488,225

Operating expenses:
General and administrative	212,255	251,946	604,797	610,909
Total operating expenses	212,255	251,946	604,797	610,909

Income from operations	51,505	(117,446)	138,263	(122,684)

Other Income (Expense)
Other income	-	-	-	15,000
Capital gain	-	-	5,277	-
Interest expense	(7,407)	(5,870)	(26,737)	(16,049)
Total other income (expense), net	(7,407)	(5,870)	(21,460)	(1,049)

Income before income taxes	44,098	(123,316)	116,803	(123,733)
Income taxes provision	21,943	551	60,890	(111)

Net (loss) Income	$22,155	$(123,867)	$55,913	$(123,622)

Net income (loss) per common share Basic and diluted	$0.00	$(0.01)	$0.00	$0.01

Weighted average common shares outstanding Basic and diluted	14,445,363	14,445,363	14,445,363	14,445,363

The accompanying notes are an integral part of these condensed unaudited financial statements.

ASAP EXPO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net Income (loss)	$55,913	$(123,622)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	8,085	7,734
Capital gain	(5,277)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	75,366	(28,176)
Income tax payable	60,090	(55,255)

Net cash provided by (used in) operating activities	194,177	(199,319)

Investing Activities:
Acquisitions of property and equipment	(7,240)	(3,655)
Payment from affiliated company	9,333	40,170

Net cash provided by (used in) investing activities	2,093	36,515

Financing Activities:
Payments on auto loan	(2,766)	(4,088)
Payments on equipment loan	-	(5,271)
Advance from (Repayment to) affiliated company	-	40,487
Proceeds from borrowings on note payable from officers	324,508	140,000
Repayments of borrowings on note payable from officers	(513,191)	(20,000)

Net cash provided by (used in) financing activities	(191,449)	151,128

Net increase (decrease) in cash	4,821	(11,676)

Cash, beginning of period	32,761	46,672

Cash, end of period	$37,582	$34,996

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$751	$369
Income taxes	$800	$55,144

Non-cash investing and financing activities:
Vehicle purchased through auto loan	$22,789	$17,570

 The accompanying notes are an integral part of these condensed unaudited financial statements.

ASAP EXPO, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

ASAP Expo, Inc. ("ASAP Expo" or the "Company") d.b.a. ASAP International Holdings, was incorporated on April 10, 2007 under the laws of the State of Nevada.

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

The balance sheets and certain comparative information as of December 31, 2016 are derived from the audited financial statements and related notes for the year ended December 31, 2016 ("2016 Annual Financial Statements"), included in the Company's 2016 Annual Report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the 2016 Annual Financial Statements.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has no cash equivalents as of September 30, 2017 and December 31, 2016, respectively.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At September 30, 2017, the Company had a stockholders' deficit of $557,943 and a negative working capital of $187,869, which mainly resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, prepaid expenses and other receivables, accounts payable, accrued liabilities and due to/from affiliated company.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to the short term maturity of these instruments.

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

REVENUE RECOGNITION

Accounting Standards Codification ("ASC") 605, Revenue Recognition which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. Management believes the Company's revenue recognition policies conform to ASC 605.

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

EARNINGS PER SHARE

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company's diluted earnings/loss per share is the same as the basic earnings/loss per share for the three and nine months ended September 30, 2017 and 2016, as there are no potential shares outstanding that would have a dilutive effect.

NOTE 2 - PROPERTY AND EQUIPMENT

Equipment consists of the following:

	September 30,	December 31,
	2017	2016
Furniture & Fixtures	$35,812	$35,159
Office Equipment	10,509	6,740
Automobile	27,657	24,527
Leasehold Improvements	24,527	21,710
	98,505	88,136
Less: Accumulated depreciation	(16,740)	(27,461)
	$81,765	$60,675

NOTE 3 - RELATED PARTY TRANSACTIONS

At September 30, 2017 and December 31, 2016, ASAP Expo was owed $20,275 and $29,608 from affiliated companies in which ASAP Expo's officers are also owners and officers. The advance has no written note, is non-interest bearing and payable on demand to the Company and expected to be paid within one year.

For the three months ended September 30, 2017 and 2016, consulting fees from affiliates was $278,525 and $198,500, respectively.

For the nine months ended September 30, 2017 and 2016, consulting fees from affiliates was $579,525 and $719.572, respectively.

The Company has a revolving line of credit totaling $1,800,000 with Frank Yuan and certain members of his family. The line of credit bears interest at 6% per annum starting October 1, 2010, 10% prior to October 1, 2010 and is due upon demand, as amended. On December 31, 2014, the convertible note was amended to waive the right of conversion and will be used as a line of credit. During the nine months ended September 30, 2017 and 2016, the Company incurred interest expense totaling $25,964 and $15,515 in connection with the Line. The balance of the note payable as of September 30, 2017 was $422,269. The balance of the note payable as of December 31, 2016 was $610,952 including accrued interest of $312,750 which was transferred to the principal at December 31, 2016.

Currently, the Company is leasing office space from its officer under a month by month basis. The lease provides for monthly lease payments of $3,500.

The son of the Company's officer ("Son") periodically receives salary from the Company for works performed. During nine months ended September 30, 2017, The Son received salary of $120,000.

NOTE 4 - AUTO LOAN

In April 2017, the Company traded-in its old vehicle for a new vehicle with a financing agreement of $4,868 down and 2.39% interest. Future minimum payments and the obligations due under the auto loan are as follows:

For the Year Ended December 31:
2017	$658
2018	3,995
2019	4,091
2020	4,190
2021	4,291
2022	4,025
Less Current Portion	3,979
Long Term Portion	$17,271

NOTE 5 - EQUIPMENT LOAN

In September 2015, the Company installed a solar system on its leased office for $17,570 with a 30-year loan at 5.49% interest. Each payment date, the Company will pay at least the "Total Amount Due" that is displayed on the monthly bill. The Total Amount Due will be the sum of all past due amounts plus the "Current Monthly Payment" that will be displayed on the monthly bill. Current Monthly Payments will be calculated as follows: the amount of kWh produced for the preceding month by the system; multiplied by the applicable agreed Equivalent Rate per kWh. The "Equivalent Rate per kWh" is based upon 5 factors: 1) the loan balance (which includes any accrued interest); 2) the Loan Term; 3) the applicable APR; 4) the expected production of the system; and 5) 2.50 % kWh annual rate escalator. The expected production of the system is an estimate, the actual payments could be higher or lower depending on the actual production from the system. If there is a remaining balance at the end of the loan term, the outstanding balance can be refinanced for an additional 12 months or for a term that is required by law. Estimated future Current Monthly Payments are as follows:

For the Year Ended December 31:
2017	$690
2018	704
2019	717
2020	732
2021	746
Thereafter	23,119

NOTE 6 - INCOME TAXES

The income taxes provision for the nine months ended September 30, 2017 consists of current income tax of $60,890.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits is classified as income tax and penalties are included in selling, general and administrative expenses in the statements of operations and comprehensive income.

For the three and the nine months ended September 30, 2017 and 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses. The Company's 2014, 2015, and 2016 tax years remain subject to examination by the U.S. tax authorities.

NOTE 7 - SHAREHOLDERS' DEFICIT

Common Stock

On July 29, 2017, the Board of Directors of the Company approved to increase the authorized shares of the Company to 500,000,000 (the "Increase"), with 495,000,000 shares being Common Stock and 5,000,000 shares being preferred stock, subject to Stockholder approval. The Majority Stockholder approved the Increase by written consent in lieu of a meeting on July 29, 2017. The increased number of authorized shares were retroactively presented on balance sheets.

At September 30, 2017 and December 31, 2016, the Company had 14,445,363 shares issued and outstanding at par value $0.001 per share.

NOTE 8 - COMMITMENT

Starting January 1, 2014, the Company leased office space from one of its officer, Frank Yuan under a month by month basis. The lease provides for monthly lease payments of $3,500.

NOTE 9 - CONCENTRATION

For the nine months ended September 30, 2017, four customers accounted for 85% (29%, 27%, 18% and 11%) of the Company's consulting fee income, two of which are affiliates of the Company.  For the nine months ended September 30, 2016, three customers accounted for 86% (38%, 34% and 14%) of the Company's consulting fee income, two of which are affiliates of the Company. The loss of any of these customers could have a material adverse effect on the Company's financial position and results of operations.

NOTE 10 – SUBSEQUENT EVENT

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

OVERVIEW

ASAP Expo ("ASAP" or "The Company" or "Our" or "We") mission is to be the bridge between China and the Western world. ASAP is a holding company that assists Chinese institutional and high net worth individuals with acquisition advisory and asset management of U.S. hotels.

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

RESULTS OF OPERATIONS

Revenues

Since the Company's primary business is based upon potential transactions in real estate, the Company is subject to variance in revenues due to investors sentiment towards real estate.

Substantially all of our revenues are in the form of consulting fees collected from our clients, usually negotiated on a transaction-by-transaction basis. The company's consulting fees primarily consist of revenue derived from transaction commission received from acquisition advisory. The company earns the consulting fees by sourcing the deal, underwriting financials, coordinating due diligence on all contracts, recommending lenders, hiring third party property management companies, and negotiating franchise agreements. Another revenue source for the company includes asset management fees, which consist of supervision of daily, weekly, and monthly operating results of the hotel, review of capital expenditure requests, communication with lenders, negotiating personal and real property tax assessments, and most importantly, oversight on brand relations.

The Company's clients include concentration of two to three main clients. Our concentration of clients does provide a risk for revenue growth. The Company has established strong relationships with our clients. Our business and client relationships, and our culture and philosophy are firmly centered on putting the clients' interests first. We have been building strong reputation in the hospitality industry which is bringing several new potential clients. We expect to have steady revenue stream from our 3 major clients while building new client base for future revenue growth. We believe that our product offerings, asset management services, client diversification, expertise in a property types and national platform have the potential to create a sustainable revenue stream within the U.S. commercial real estate sector.

During the three and nine months ended September 30, 2017, the Company earned consulting fee of $288,160 and $1,117,960 including $278,525 and $579,525 from affiliated companies, respectively, as compared to consulting fee of $198,500 and $1,168,022 for the same periods last year of which $198,500 and $719,572 were from affiliated companies. During the three and nine months ended September 30, 2017, the Company also earned management fee of $18,000 and $61,200, respectively from a new hotel client. The higher consulting fee in the third quarter of 2017 was mainly because the company received a larger amount consulting fee for certain consulting works in the third quarter of 2017. The decrease in consulting fee in the first nine months of 2017 was mainly because the Company closed one big hotel acquisition deal in the second quarter of 2016 and certain consulting fee decreased in 2017.

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

For the three and nine months ended September 30, 2017, the Company incurred consulting expense of $42,400 and $436,100,  respectively, for providing advisory services in real estate acquisition as compared to $64,000 and $679,797 for the same periods last year. The lower consulting expenses in the third quarter and the first nine months of 2017 were mainly due to the closing of one big hotel acquisition deal in 2016 mentioned above and certain consulting expense was no longer needed as a hotel project finished in 2017.

Operating Expenses

General and administrative ("G&A") expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

For the three months ended September 30, 2017, G&A expenses decreased by $39,691 or 15.8% to $212,255 compared to $251,946 for the same period last year. The decrease in the third quarter of 2017 was mainly due to lower marketing expense, partly offset by higher payroll expense as one highly paid manager back on payroll during the second quarter of 2017, higher professional fee, higher staff travel expense and a new auto lease,

For the nine months ended September 30, 2017, G&A expenses were largely flat at $604,797 as compared to $610,909 for the same period last year.

Interest Expense

Interest expense increased to $7,407 during the three months ended September 30, 2017 from $5,870 for the same period last year and increased to $26,737 during the nine months ended September 30, 2017 from $16,049 for the same period last year. The changes in interest expense were mainly due to the changes in average note payable balances.

Net Income

The Company recorded a net income of $22,155 for the three months ended September 30, 2017 as compared to a net loss of $123,867 for the same period last year. The increase in net income was mainly due to the higher gross profit, lower consulting expense and lower G&A expense, offset by higher income taxes provision.

The Company recorded a net income of $55,913 for the nine months ended September 30, 2017 as compared to a net loss of $123,622 for the same period last year. The increase in net income was mainly due to the higher gross profit, lower consulting expense and lower G&A expense,  offset by higher interest expense and higher income taxes provision.

LIQUIDITY AND CAPITAL RESOURCES

During the next twelve months, ASAP Expo will focus on its real estate transactions to generate additional revenue. With the net revenue from its services, and continuing support from its major shareholders to provide a note payable, management believes ASAP Expo will have enough net working capital to sustain its business for another 12 months.

The forecast of the period of time through which ASAP Expo's financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties. ASAP Expo's actual funding requirements may differ materially as a result of a number of factors, including unknown expenses associated with the cost of providing real estate advisory, investment banking, and management consulting services.

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

Liquidity and Capital Resources

Our working capital for the periods presented is summarized as follows:

	As of September 30, 2017 ($)	As of December 31, 2016 ($)
Current assets	$57,857	$62,369
Current liabilities	245,726	111,196
Working capital	$(187,869)	$(48,827)

The following table shows cash flows for the periods presented:

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$194,177	$(199,319)
Net cash provided by (used in) investing activities	2,093	36,515
Net cash provided by (used in) financing activities	(191,449)	151,128
Net increase (decrease) in cash	$4,821	$(11,676)

Operating Activities

For the nine months ended September 30, 2017, net cash provided by operating activities was $194,177. This was primarily due to a net income of $55,913, adjusted by non-cash related expenses of depreciation of $8,085 and non-cash capital gain of $5,277, then increased by favorable changes in working capital of $135,457. The favorable changes in working capital resulted from an increase in accounts payable and accrued expenses of $75,366 and income tax payable of $60,090.

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

Investing Activities

For the nine months ended September 30, 2017, net cash provided by investing activities was $2,093. This was primarily due to payment from affiliated company of 9,333, offset by acquisitions of property and equipment of $7,240.

For the nine months ended September 30, 2016, net cash provided by investing activities was $36.515. This was primarily due to payment from affiliated company of 40,170, offset by acquisition of computer of $3,655.

Financing activities

For the nine months ended September 30, 2017, net cash used in financing activities was $191,449 which was mainly due to net repayment to note payable from officers of $188,683 and payments on auto loan of $2,766.

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

Revenue Recognition

Accounting Standards Codification ("ASC") 605, "Revenue Recognition" outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. Management believes the Company's revenue recognition policies conform to ASC 605.

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

ITEM 3. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures include components of our internal control over financial reporting and, as such, are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met (see the section below in this Item 3 entitled Limitations on the Effectiveness of Internal Controls).

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company's financial statements as of September 30, 2017.

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

ASAP EXPO, INC. (Registrant)

Date: November 15, 2017	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer