Form 10-K
period 2017-12-31
ASAP Expo, Inc.
filed 2018-04-20
CIK 1419275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date file required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Section232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017, computed by reference to the closing price of that date, was $76,728.

On March 31, 2018, the registrant had 14,445,363 shares of Common Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒

ASAP Expo Inc.

to Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2017

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

Our Commercial Real Estate division provides Chinese institutional and high net worth individuals a home office with all real estate related services focusing on hospitality including acquisition advisory, financing, asset management, and strategic repositioning. Our international reach, scope of services and dedication to achieving the best results ensures our clients gain competitive advantage.

In the hospitality acquisition side, we represent buyers at all stages of the process, from advice on selection and location to opportunity sourcing, due diligence and securing the debt financing. Our clients have the advantage of our local market knowledge and contacts in capital markets around the globe, as well as our deep experience in real estate strategy and management. This means a broader value perspective on property utilization prospects—not to mention a finger on the pulse of real-time market conditions at any moment.

EMPLOYEES

As of December 31, 2017, ASAP Expo employed 9 full-time employees.  The Company believes that relations with its employees are good.

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

WE ARE SUBJECT TO UNITED STATES GOVERNMENT REGULATIONS WHICH COULD ADVERSELY AFFECT THE COMPANY’S BUSINESS.

The primary source of income of the Company’s commercial real estate Division is from hotels bought by Chinese large corporations and high-net worth individuals. Capital transferred into the United States is heavily regulated by the United States government. If the United States government imposes limitations on accepting investment from China, it will adversely affect the Company’s business.

WE ARE SUBJECT TO FOREIGN GOVERNMENT REGULATIONS WHICH COULD ADVERSELY AFFECT THE COMPANY’S BUSINESS.

The primary source of income of the Company’s Commercial Real Estate Division is from overseas investors purchasing Hotels in the U.S. Foreign governments which may advise their approval to allow investment abroad. Such policies could adversely affect the Company’s commercial real estate transaction consultant revenue.

LIMITED OPERATING HISTORY

Until February 28, 2009, the Company operated a business consisting of organizing trade shows and events. The Company abandoned this line of business in March of 2009 and the Company entered the investment consulting business full time. In mid-2012, the Company switched its business direction to be a consultant company to assist Chinese Institution and high net individuals acquire U.S. hotels and perform asset management roles after acquired.

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

PENNY STOCKS

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

WE HAVE A SHAREHOLDERS’ DEFICIT OF $524,385 AS OF DECEMBER 31, 2017 AND HAVE RECEIVED AN OPINION FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REGARDING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have history of operating losses. As of December 31, 2017, shareholders’ deficit is $524,385. These losses have resulted principally from expenses incurred for general and administrative, payroll and interest. 2011 is the first year we had profit. No assurances can be given as to whether we will continue to be profitable.

Our independent registered public accounting firm has added an explanatory paragraph to their report of independent registered public accounting firm issued in connection with the financial statements for the year ended December 31, 2017 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. MINE SAFETY DISCLOSURES

NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock began trading on the Over-the-Counter Bulletin Board (“OTC-BB”) on January 20, 2010 under the symbol “ASAE”.  As of April 14, 2018, there has been limited trading volume.

HOLDERS OF RECORD

On December 31, 2017, the Company’s issued and outstanding common stock totaled 14,445,363 shares, held by approximately 150 shareholders of record and by indeterminate number of additional shareholders through nominee or street name accounts with brokers.

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

None.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the audited financial statements and the related notes thereto included elsewhere in this annual report for the period ended December 31, 2017. This annual report contains certain forward-looking statements and the Company’s future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Substantially all of our revenues are in the form of consulting fees collected from our clients, usually negotiated on a transaction-by-transaction basis. The Company’s consulting fees primarily consist of revenue derived from transaction commission received from acquisition advisory services. The Company earns consulting fees by sourcing the deal, underwriting financials, coordinating due diligence on all contracts, recommending lenders, hiring third party property management companies, and negotiating franchise agreements. Another revenue source for the Company includes asset management fees, which consist of supervision of daily, weekly, and monthly operating results of the hotel, review of capital expenditure requests, communication with lenders, negotiating personal and real property tax assessments, and most importantly, oversight on brand relations.

The Company’s clients are concentrated to two to three main clients, some of them may be affiliates because the Company’s shareholder officer may take small ownership in the hotel or real estate project that the Company helps acquire or manage. Our concentration of clients does provide a risk for revenue growth. The Company has established strong relationships with our clients. Our business and client relationships, and our culture and philosophy are firmly centered on putting the clients’ interests first. We have been building strong reputation in the hospitality industry which is bringing several new potential clients. We expect to have steady revenue streams from our two major clients while building a new client base for future revenue growth. We believe that our deep knowledge of the hospitality industry, asset management services, client diversification, expertise in a property types and national sourcing deals platform have the potential to create a sustainable revenue stream within the U.S. commercial real estate sector.

During the year ended December 31, 2017, the Company earned consulting fees of $2,079,068 including $1,648,050 from affiliated companies in which the Company’s officers are also small owners, as compared to consulting fees of $1,715,522 for the same period last year of which $1,267,072 were from affiliated companies. During the year ended December 31, 2017, the Company also earned management fee of $55,200, from one hotel client. The increase in consulting fees in 2017 was mainly because the Company closed three hotel acquisition deals and one hotel refinance deal versus two acquisitions in year 2016, in addition, the Company also received more consulting fees from more hotel clients.

Cost of Sales
In the course of providing real estate advisory services and asset management services, the Company pays consulting fees for finding properties and other services that facilitate the closing of deals.

Cost of sales consisting mainly of consulting expenses, is primarily the result of the commissions and other incentive compensation incurred directly related to acquisition advisory services. Therefore, the fluctuation in revenue may directly impact the cost of sales.

For the year ended December 31, 2017 and 2016, the Company incurred consulting expenses of $1,070,800 for providing advisory services in hotel acquisition as compared to $817,297 incurred in the same period last year. The higher consulting expenses were mainly because the Company closed more hotel acquisition deals, and accordingly incurred higher consulting expenses related to the acquisition.

Operating Expenses

General and administrative (“G&A”) expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

For the year ended December 31, 2017, G&A expenses increased by $82,944 or 10.6% to $867,722 as compared to $784,778 for the same period last year. The increase was mainly due to higher payroll and related employee benefits as more employees were hired, higher professional fees, and an auto lease for the whole year versus only paid 4-month in 2016, partly offset by lower marketing expenses.

Interest Expense

Interest expense increased to $33,578 during the year ended December 31, 2017 as compared to $22,128 for the same period last year. The changes in interest expense were mainly due to the changes in average note payable balances.

Net Income

The Company recorded a net income of $89,471 for the year ended December 31, 2017, as compared to a net income of $57,858 for the same period last year. The increase in net income was mainly due to the higher gross profit, and the lack of loss on settlement, offset by higher G&A expenses, higher interest expense and higher income tax provisions.

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

The Report of the Company’s Independent Registered Public Accounting Firm on our December 31, 2017 financial statements includes an explanatory paragraph stating that the Company has negative working capital and has an accumulated stockholders’ deficit, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Our working capital for the periods presented is summarized as follows:

	As of December 31, 2017 ($)	As of December 31, 2016 ($)
Current assets	$111,163	$62,369
Current liabilities	685,751	722,148
Working capital	$(574,588)	$(659,779)

The following table shows cash flows for the periods presented:

	Twelve Months Ended December 31,
	2017	2016
Net cash provided by (used in) operating activities	$467,324	$29,920
Net cash provided by investing activities	(7,239)	(3,655)
Net cash provided by (used in) financing activities	(402,564)	(40,176)
Net increase (decrease) in cash	$57,521	$(13,911)

Operating Activities

For the twelve months ended December 31, 2017, net cash provided by operating activities was $467,324. This was primarily due to a net income of $89,471, adjusted by non-cash related expenses of depreciation of $11,086 and non-cash related gain on disposal of fixed assets of $5,277, then increased by favorable changes in working capital of $372,044. The favorable changes in working capital resulted from an increase in accounts payable and accrued expenses and accrued expenses - officer of $314,968, an increase in income tax payable of $48,350, and a decrease in due from affiliated companies of $8,727.

For the twelve months ended December 31, 2016, net cash used in operating activities was $57,775. This was primarily due to a net income of $57,858, adjusted by non-cash related expenses of depreciation of $10,474, then decreased by unfavorable changes in working capital of $38,412. The unfavorable changes in working capital resulted from a decrease in accounts payable and accrued expenses of $107,986, a decrease in income tax payable of $18,121, and a decrease in due from affiliated companies of $87,695.

Investing Activities

For the twelve months ended December 31, 2017, net cash provided by investing activities was $1,487. This was due to  the acquisition of property and equipment of $7,239.

For the twelve months ended December 31, 2016, net cash provided by investing activities was $84,040. This was  due to  the purchase of a computer for $3,655.

Financing activities

For the twelve months ended December 31, 2017, net cash used in financing activities was $402,564 which was mainly due to net repayment to note payable from officers of $398,812, offset by payments on auto loan of $3,752.

For the twelve months ended December 31, 2016, net cash used in financing activities was $40,176 which was mainly resulted from net payment to note payable from officers of $30,000, offset by payments on auto loan of $4,905 and payments on equipment loan of $5,271.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

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

Revenues are mainly consulting fees. The Consulting fees are recognized when work is complete.  Consulting fees paid in advance and subject to refund are recorded as deferred revenue until the project is completed and the fees are no longer refundable.

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

As of December 31, 2017, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

ITEM 7. FINANCIAL STATEMENTS

The Company’s audited Financial Statements are set forth beginning on page F-1 in this Form 10-K.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 13, 2017, the Company engaged Heaton & Company, PLLC, Certified Public Accountants (“Heaton” ) as its independent accountants for the year ended December 31, 2016.

ITEM 8A. EVALUATION OF CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on this evaluation, our President and Chief Financial Officer concluded as of December 31, 2017 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our President and Chief Financial Officer have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO - 2013). Based on this evaluation, management concluded that, as of December 31, 2017, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following are the directors and executive officers of the Company as of March 31, 2018.

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

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the compensation we have paid to each executive officer and all executive officers as a group, for the fiscal years ended December 31, 2017 and 2016, annual compensation, including salary and bonuses paid by the Company to the Chief Executive Officer. No other executive officers received more than $150,000 during the fiscal years-ended December 31, 2017 and 2016. The Company does not currently have a long-term compensation plan and does not grant any long-term compensation to its executive officers or employees.

The table does not reflect certain personal benefits, which in the aggregate are less than ten percent of the named executive officer’s salary and bonus. No other compensation was granted for the periods ended December 31, 2017 and 2016.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation

Yuan, Frank	2017	$-	$-	$-	$-	N/A	$-	$-
(CEO/CFO)	2016	$-	$-	$-	$-	N/A	$-	$-

COMPENSATION OF DIRECTORS

All outside directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as directors of the Company and do not receive any payroll.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has a revolving line of credit totaling $1,800,000 with Frank Yuan and Jerome Yuan. The line of credit bears interest at 6% per annum starting October 1, 2010 and is due upon demand, as amended.  During fiscal 2017 and 2016, the Company incurred interest expense totaling $32,100 and $21,441 in connection with the line of credit. The balance of the line of credit as of December 31, 2017 was $212,140 and the accrued interest on the note was $32,100. The balance of the note payable as of December 31, 2016 was $610,952 including accrued interest of $312,750 which was transferred to the principal at December 31, 2016.

For the year ended December 31, 2017 and 2016, consulting fees from affiliates were $1,648,050 and $1,267,072, respectively.

For the year ended December 31, 2017 and 2016, consulting expense to related parties were $293,500 and $297,000, respectively.

Currently, the Company is leasing office space from its officer under a month by month basis. The lease provides for monthly lease payments of $3,500. As of December 31, 2017 and 2016, accrued rent expense was $42,000 and $0, respectively.

The son of the Company’s officer (“Son”) receives salary from the Company for work performed. During year 2017 and 2016, The Son received a total salary of $160,000 and $180,000, respectively.

A brother of the Company’s officer (“Brother”) is receiving consulting fees from the Company for work performed. During year 2017 and 2016, the Brother earned a total consulting fee of $0 and $72,000, respectively.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid by the Company for professional services rendered for the audits of the annual financial statements and fees billed for other services rendered by its principal accountants:

Type of Services Rendered	2017	2016

Audit Fees	$14,400	$12,600
Audit-Related Fees	$-	$9,450
Tax Fees	$-	$-
All Other Fees	$-	$-

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

ASAP EXPO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
ASAP Expo, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of ASAP Expo, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has negative working capital.  This factor, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017

Farmington, Utah
April 18, 2018

ASAP EXPO, INC.
BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS
Current Assets
Cash	$90,282	$32,761
Due from affiliated companies	20,881	29,608
Total Current Assets	111,163	62,369

Furniture and equipment, net	78,763	60,675

Total Assets	$189,926	$123,044

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$342,924	$69,957
Accrued expenses – officer	42,000	-
Auto loan, current	4,003	4,905
Line of credit, officers	212,140	610,952
Income tax payable	84,684	36,334
Total Current Liabilities	685,751	722,148

Long-Term Liabilities
Auto loan, noncurrent	16,261	2,453
Equipment loan, noncurrent	12,299	12,299
Total Long-Term Liabilities	28,560	14,752

Total Liabilities	714,311	736,900

Stockholders’ Deficit
Preferred stock, 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $.001 par value, 495,000,000 shares authorized, 14,445,363 and 14,445,363 shares issued and outstanding at September 30, 2017 and December 31, 2016	14,445	14,445
Additional paid in capital	(902,272)	(902,272)
Retained earnings	363,442	273,971
Total Stockholders’ Deficit	(524,385)	(613,856)

Total Liabilities and Stockholders’ Deficit	$189,926	$123,044

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016

Revenues:
Consulting fees	$431,018	$448,450
Consulting fees, related parties	1,648,050	1,267,072
Management Fee	55,200	-
Total revenues	2,134,268	1,715,522

Cost of Sales
Consulting expense	777,300	520,297
Consulting expense, related parties	293,500	297,000
Total cost of sales	1,070,800	817,297

Gross Profit	1,063,468	898,225

Operating expenses:
General and administrative	867,722	784,778
Total operating expenses	867,722	784,778

Income from operations	195,746	113,447

Other Income (Expense)
Other income	-	15,000
Gain on disposal of fixed assets	5,277	-
Interest expense	(33,578)	(22,128)
Loss on Settlement	-	(11,438)
Total other income (expense), net	(28,301)	(18,566)

Income before income taxes	167,445	94,881
Income taxes provision	77,974	37,023

Net (loss) Income	$89,471	$57,858

Net income (loss) per common share
Basic and diluted	$0.01	$0.00

Weighted average common shares outstanding
Basic and diluted	14,445,363	14,445,363

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common stock		paid in	(Accumulated	stockholders’
	Shares	Amount	capital	deficit)	deficit

BALANCE, DECEMBER 31, 2015	1,445,363	$14,445	$(902,272)	$216,113	$(671,714)

Net income	-	-	-	57,858	57,858

BALANCE, DECEMBER 31, 2016	1,445,363	$14,445	$(902,272)	$273,971	$(613,856)

Net income	-	-	-	89,471	89,471

BALANCE, DECEMBER 31, 2017	1,445,363	$14,445	$(902,272)	$363,442	$(524,385)

The accompanying notes are an integral part of these financial statements.

ASAP EXPO, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
Operating Activities:
Net Income (loss)	$89,471	$57,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	11,086	10,474
Gain on disposal of fixed assets	(5,277)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	272,967	(107,986)
Accrued expenses - officer	42,000	-
Income tax payable	48,350	(18,121)
Due from affiliated companies	8,727	87,695

Net cash provided by (used in) operating activities	467,324	29,920

Investing Activities:
Acquisitions of property and equipment	(7,239)	(3,655)

Net cash provided by (used in) investing activities	(7,239)	(3,655)

Financing Activities:
Payments on auto loan	(3,752)	(4,905)
Payments on equipment loan	-	(5,271)
Proceeds from borrowings on line of credit from officers	376,298	195,000
Repayments of borrowings on line of credit from officers	(775,110)	(225,000)

Net cash provided by (used in) financing activities	(402,564)	(40,176)

Net increase (decrease) in cash	57,521	(13,911)

Cash, beginning of period	32,761	46,672

Cash, end of period	$90,282	$32,761

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$1,452	$513
Income taxes	$29,624	$55,144

Non-cash investing and financing activities:
Vehicle purchased through auto loan	$22,789	$17,570
Loan paid by vehicle trade-in	$6,130	$-
Accrued interest transferred to line of credit, officers	$-	$(312,750)
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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has no cash equivalents as of December 31, 2017 and 2016, respectively.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At December 31, 2017, the Company had a stockholders’ deficit of $524,385 and a negative working capital of $574,588, which mainly resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

EARNINGS PER SHARE

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. As of December 31, 2017 and 2016, the Company did not have any potentially dilutive instruments.

RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

As of December 31, 2017, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Equipment consists of the following:

	December 31,	December 31,
	2017	2016
Furniture & Fixtures	$35,812	$35,159
Computer and office Equipment	10,510	6,740
Automobile	27,657	24,527
Leasehold Improvements	24,527	21,710
	98,506	88,136
Less: Accumulated depreciation	(19,743)	(27,461)
	$78,763	$60,675

For the year ended December 31, 2017 and 2016, depreciation expenses were $11,086 and $10,474, respectively. During year ended December 31, 2017, an automobile with net asset value of $5,723 was disposed.

NOTE 3 - RELATED PARTY TRANSACTIONS

At December 31, 2017 and 2016, ASAP Expo was owed $20,881 and $29,608 including consulting fee and reimbursable expenses from affiliated companies in which ASAP Expo’s officers are also owners and officers. The advance expenses have no written note, are non-interest bearing and payable on demand to the Company and expected to be paid within one year.

For the year ended December 31, 2017 and 2016, consulting fees from affiliates were $1,648,050 and $1,267,072, respectively.

For the year ended December 31, 2017 and 2016, consulting expense to related parties were $293,500 and $297,000, respectively.

The Company has a revolving line of credit totaling $1,800,000 with its officer, Frank Yuan, CEO and Jerome Yuan, his son. The line of credit bears interest at 6% per annum and is due upon demand, as amended. On December 31, 2014, the convertible note was amended to waive the right of conversion and will be used as a line of credit. During fiscal 2017 and 2016, the Company incurred interest expense totaling $32,100 and $21,441 in connection with the line of credit. The balance of the line of credit as of December 31, 2017 was $212,140 and the accrued interest on the line of credit was $32,100. The balance of the line of credit as of December 31, 2016 was $610,952 including accrued interest of $312,750 which was transferred to the principal at December 31, 2016.

Currently, the Company is leasing office space from its officer under a month by month basis. The lease provides for monthly lease payments of $3,500.  As of December 31, 2017 and 2016, accrued rent expense was $42,000 and $0, respectively.

The son of the Company’s officer (“Son”) receives salary from the Company for work performed. During year 2017 and 2016, The Son received a total salary of $160,000 and $180,000, respectively.

A brother of the Company’s officer (“Brother”) is receiving consulting fees from the Company for work performed. During year 2017 and 2016, the Brother earned a total consulting fee of $0 and $72,000, respectively.

NOTE 4 - AUTO LOAN

In April 2017, the Company traded-in its old vehicle for a new vehicle with a financing agreement of $4,868 down and 2.39% interest. Future minimum payments and the obligations due under the auto loan are as follows:

For the Year Ended December 31:
2018	$4,003
2019	4,100
2020	4,199
2021	4,300
2022	3,662
Less Current Portion	(4,003)
Long Term Portion	$16,261

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

For the Year Ended December 31:
2018	$704
2019	717
2020	732
2021	746
2022	761
Thereafter	$22,358

NOTE 6 - INCOME TAXES

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings and therefore, we do not anticipate the impact of a transition tax. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, and no later than fiscal year end December 31, 2018.

The income taxes provision for the year ended December 31, 2017 consists of current income taxes of $84,684 and over-accrued federal taxes from 2016 of $8,310.

At December 31, 2017 and 2016, deferred tax assets were immaterial.

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016

Income tax at U.S. statutory rate (34%)	$56,932	$31,856
State tax	9,769	5,466
Prior period under-accrual (over-accrual)	(8,310)	(2,194)
Nondeductible expenses	19,583	9,185
Change in valuation allowance	-	(7,290)
	$77,974	$37,023

Uncertain Tax Positions

Interest associated with unrecognized tax benefits is classified as income tax and penalties are included in selling, general and administrative expenses in the statements of operations and comprehensive income.

For the year ended December 31, 2017 and 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses. The Company’s 2014, 2015, and 2016 tax years remain subject to examination by the U.S. tax authorities.

NOTE 7 - SHAREHOLDERS’ DEFICIT

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

At December 31, 2017 and 2016, the Company had 14,445,363 shares issued and outstanding at par value $0.001 per share.

NOTE 8 - COMMITMENT

Starting January 1, 2014, the Company leased office space from its officer under a month by month basis. The lease provides for monthly lease payments of $3,500.

NOTE 9 – CONCENTRATION

For the year ended December 31, 2017, five customers accounted for 75% (21.4% 16.3%, 16.0%, 11.2% and 10.1%) of the Company’s consulting fee income, four of which are affiliates of the Company.  For the year ended December 31, 2016, four customers accounted for 88.4% (29.7%,, 26.1% 22.2%, and 10.4%) of the Company’s consulting fee income, three of which is an affiliate of the Company. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations.

NOTE 10 – SUBSEQUENT EVENT

On April 12, 2018, Frank and Vicky Yuan converted $144,445 of note payable to 144,445,000 shares, then sold and transferred their 144,445,000 shares, representing 90% of the Company, to GreenBox POS, LLC, a San Diego based High-Tech company.

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

ASAP EXPO, INC.

Date: April 19, 2018	By:	/s/ Frank Yuan
Frank Yuan
Chief Executive Officer and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Frank S. Yuan	Date: April 19, 2018
Frank S. Yuan
Director