Form 10-Q
period 2018-03-31
ASAP Expo, Inc.
filed 2018-05-21
CIK 1419275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Issuer’s telephone number: (213) 625-1200

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

Number of shares outstanding of the issuer’s classes of common equity, as of May 15, 2018, 14,445,363 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP EXPO, INC.
BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)

ASSETS
Current Assets
Cash	$236,750	$90,282
Due from affiliated companies	106,990	20,881
Total Current Assets	343,740	111,163

Furniture and equipment, net	75,760	78,763

Total Assets	$419,500	$189,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$325,316	$342,924
Accrued expenses – officer	52,500	42,000
Auto loan, current	4,027	4,003
Income tax payable	140,533	84,684
Line of credit, officers	198,492	212,140
Due to affiliated company	70,000	-
Total Current Liabilities	790,868	685,751

Long-Term Liabilities
Auto loan, noncurrent	15,245	16,261
Equipment loan, noncurrent	12,299	12,299
Total Long-Term Liabilities	27,544	28,560

Total Liabilities	818,412	714,311

Stockholders’ Deficit
Preferred stock, 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $.001 par value, 495,000,000 shares authorized, 14,445,363 and 14,445,363 shares issued and outstanding at March 31, 2018 and December 31, 2017	14,445	14,445
Additional paid in capital	(902,272)	(902,272)
Retained earnings	488,915	363,442
Total Stockholders’ Deficit	(398,912)	(524,385)

Total Liabilities and Stockholders’ Deficit	$419,500	$189,926

The accompanying notes are an integral part of these condensed unaudited financial statements.

ASAP EXPO, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

Revenues:
Consulting fees	$53,544	$215,000
Consulting fees, related parties	279,500	154,500
Management fee	-	19,200
Management fee, related parties	255,161	-
Total revenues	588,205	388,700

Cost of Sales
Consulting expense	99,500	252,000
Total cost of sales	99,500	252,000

Gross Profit	488,705	136,700

Operating expenses:
General and administrative	304,006	136,456
Total operating expenses	304,006	136,456

Income from operations	184,699	244

Other Income (Expense)
Interest expense	(3,214)	(9,241)
Total other income (expense), net	(3,214)	(9,241)

Income before income taxes	181,485	(8,997)
Income taxes provision	56,012	800

Net (loss) Income	$125,473	$(9,797)

Net income (loss) per common share
Basic and diluted	$0.01	$(0.00)

Weighted average common shares outstanding
Basic and diluted	14,445,363	14,445,363

The accompanying notes are an integral part of these condensed unaudited financial statements.

ASAP EXPO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Operating Activities:
Net Income (loss)	$125,473	$(9,797)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,003	2,741
Gain on disposal of fixed assets	-	-
Changes in operating assets and liabilities:
Prepaid expenses and deposit	-	(50,000)
Accounts payable and accrued expenses	(17,608)	(19,859)
Accrued expenses – officer	10,500	10,500
Income tax payable	55,849	800
Due from affiliated companies	(86,109)	(41,648)

Net cash provided by (used in) operating activities	91,108	(107,263)

Net cash provided by (used in) investing activities	-	-

Financing Activities:
Payments on auto loan	(992)	(1,227)
Advance from (Repayment to) affiliated company	70,000	-
Outstanding checks payable	-	70,928
Proceeds from borrowings on credit line from officers	-	5,001
Repayments of borrowings on credit line from officers	(13,648)	-

Net cash provided by (used in) financing activities	55,360	74,702

Net increase (decrease) in cash	146,468	(32,561)

Cash, beginning of period	90,282	32,761

Cash, end of period	$236,750	$200

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$219	$103
Income taxes	$163	$-

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

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

The balance sheets and certain comparative information as of December 31, 2017 are derived from the audited financial statements and related notes for the year ended December 31, 2017 (“2017 Annual Financial Statements”), included in the Company’s 2017 Annual Report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the 2017 Annual Financial Statements.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has no cash equivalents as of March 31, 2018 and December 31, 2017, respectively.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At March 31, 2018, the Company had a stockholders’ deficit of $398,912 and a negative working capital of $447,128, which mainly resulted from the accumulated deficit of its former parent company that was transferred to the Company upon its spin-off from the parent company, and a lack of profitable operating history. The Company hopes to increase revenues from its real estate business and financial advisory services business. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

EARNINGS PER SHARE

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings/loss per share is the same as the basic earnings/loss per share for the three months ended March 31, 2018 and 2017, as there are no potential shares outstanding that would have a dilutive effect.

NOTE 2 - PROPERTY AND EQUIPMENT

Equipment consists of the following:

	March 31,	December 31,
	2018	2017
Furniture & Fixtures	$35,812	$35,812
Office Equipment	10,510	10,510
Automobile	27,657	27,657
Leasehold Improvements	24,527	24,527
	98,506	98,506
Less: Accumulated depreciation	(22,746)	(19,743)
	$75,760	$78,763

NOTE 3 - RELATED PARTY TRANSACTIONS

At March 31, 2018 and December 31, 2017, ASAP Expo was owed $106,990 and $20,881 from affiliated companies in which ASAP Expo’s officers are also owners and officers. The advance has no written note, is non-interest bearing and payable on demand to the Company and expected to be paid within one year.

At March 31, 2018, ASAP Expo owed $70,000 to an affiliated company in which ASAP Expo’s officers are also owners and officers. The advance has no written note, is non-interest bearing and payable on demand.

For the three months ended March 31, 2018 and 2017, consulting and management fees from affiliates was $534,661 and $154,500, respectively.

The Company has a revolving line of credit totaling $1,800,000 with Frank Yuan, CEO and Jerome Yuan, his son. The line of credit bears interest at 6% per annum and is due upon demand, as amended. On December 31, 2014, the convertible note was amended to waive the right of conversion and will be used as a line of credit. During the three months ended March 31, 2018 and 2017, the Company incurred interest expense totaling $2,941 and $9,088 in connection with the Line. The balance of the credit line as of March 31, 2018 was $198,492 and the accrued interest on the line of credit was $35,041. The balance of the credit line as of December 31, 2017 was $212,140 and the accrued interest was $32,100.

Currently, the Company is leasing office space from its officer under a month by month basis. The lease provides for monthly lease payments of $3,500 for its current officer space and $5,000 for a new office space. The Company will move into the new office space once renovation is completed.

The son of the Company’s officer (“Son”) receives salary from the Company for work performed. During three months ended March 31, 2018 and 2017, The Son received salary of $60,000 and $0, respectively.

NOTE 4 - AUTO LOAN

In April 2017, the Company traded-in its old vehicle for a new vehicle with a financing agreement of $4,868 down and 2.39% interest. Future minimum payments and the obligations due under the auto loan are as follows:

For the Year Ended December 31:
2018	$2,674
2019	4,091
2020	4,190
2021	4,292
2022	4,025
Less Current Portion	(4,027)
Long Term Portion	$15,245

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

For the Year Ended December 31:
2018	$690
2019	704
2020	717
2021	732
2022	746
2023	761
Thereafter	22,358

NOTE 6 - INCOME TAXES

The income taxes provision for the three months ended March 31, 2018 consists of current income tax of $56,012.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits is classified as income tax and penalties are included in selling, general and administrative expenses in the statements of operations and comprehensive income.

For the three and the three months ended March 31, 2018 and 2017, the Company had no unrecognized tax benefits and related interest and penalties expenses. The Company’s 2014, 2015, 2016 and 2017 tax years remain subject to examination by the U.S. tax authorities.

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

At March 31, 2018 and December 31, 2017, the Company had 14,445,363 shares issued and outstanding at par value $0.001 per share.

NOTE 8 - COMMITMENT

Starting January 1, 2014, the Company leased office space from its officer, Frank Yuan under a month by month basis. The lease provides for monthly lease payments of $3,500.

Starting March 1, 2018, the Company leased a new office space from its officer, Frank Yuan under a month by month basis. The lease provides for monthly lease payments of $5,000.  The Company will move into the new office space once renovation is completed.

NOTE 9 - CONCENTRATION

For the three months ended March 31, 2018, five customers accounted for 85% (28%, 19%, 13%, 13% and 12%) of the Company’s consulting and management fee income, all of which are affiliates of the Company.  For the three months ended March 31, 2017, two customers accounted for 84% (55% and 29%) of the Company’s consulting fee income, one of which is affiliate of the Company. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations.

NOTE 10 – SUBSEQUENT EVENT

On April 12, 2018, Frank Yuan converted $144,445 of the line of credit to 144,445,000 shares, then sold and transferred his 144,445,000 shares, representing 90% of the Company, to GreenBox POS, LLC, a San Diego based High-Tech company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

The Company’s clients include a concentration of two to three main clients. Our concentration of clients does provide a risk for revenue growth. The Company has established strong relationships with our clients. Our business and client relationships, and our culture and philosophy are firmly centered on putting the clients’ interests first. We have been building strong reputations in the hospitality industry which is bringing several new potential clients. We expect to have steady revenue stream from our 3 major clients while building new client base for future revenue growth. We believe that our product offerings, asset management services, client diversification, expertise in a property types and national platform have the potential to create a sustainable revenue stream within the U.S. commercial real estate sector.

During the three months ended March 31, 2018, the Company earned consulting fees of $333,044 including $279,500 from affiliated companies, as compared to consulting fees of $369,500 for the same period last year of which $154,500 was from affiliated companies. During the first quarter of 2018, the Company also earned management fees of $255,161 from affiliates as compared to management fee of $19,200 for the same period last year. The lower consulting fee in the first quarter of 2018 was mainly because the Company received mostly regular consulting fees in the first quarter of 2018 versus closing one big hotel acquisition deal in the same period last year. The increase in management fees in the first quarter of 2018 was mainly because hotel management fees used to be paid to another company owned by its officers.

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

For the three months ended March 31, 2018, the Company incurred consulting expense of $99,500 for providing advisory services in real estate acquisition as compared to $252,000 for the same period last year. The lower consulting expense in the first quarter of 2018 was mainly because the Company incurred mostly regular consulting expenses in the first quarter of 2018 versus paying a larger sum of consulting expense related to the closing of one big hotel acquisition deal in the first quarter of 2017 mentioned above.

Operating Expenses

General and administrative (“G&A”) expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

For the three months ended March 31, 2018, G&A expenses increased by $167,550 or 122.8% to $304,006 compared to $136,456 for the same period last year. The increase in the first quarter of 2018 was mainly due to higher payroll expense and related employee benefits and insurance as one highly paid manager was put back on payroll and more employees were hired for managing more hotels, higher professional fees related to the fees paid to a crowd funding platform for fund raising, higher staff travel expense for managing more hotels and the new office rental starting in March 2018,

Interest Expense

Interest expense decreased to $3,214 during the three months ended March 31, 2018 from $9,241 for the same period last year. The decrease in interest expense was mainly due to the decrease in average balances of the officer line of credit.

Net Income

The Company recorded a net income of $125,473 for the three months ended March 31, 2018 as compared to a net loss of $9,797 for the same period last year. The increase in net income was mainly due to the higher gross profit and lower consulting expense, offset by higher G&A expenses and higher income taxes provision.

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

Liquidity and Capital Resources

Our working capital for the periods presented is summarized as follows:

	As of March 31, 2018 ($)	As of December 31, 2017 ($)
Current assets	$343,740	$111,163
Current liabilities	790,868	685,751
Working capital	$(447,128)	$(574,588)

The following table shows cash flows for the periods presented:

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$91,108	$(107,263)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	55,360	74,702
Net increase (decrease) in cash	$146,468	$(32,561)

Operating Activities

For the three months ended March 31, 2018, net cash provided by operating activities was $91,108. This was primarily due to a net income of $125,473, adjusted by non-cash related expenses of depreciation of $3,003, then decreased by unfavorable changes in working capital of $37,368. The unfavorable changes in working capital resulted from an increase in due from affiliated companies of $86,109 and a decrease in accounts payable and accrued expenses of $17,608, offset by an increase in accrued expenses-officer of $10,500 and an increase in income tax payable of $55,849.

For the three months ended March 31, 2017, net cash used in operating activities was $107,263. This was primarily due to a net loss of $9,797, adjusted by non-cash related expenses of depreciation of $2,741, then decreased by unfavorable changes in working capital of $100,207. The unfavorable changes in working capital mainly resulted from a deposit of $50,000 for office building, an increase in due from affiliated companies of $41,648 and a decrease in accounts payable and accrued expenses of $19,859, offset by an increase in accrued expenses-officer of $10,500 and an increase in income tax payable of $800.

Financing activities

For the three months ended March 31, 2018, net cash provided by financing activities was $55,360 which was mainly due to an advance from affiliated company of $70,000, offset by net repayment to line of credit from officer of $13,648 and payments on auto loan of $992.

For the three months ended March 31, 2017, net cash provided by financing activities was $74,702 which was mainly resulted from net proceeds from line of credit from officer of $5,001 and the outstanding checks payable of $70,928, offset by payments on auto loan of $1,227.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of March 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

ASAP EXPO, INC. (Registrant)

Date: May 21, 2018	By:	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer