Form 10-Q
period 2018-06-30
GreenBox POS, LLC
filed 2018-09-06
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number: 001-51554

GREENBOX POS LLC

 (Exact name of small business issuer as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

9436 Jacob Lane, Rosemead, CA 91770	91770
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (213) 625-1200

ASAP Expo, Inc.

(Former Name of Registrant)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting	Smaller reporting company ☒
company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Number of shares outstanding of the issuer’s classes of common equity, as of September 4, 2018, 158,890,363 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENBOX POS LLC

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash of discontinued operations	$-	$90,282
Due from affiliated companies of discontinued operations	-	20,881
Total current assets of discontinued operations	-	111,163

Furniture and equipment of discontinued operations, net	-	78,763

Total Assets of Discontinued Operations	-	$189,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses of discontinued operations	$-	$342,924
Accrued officer expenses of discontinued operations	-	42,000
Auto loan of discontinued operations, current	-	4,003
Income tax payable of discontinued operations	259,717	84,684
Line of credit, officers of discontinued operations	-	212,140
Total Current Liabilities of Discontinued Operations	259,717	685,751

Long-Term Liabilities
Auto loan of discontinued operations, noncurrent	-	16,261
Equipment loan of discontinued operations, noncurrent		12,299
Total Long-Term Liabilities of Discontinued Operations	-	28,560

Total Liabilities	259,717	714,311

Stockholders’ Deficit
Preferred stock, 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.001 par value, 495,000,000 shares authorized, 158,890,363 and 14,445,363 shares issued and outstanding at June 30, 2018 and December 31, 2017	158,890	14,445
Additional paid in capital	4,731,083	(902,272)
Retained earnings	(5,149,690)	363,442
Total Stockholders’ Deficit	(259,717)	(524,385)

Total Liabilities and Stockholders’ Deficit	-	$189,926

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS LLC

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	-	-	-	-

Cost of Sales	-	-	-

Gross Profit	-	-	-	-

Operating Expenses:

Net (loss) income from continuing operations	$-	$-	$-	$-

Net (loss) income from discontinued operations, net of income taxes	(5,638,604)	43,555	(5,513,132)	33,758

Net income (loss)	$(5,638,604)	$43,555	$(5,513,132)	$33,758

Net income (loss) per common share
Income from continuing operations per basic and diluted common share	$0.00	$0.00	$0.00	$0.00
Income from discontinued operations per basic and diluted common share	(0.04)	0.00	(0.07)	0.00
Basic and diluted	$(0.04)	$0.00	$(0.07)	$0.00

Weighted average common shares outstanding
Basic and diluted	139,842,671	14,445,363	77,490,418	14,445,363

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS LLC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Operating Activities:
Net Income (loss) from continuing operations	$-	$-
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation expense	-	-
Capital gain	-	-
Changes in operating assets and liabilities
Accounts receivable	-	-
Prepaid expenses and other current assets	-	-
Accounts payable and accrued expenses	-	-
Income tax payable	119,184	38,147
Net cash provided by (used in) operating activities - continuing operations	119,184	38,147
Net cash provided by (used in) operating activities - discontinued operations	84,058	28,680
Net cash provided by (used in) operating activities	203,242	66,827

Investing Activities:
Acquisitions of furniture and equipment	-	-
Due from affiliated companies	-	-

Net cash provided by (used in) investing activities - continuing operations	-	-
Net cash provided by (used in) investing activities - discontinued operations	(135,431)	(59,346)
Net cash used in investing activities	(135,431)	(59,346)

Financing Activities:
Payments on auto loan	-	-
Bank overdraft	-	-
Proceeds from borrowings on note payable from officers	-	-
Repayments of borrowings on note payable form officers	-	-

Net cash provided by (used in) financing activities – continuing operations	-	-
Net cash provided by (used in) financing activities – discontinued operations	(158,093)	(40,042)
Net cash provided by (used in) financing activities	(158,093)	(40,042)

Net increase (decrease) in cash	(90,282)	(32,561)

Cash, beginning of period	90,282	32,761

Cash, end of period	$-	$200

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$439
Income taxes	$-	$800

Non-cash investing and financing activities
Vehicle purchased through auto loan	$-	$22,789
Conversion of Line of credit, officers to shares of common stock	$144,445	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

GreenBox POS LLC (“GreenBox” or the “Company”) was originally incorporated on April 10, 2007 under the laws of the State of Nevada as ASAP Expo, Inc. Prior to July 2011, the investment banking services division was the core business of ASAP Expo. ASAP Expo helped small and medium sized businesses raise funds and promote business through capital markets. In July 2011, ASAP Expo transitioned its core business to providing real estate advisory services from investment banking advisory services for Chinese companies and high net worth individuals.

On March 23, 2018, Frank Yuan, the controlling shareholder of ASAP Expo, Inc., entered into a stock purchase agreement whereby it sold 144,445,000 shares of ASAP Expo Inc.’s common stock to GreenBox POS LLC, a Washington limited liability company, representing 90% of ASAP Expo, Inc.’s issued and outstanding common stock. Pursuant to this transaction, on April 12, 2018, ASAP Expo, Inc. entered into an asset purchase agreement whereby it assigned the entirety of its assets to ASAP Property Holdings, Inc. in consideration of assumption of the entirety of its liabilities, and ceased any and all business operations.

The transaction contemplated in the March 23rd stock purchase agreement was closed on May 3, 2018, and a change of control of ASAP Expo, Inc. was effected. Thereafter, the Company changed its name to “GreenBox POS LLC.” The Company currently has no operations.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Unaudited Interim Financial Information

These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

The balance sheets and certain comparative information as of December 31, 2017 are derived from the audited financial statements and related notes for the year ended December 31, 2017 (“2017 Annual Financial Statements”), included in the Company’s 2017 Annual Report on Form 10-K. These unaudited interim condensed financial statements should be read in conjunction with the 2017 Annual Financial Statements.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has cash equivalents of $0 and $90,282 as of June 30, 2018 and December 31, 2017, respectively.

GOING CONCERN

As shown in the accompanying financial statements and as discussed in Note 2, all assets and liabilities of the Company were acquired on April 12, 2018. As a result, all operations of the Company have been removed, raising substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. Management believes the Company’s revenue recognition policies conform to ASC 606.

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

EARNINGS PER SHARE

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings/loss per share is the same as the basic earnings/loss per share for the three and six months ended June 30, 2018 and 2017, as there are no potential shares outstanding that would have a dilutive effect.

NOTE 2 – DISCONTINUED OPERATIONS

On April 12, 2018, ASAP Property Holdings Inc. (“Holdings”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with the Company, to acquire all the assets and all liabilities of the Company (the “Acquired Assets”).  On April 12, 2018, the Company completed the sale of its Acquired Assets in an asset purchase transaction (the “Transaction”) pursuant to the terms and conditions of the Purchase Agreement.

As a result of the consummation of the Purchase Agreement, on April 12, 2018, in consideration for the Acquired Assets, Holdings paid the Company $0 in cash and assumed $234,605 of liabilities in excess of assets.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows:

Cash	$77,292
Petty Cash	200
Other Receivables	30,790
Accounts Receivable from Affiliates	156,312
Fixed Assets	-
Accounts Payable	(218,195)
Payroll & Payroll Tax	(68,801)
Accrued Expenses	(91,224)
Accrued Interest – Solar Equipment	(262)
Other Accrued Interest	(35,432)
Auto Loan	(4,034)
Promissory Note	(54,048)
Auto Loan	(14,905)
Equipment Loan – Solar Equipment	(12,298)
Total	$(234,605)

Losses from discontinued operations during the three and six months ended June 30, 2018 are $5,638,604 and $5,513,132 respectively.

Holdings agreed to assume responsibility for and fulfill the tax obligations of the Company. Holdings agrees to indemnify and hold harmless the Company for any liability, costs, and/or fees incurred due to Holdings’ failure to fulfill such obligations. Accrued income taxes of $259,717 are recorded as Income tax of discontinued operations payable on the balance sheets.

The Transaction has resulted in the removal of all operations in the Company.

Below is a reconciliation of the major classes of line items constituting profit (loss) on discontinued operations that are disclosed in Statements of Operations for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Revenues
Consulting fees	$95,290	$460,300	$428,334	$829,800
Management Fee	-	24,000	255,161	43,200
Total revenues	95,290	484,300	683,495	873,000

Cost of Sales
Consulting expense	21,000	141,700	120,500	393,700
Total cost of sales	21,000	141,700	120,500	393,700

Gross Profit	74,290	342,600	562,995	479,300

Operating expenses:
General and administrative	118,923	256,086	422,929	392,542
Total operating expenses	118,923	256,086	422,929	392,542

Income from discontinued operations	(44,633)	86,514	140,066	86,758

Other Income (Expense)
Net gain on asset purchase agreement	159,848	-	159,848	-
Gain on sale of fixed assets	-	5,277	̶	5,277
Loss on settlement of debt	(5,633,355)	-	(5,633,355)	-
Interest expense	(479)	(10,089)	(3,695)	(19,330)
Total other income (expense, net)	(5,473,986)	(4,812)	(5,477,202)	(14,053)

Income before income taxes	(5,518,619)	81,702	(5,337,136)	72,705
Income taxes provision	119,985	38,147	175,996	38,947

Net (loss) Income from Discontinued Operations	$(5,638,604)	$43,555	$(5,513,132)	$33,758

The following table summarizes the operating and investing cash flows of discontinued operations for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30
	2018	2017
Operating Activities:
Net Income (loss) from discontinued operations	$(5,513,132)	$33,758
Adjustments to reconcile net income from discontinued operations to net cash provided by operating activities:
Depreciation expense	4,004	5,092
Capital gain	-	(5,277)
Assets distributed in asset purchase agreement, net	(159,848)	-
Loss on settlement of debt	5,633,355	-
Conversion of line of credit to common stock	144,445	-
Changes in operating assets and liabilities
Accounts receivable	-	(6,000)
Prepaid expenses and other current assets	(30,791)	(50,000)
Accounts payable and accrued expenses	19,673	51,107
Accrued expenses – officer	(13,648)	-
Income tax payable	119,184	38,147

Net cash provided by (used in) operating activities	203,242	66,827

Investing Activities:
Furniture and equipment sold in asset purchase agreement	(135,431)	-
Acquisitions of furniture and equipment	-	(3,214)
Due from affiliated companies	-	(56,132)

Net cash used in investing activities	(135,431)	(59,346)

Financing Activities:
Payments on auto loan	-	(1,786)
Bank overdraft	-	59,409
Proceeds from borrowings on note payable from officers	-	285,112
Repayments of borrowings on note payable form officers	(158,093)	(382,777)

Net cash provided by (used in) financing activities	(158,093)	(40,042)

Net increase (decrease) in cash	(90,282)	(32,561)

Cash, beginning of period	90,282	32,761

Cash, end of period	$-	$200

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$439
Income taxes	$-	$800

Non-cash investing and financing activities
Vehicle purchased through auto loan	$-	$22,789
Conversion of Line of credit, officers to shares of common stock	$144,445	$-

NOTE 3 - PROPERTY AND EQUIPMENT

Equipment consists of the following:

	June 30,	December 31,
	2018	2017
Furniture & Fixtures	$-	$35,812
Office Equipment	-	10,510
Automobile	-	27,657
Leasehold Improvements	-	24,527
	-	98,506
Less: Accumulated Depreciation	-	(19,743)
	-	78,763

Furniture and equipment were sold in the Transaction.

NOTE 4 - RELATED PARTY TRANSACTIONS

At June 30, 2018 and December 31, 2017, GreenBox was owed $0 and $20,881 from affiliated companies in which GreenBox’s officers are also owners and officers. The advance has no written note, is non-interest bearing and payable on demand to the Company and expected to be paid within one year.

The Company had a revolving line of credit totaling $1,800,000 with Frank Yuan, CEO and Jerome Yuan, his son. The line of credit bore interest at 6% per annum and was due upon demand, as amended.  On December 31, 2014, the convertible note was amended to waive the right of conversion and was to be used as a line of credit. On April 12, 2018, Frank Yuan converted $144,445 of the line of credit to 144,445,000 shares. During the six months ended June 30, 2018 and 2017, the Company incurred interest expense totaling $3,333 and $18,842 in connection with the Line. The balance of the credit line as of June 30, 2018 was $0 and the accrued interest on the line of credit was $0. The balance of the credit line as of December 31, 2017 was $212,140 and the accrued interest was $32,100.

The son of the Company’s officer (“Son”) receives salary from the Company for work performed. During three months ended June 30, 2018 and 2017, the Son received salary of $20,000 and $40,000, respectively.

On April 12, 2018, the Company entered into an asset purchase agreement whereby it assigned the entirety of its assets to ASAP Property Holdings, Inc., an affiliated entity owned and operated by Frank Yuan, in consideration of assumption of the entirety of its liabilities.

NOTE 5 - AUTO LOAN

In April 2017, the Company traded-in its old vehicle for a new vehicle with a financing agreement of $4,868 down and 2.39% interest, which was purchased in conjunction with the Transaction. As of June 30, 2018, there are no minimum payments or obligations due by the Company under the auto loan.

NOTE 6 - EQUIPMENT LOAN

In September 2015, the Company installed a solar system on its leased office for $17,570 with a 30-year loan at 5.49% interest. Each payment date, the Company will pay at least the “Total Amount Due” that is displayed on the monthly bill. The Total Amount Due will be the sum of all past due amounts plus the “Current Monthly Payment” that will be displayed on the monthly bill. Current Monthly Payments will be calculated as follows: the amount of kWh produced for the preceding month by the system; multiplied by the applicable agreed Equivalent Rate per kWh. The “Equivalent Rate per kWh” is based upon 5 factors: 1) the loan balance (which includes any accrued interest); 2) the Loan Term; 3) the applicable APR; 4) the expected production of the system; and 5) 2.50 % kWh annual rate escalator. The expected production of the system is an estimate, the actual payments could be higher or lower depending on the actual production from the system. If there is a remaining balance at the end of the loan term, the outstanding balance can be refinanced for an additional 12 months or for a term that is required by law. The equipment loan was acquired by Holdings in the Transaction. As of June 30, 2018, there are no estimated future Current Monthly Payments owed by the Company.

NOTE 7 - INCOME TAXES

The income taxes provision for the six months ended June 30, 2018 consists of current income tax of $175,996.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits is classified as income tax and penalties are included in selling, general and administrative expenses in the statements of operations and comprehensive income.

For the three and the six months ended June 30, 2018 and 2017, the Company had no unrecognized tax benefits and related interest and penalties expenses. The Company’s 2014, 2015, 2016 and 2017 tax years remain subject to examination by the U.S. tax authorities.

NOTE 8 - SHAREHOLDERS’ DEFICIT

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

On April 12, 2018, Frank Yuan converted $144,445 of the line of credit to 144,445,000 shares of the Company’s common stock at a price of $0.001 per share.  The total fair value of the 144,445,000 shares of common stock was $5,777,800. This resulted in a loss on the settlement of debt in the amount of $5,633,355.

At June 30, 2018 and December 31, 2017, the Company had 158,890,363 and 14,445,363 shares, respectively, issued and outstanding at par value $0.001 per share.

NOTE 9 - SUBSEQUENT EVENT

In preparing the condensed consolidated financial statements as of and for the three and six months ended June 30, 2018, the Company has evaluated subsequent events for recognition and measurement purposes. The Company has concluded that the following events require disclosure in the accompanying consolidated financial statements:

Asset Purchase Agreement

On September 4, 2018, the Company came to a preliminary understanding with GreenBox POS LLC, a Washington limited liability company that is the majority shareholder of the Company, pursuant to which it will be assigned any and all assets related to its blockchain gateway and payment system business, point of sale system business, delivery business, kiosk business (collectively, the “Business”), and all intellectual property thereto in consideration of assuming any and all liabilities related to the Business. No agreement has been signed as of this date but the parties are endeavoring to finalize the transaction within thirty (30) days of September 4, 2018.

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

OVERVIEW

GreenBox POS LLC (“GreenBox” or “The Company” or “Our” or “We”) mission was to be the bridge between China and the Western world. GreenBox is a holding company that assisted Chinese institutional and high net worth individuals with acquisition advisory and asset management of U.S. hotels.

Our investors included AVIC International USA, Junson Capital, Urban Commons, Sky Harbor Management, Shenzhen New World, American Curvet, and USA Heritage.

From August 2010 until now, our group has provided consulting services regarding purchasing 20 hotels primarily in California, Florida, Colorado, Connecticut, Georgia and Michigan. Hotel brands include Marriott, Hilton, Westin, Doubletree by Hilton, Four Points by Sheraton, and Holiday Inn.

As shown in the accompanying financial statements and as discussed in Note 2, all assets and liabilities of the Company were acquired on April 12, 2018 by a related party. As a result, all operations of the Company have been removed.

RESULTS OF OPERATIONS

Net Income

The Company recorded a net loss of $5,513,132 for the three months ended June 30, 2018 as compared to a net income of $43,555 for the same period last year. The decrease in net income was mainly due to a loss on settlement of debt and the cessation of operations of the Company after consummation of the Transaction on April 12, 2018, which was partially offset by Other Income resulting from the Transaction.

The Company recorded a net loss of $5,638,604 for the six months ended June 30, 2018 as compared to a net income of $33,758 for the same period last year. The decrease in net income was mainly due to a loss on settlement of debt and the cessation of operations of the Company after consummation of the Transaction on April 12, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the consummation of the Purchase Agreement, on April 12, 2018, in consideration for the Acquired Assets, Holdings paid the Company $0.00 in cash and assumed $235,605 of liabilities in excess of assets. The Transaction has resulted in the removal of all operations in the Company.

Liquidity and Capital Resources

Our working capital for the periods presented is summarized as follows:

	As of June 30, 2018	As of December 31, 2017
Current assets	$-	$-
Current liabilities	175,033	84,684
Working capital	$(175,033)	$(84,684)

The following table shows cash flows for the periods presented:

	Six Months Ended June 30,
Net cash provided by (used in) operating activities	$203,242	$(107,263)
Net cash provided by (used in) investing activities	(135,431)	-
Net cash provided by (used in) financing activities	(158,093)	74,702
Net increase (decrease) in cash	$(90,282)	$(32,561)

Operating Activities

For the six months ended June 30, 2018, net cash provided by operating activities was $203,242, which resulted from discontinued operations.

For the six months ended June 30, 2017, net cash provided by operating activities was $66,827. This was primarily due to a net income of $33,758, adjusted by non-cash related expenses of depreciation of $5,092 and non-cash capital gain of $5,277, then increased by favorable changes in working capital of $33,255. The favorable changes in working capital resulted from an increase in accounts payable and accrued expenses of $51,107 and income tax payable of $38,147, offset by an increase in prepaid expenses and deposit of $50,000 and accounts receivable of $6,000.

Investing activities

For the six months ended June 30, 2018, net cash used in investing activities was $0.

For the six months ended June 30, 2017, net cash used in investing activities was $59,436. This was primarily due to receivables from an affiliated company of $56,132 and acquisitions of property and equipment of $3,214.

Financing activities

For the six months ended June 30, 2018, net cash used in financing activities was $158,093, which resulted from discontinued operations.

For the six months ended June 30, 2017, net cash used in financing activities was $40,042, which was mainly due to net repayment to note payable of officers of $97,665 and payments on auto loan of $1,786, offset by bank overdraft of $59,409.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, stock based compensation and the valuation of deferred taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. Management believes the Company’s revenue recognition policies conform to ASC 606.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of June 30, 2018.

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

GREENBOX POS LLC (Registrant)

Date: September 5, 2018	By:	/s/ Ben Errez
Ben Errez
Executive Vice President

/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer