Form 10-Q/A
period 2018-06-30
GreenBox POS, LLC
filed 2018-09-10
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1

to

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number: 001-51554

GREENBOX POS LLC

 (Exact name of small business issuer as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2305 Historic Decatur Rd., Suite 100 San Diego, CA	92106
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of the issuer’s classes of common equity, as of September 4, 2018, 158,890,363 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

Explanatory Note

GreenBox POS LLC, a Nevada corporation, (the "Company"), is making this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, solely to correct an error the Company made when the Company erroneously checked the "Yes" box on the cover of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (filed with the Securities and Exchange Commission on September 6, 2018), erroneously indicating that the Company was a shell company.  In checking the box that the Company is not a shell company in this Amendment No. 1 to its Quarterly Report on Form 10-Q, the Company confirms that it is not a shell company (as defined in Rule 405 of the Securities Act of 1933, as amended, and in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits Furnished.

Exhibit #31.1 –  Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit #31.2 –  Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENBOX POS LLC (Registrant)

Date: September 7, 2018	By:	/s/ Ben Errez
Ben Errez
Executive Vice President

/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer