Form 10-Q/A
period 2018-03-31
GreenBox POS, LLC
filed 2018-09-19
CIK 1419275

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

Number of shares outstanding of the issuer’s classes of common equity, as of May 15, 2018, 158,890,363 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

Explanatory Note

GreenBox POS LLC is making this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which was inadvertently executed by Frank Yuan and omitted the signatures of Chief Executive Officer Fredi Nisan and Chairman Ben Errez on the signature page. Additionally, there was a clerical error stating that there were only 14,445,363 Shares of Common Stock outstanding as of May 15, 2018. This Amendment’s purpose is merely to add a conformed signature on the signature page and amend the clerical error stating the incorrect number of shares of common stock issued as of May 15, 2018. No other changes have been made to the original report.

Item 13. Exhibits and Reports on Form 10-Q

(a) Exhibits Furnished.

Exhibit # 31.1 Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act

Exhibit # 32.1 Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENBOX POS LLC (Registrant)

Date: September 18, 2018	By:	/s/ Ben Errez
Ben Errez
Chairman and Executive Vice President

Date: September 18, 2018		/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer