Form 10-Q
period 2018-09-30
GreenBox POS, LLC
filed 2018-11-21
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number: 001-51554

GREENBOX POS LLC

 (Exact name of small business issuer as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2305 Historic Decatur Rd #100, San Diego, CA	92106
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (619) 930-5500

ASAP Expo, Inc.

(Former Name of Registrant)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares outstanding of the issuer’s classes of common equity, as of November 20, 2018, 158,890,363 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENBOX POS LLC

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets
Note receivable from affiliated company – in anticipation of merger	250,000	-
Interest receivable from affiliated company	2,731	-
Current assets of discontinued operations	-	111,163
Total current assets	252,731	111,163

Furniture and equipment of discontinued operations, net	-	78,763

Total Assets	$252,731	$189,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued interest payable	$3,812	$-
Convertible note payable, net of unamortized discount of $115,704 and $0 and unamortized loan origination costs of $3,523 and $0 at September 30, 2018 and December 31, 2018, respectively	134,748	-
Current Liabilities of Discontinued Operations	259,717	685,751
Total current liabilities	398,277	685,751

Long-Term Liabilities
Long-term liabilities of discontinued operations	-	28,560
Total Liabilities	398,277	714,311

Stockholders’ Deficit
Preferred stock, $0.01 par value, 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.001 par value, 495,000,000 shares authorized, 158,890,363 and 14,445,363 shares issued and outstanding at September 30, 2018 and December 31, 2017	158,890	14,445
Additional paid in capital	4,867,314	(902,272)
Retained earnings	(5,171,750)	363,442
Total Stockholders’ Deficit	(145,546)	(524,385)

Total Liabilities and Stockholders’ Deficit	$252,731	$189,926

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS LLC

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses	$-	$-	$-	$-

Other income (expense)
Interest income	2,731	-	2,731	-
Interest expense (including amortization of debt discount of $20,527 and $20,527 respectively	(24,791)	-	(24,791)	-

Net (loss) income from continuing operations	$(22,060)	$-	$(22,060)	$-

Net (loss) income from discontinued operations, net of income taxes	-	22,155	(5,573,082)	55,913

Net income (loss)	$(22,060)	$22,155	$(5,595,142)	$55,913

Net income (loss) per basic and diluted common share
Continuing operations	$(0.00)	$0.00	$0.00	$0.00
Discontinued operations	0.00	0.00	(0.05)	0.00
	$(0.00)	$0.00	$(0.05)	$0.00

Weighted average common shares outstanding
Basic and diluted	158,890,363	14,445,363	104,921,901	14,445,363

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS LLC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net Income (loss) from continuing operations	$(22,060)	$-
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Accretion of discount on convertible note payable	20,527	-
Amortization of debt issuance costs included in interest expense	452	-
Changes in operating assets and liabilities
Interest receivable from affiliated company	(2,731)	-
Accrued interest payable	3,812	-

Net cash provided by (used in) operating activities - continuing operations	-	-
Net cash provided by (used in) operating activities - discontinued operations	92,464	194,177
Net cash provided by operating activities	92,464	194,177

Investing Activities:
Payment for note receivable in anticipation of merger	(250,000)	-

Net cash provided by (used in) investing activities - continuing operations	(250,000)	-
Net cash provided by (used in) investing activities - discontinued operations	(77,492)	2,093
Net cash provided by (used in) investing activities	(327,492)	2,093

Financing Activities:
Proceeds from borrowings on convertible note payable	253,000	-
Payments of loan origination fees	(3,000)	-

Net cash provided by (used in) financing activities – continuing operations	250,000	-
Net cash provided by (used in) financing activities – discontinued operations	(14,972)	(191,449)
Net cash provided by (used in) financing activities	235,028	(191,449)

Net increase (decrease) in cash	-	4,821

Cash, beginning of period	-	32,761

Cash, end of period	$-	$37,582

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$751
Income taxes	$-	$800

Non-cash investing and financing activities
Discount on convertible debt	$136,231	$-
Vehicle purchased through auto loan	$-	$22,789
Conversion of Line of credit, officers to shares of common stock	$144,445	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Unaudited Interim Financial Information

These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has cash equivalents of $0 and $0 as of September 30, 2018 and December 31, 2017, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of accrued liabilities, notes receivable and amounts and due from an affiliated company. The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to the short term maturity of these instruments.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

CONVERTIBLE PROMISSORY NOTE

The Company accounts for convertible promissory notes in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company evaluates embedded conversion features within convertible debt to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in the Income Statement. If the conversion feature does not require recognition of a bifurcated derivative, the convertible debt instrument is evaluated for consideration of any beneficial conversion feature (“BCF”) requiring separate recognition. When the Company records a BCF, the intrinsic value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument with an offset to additional paid-in capital and amortized to interest expense over the life of the debt.

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

GOING CONCERN

As of September 30, 2018, the Company had no cash and a negative working capital of $145,546. As of September 30, 2018, the Company has not yet generated any revenues, and has incurred cumulative net losses of $5,595,142. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

As of September 30, 2018, the Company has not generated any revenues from continuing operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815) (“ASU 2017-11”). ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The new standard is effective for nonpublic business entities fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. The new standard is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this accounting standard update.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides clarity and guidance around which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods. The adoption of this guidance will have no impact on our financial statements as the Company currently does not offer share-based payment.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Losses from discontinued operations during the three and nine months ended September 30, 2018 are $0 and $5,573,082 respectively.

Holdings agreed to assume responsibility for and fulfill the tax obligations of the Company. Holdings agrees to indemnify and hold harmless the Company for any liability, costs, and/or fees incurred due to Holdings’ failure to fulfill such obligations. Accrued income taxes of $259,717 are recorded as Income tax of discontinued operations payable on the balance sheets.

The Transaction has resulted in the removal of all operations from the original Company.

Below is a reconciliation of the major classes of line items constituting profit (loss) on discontinued operations related to the operations that were removed as a result of the Transaction with Holdings that are disclosed in Statements of Operations for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Consulting fees	$-	$288,160	$428,334	$1,117,960
Management Fee	-	18,000	255,161	61,200
Total revenues	-	306,160	683,495	1,179,160

Cost of Sales
Consulting expense	-	42,400	120,500	436,100
Total cost of sales	-	42,400	120,500	436,100

Gross Profit	-	263,760	562,995	743,060

Operating expenses:
General and administrative	-	212,255	422,929	604,797
Total operating expenses	-	212,255	422,929	604,797

Income from discontinued operations	-	51,505	140,066	138,263

Other Income (Expense)
Net gain on asset purchase agreement	-	-	159,848	-
Gain on sale of fixed assets	-	-	̶	5,277
Loss on settlement of debt	-	-	(5,633,355)	-
Interest expense	-	(7,407)	(3,695)	(26,737)
Total other income (expense, net)	-	(7,407)	(5,477,202)	(21,460)

Income before income taxes	-	44,098	(5,337,136)	116,803
Income taxes provision	-	21,943	235,946	60,890

Net (loss) Income from Discontinued Operations	$-	$22,155	$(5,573,082)	$55,913

The following table summarizes the operating and investing cash flows of discontinued operations related to the operations that were removed as a result of the Transaction with Holdings for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net Income (loss) from discontinued operations	$(5,573,082)	$55,913
Adjustments to reconcile net income from discontinued operations to net cash provided by operating activities:
Depreciation expense	4,004	8,085
Gain on sale of fixed assets	-	(5,277)
Assets distributed in asset purchase agreement, net	(159,848)	-
Loss on settlement of debt	5,633,355	-
Changes in operating assets and liabilities
Accounts receivable	-	-
Due from affiliates	(135,431)	-
Prepaid expenses and other current assets	(30,790)	-
Accounts payable and accrued expenses	28,991	75,366
Income tax payable	234,983	60,090

Net cash provided by (used in) operating activities	2,182	194,177

Investing Activities:
Cash disbursed in conjunction with asset purchase agreement	(77,492)	-
Acquisitions of furniture and equipment	-	(7,240)
Payment from affiliated company	-	9,333

Net cash used in investing activities	(77,492)	2,093

Financing Activities:
Payments on auto loan	(1,324)	(2,766)
Bank overdraft	-
Proceeds from borrowings on note payable from officers	-	324,508
Repayments of borrowings on note payable form officers	(13,648)	(513,191)

Net cash provided by (used in) financing activities	(14,972)	(191,449)

Net increase (decrease) in cash	(90,282)	4,821

Cash, beginning of period	90,282	32,761

Cash, end of period	$-	$37,582

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$751
Income taxes	$-	$800

Non-cash investing and financing activities
Vehicle purchased through auto loan	$-	$22,789
Conversion of Line of credit, officers to shares of common stock	$144,445	$-

NOTE 3 – FIXED ASSETS

Equipment consists of the following:

	September 30,	December 31,
	2018	2017
Fixed assets of discontinued operations, net	$-	$78,763

	-	78,763
Less: Accumulated Depreciation	-	-
	$-	78,763

NOTE 4 – RELATED PARTY TRANSACTIONS

At September 30, 2018 and December 31, 2017, GreenBox was owed $250,000 and $20,881 from affiliated companies in which GreenBox’s officers are also owners and officers.

The Company had a revolving line of credit totaling $1,800,000 with Frank Yuan, CEO and Jerome Yuan, his son. The line of credit bore interest at 6% per annum and was due upon demand, as amended.  On December 31, 2014, the convertible note was amended to waive the right of conversion and was to be used as a line of credit. On April 12, 2018, Frank Yuan converted $144,445 of the line of credit to 144,445,000 shares. During the nine months ended September 30, 2018 and 2017, the Company incurred interest expense totaling $3,333 and $25,964 in connection with the Line. The balance of the credit line as of September 30, 2018 was $0 and the accrued interest on the line of credit was $0. The balance of the credit line as of December 31, 2017 was $212,140 and the accrued interest was $32,100.

The son of the Company’s officer (“Son”) received salary from the Company for work performed. During nine months ended September 30, 2018 and 2017, the Son received salary of $0 and $120,000, respectively.

On April 12, 2018, the Company entered into an asset purchase agreement whereby it assigned the entirety of its assets to ASAP Property Holdings, Inc., an affiliated entity owned and operated by Frank Yuan, in consideration of assumption of the entirety of its liabilities.

On August 7, 2018, in anticipation of a merger, the Company entered into a Promissory Note with GreenBox POS, LLC, a Washington Limited Liability Company (the “Washington LLC”), whereby the Washington LLC received $250,000 to be used to facilitate business operations in anticipation of transferring such operations from the Washington LLC to the Company and promised to pay the Company $250,000 plus interest at maturity (the “Note Receivable”). The Washington LLC is an affiliated company. The Note Receivable bears interest at a rate of 7.25% per annum and matures on February 28, 2019. As of September 30, 2018, the balance of the Note Receivable was $250,000 and the balance of interest receivable was $2,731. This is a related party loan from the Company to the Washington LLC in anticipation of the merger between the two entities

NOTE 5 – AUTO LOAN

In April 2017, the Company traded-in its old vehicle for a new vehicle with a financing agreement of $4,868 down and 2.39% interest, which was purchased in conjunction with the Transaction. As of September 30, 2018, there are no minimum payments or obligations due by the Company under the auto loan.

NOTE 6 – EQUIPMENT LOAN

In September 2015, the Company installed a solar system on its leased office for $17,570 with a 30-year loan at 5.49% interest. Each payment date, the Company will pay at least the “Total Amount Due” that is displayed on the monthly bill. The Total Amount Due will be the sum of all past due amounts plus the “Current Monthly Payment” that will be displayed on the monthly bill. Current Monthly Payments will be calculated as follows: the amount of kWh produced for the preceding month by the system; multiplied by the applicable agreed Equivalent Rate per kWh. The “Equivalent Rate per kWh” is based upon 5 factors: 1) the loan balance (which includes any accrued interest); 2) the Loan Term; 3) the applicable APR; 4) the expected production of the system; and 5) 2.50 % kWh annual rate escalator. The expected production of the system is an estimate, the actual payments could be higher or lower depending on the actual production from the system. If there is a remaining balance at the end of the loan term, the outstanding balance can be refinanced for an additional 12 months or for a term that is required by law. The equipment loan was acquired by Holdings in the Transaction. As of September 30, 2018, there are no estimated future Current Monthly Payments owed by the Company.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On August 6, 2018, the Company issued a convertible preferred note for $253,000 (the “August 6th Note”). The August 6th Note incurs interest at 10% per year and the outstanding principal and accrued interest are due on August 6, 2019, the maturity date. The August 6th Note includes a conversion feature where, beginning 180 days after the issuance date, the lender may convert all or a portion of the outstanding principal and accrued interest balance into shares of the Company’s common stock determined by dividing the conversion amount by the conversion price. During the first 180 days, the Company is allowed to prepay the August 6th Note and all accrued interest in full by paying an increasing prepayment percentage, which starts at 110% of the outstanding principal and interest and increasing by 5% every 30 days (110% from 0-30 days, 115% from 31-60 days, 120% from 61-90 days, 125% from 91-120, 130% from 121-150 days, and 135% from 151-180 days). After this period, the Company is no longer allowed to prepay the August 6th Note and the conversion feature becomes active. The conversion price is determined by multiplying the market value of the Company’s common stock, as defined, by 65%. This represents a beneficial conversion feature that is not a derivative but must have its value recorded as a discount on the related August 6th Note. The value of the conversion feature was calculated using the intrinsic value method, whereby the amount of the discount was calculated as the difference between the conversion price and the market price of the underlying stock at the date of issuance multiplied by the number of shares issuable. The Company recognized a debt discount of $136,231 on the convertible promissory August 6th Note related to the beneficial conversion feature upon issuance, which is being amortized to interest expense over the one-year term of the August 6th Note.

The Company paid $3,000 as loan origination fees on August 6, 2018 in obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and nine months ended September 30, 2018, approximately $452 and $452 in deferred financing cost was amortized, respectively.

As of September 30, 2018, the principal balance of the August 6th Note was $253,000, the unamortized debt discount was $115,704, the unamortized deferred financing costs were $2,548 and accrued interest on the August 6th Note was $3,812. During the period ended September 30, 2018, the Company recognized $24,791 in interest expense related to the August 6th Note.

NOTE 8 – SHAREHOLDERS’ DEFICIT

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

At September 30, 2018 and December 31, 2017, the Company had 158,890,363 and 14,445,363 common shares, respectively, issued and outstanding at par value $0.001 per share.  At September 30, 2018 and December 31, 2017, the Company had 158,890,363 and 14,445,363 common shares, respectively, issued and outstanding at par value $0.001 per share.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued.

On September 20, 2018, the Company and the Washington LLC entered into a Definitive Material Agreement pursuant to which the Company will be assigned any and all assets related to the Washington LLC’s blockchain gateway and payment system business, point of sale system business, delivery business, kiosk business (collectively, the “Business”), and all intellectual property thereto owned by the Seller in consideration of assuming any and all liabilities incident to the operation of the Business that have been incurred in the normal course of business. The transfer has not been effected as of this date as the Company is currently accounting for the transaction.

On October 1, 2018, the Company issued a promissory note convertible into equity, pursuant to the above-referenced Securities Purchase Agreement with gross proceeds of $53,000. The note bears interest at a rate of 10% per annum until the same becomes due and payable, whether pursuant to the one-year term or upon acceleration or prepayment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the audited financial statements and the related notes thereto included in the annual report for the period ended December 31, 2017. The annual report for the period ended December 31, 2017 contains certain forward-looking statements and the Company’s future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

OVERVIEW

GreenBox POS LLC (“GreenBox” or “The Company” or “Our” or “We”) efforts prior to April 12, 2018 were focused on our mission to be the bridge between China and the Western world. GreenBox is a holding company that assisted Chinese institutional and high net worth individuals with acquisition advisory and asset management of U.S. hotels.

Our investors included AVIC International USA, Junson Capital, Urban Commons, Sky Harbor Management, Shenzhen New World, American Curvet, and USA Heritage.

From August 2010 until April 12,2018, our group provided consulting services regarding purchasing 20 hotels primarily in California, Florida, Colorado, Connecticut, Georgia and Michigan. Hotel brands include Marriott, Hilton, Westin, Doubletree by Hilton, Four Points by Sheraton, and Holiday Inn.

As shown in the accompanying financial statements and as discussed in Note 2, all assets and liabilities of the Company were acquired on April 12, 2018 by a related party. As a result, all operations of the Company were removed.

Subsequent to April 12, 2018, our efforts focused on building customized payment solutions to different industries. Based in California with offices in Seattle, Vancouver, and San Diego, our efforts focus on developing individual disruptive applications integrated in an end-to-end suite of financial products, beneficial to most industries as well as developing the required electronics modifications in partnership with different vendors to create Point of Sale (“POS”) machines as an upgrade offering from existing solutions, or for first time merchant scenarios, and also custom built blockchain KIOSK machines.

RESULTS OF OPERATIONS

Net Income

The Company recorded a net loss of $22,060 for the three months ended September 30, 2018 as compared to a net income of $22,155 for the same period last year. The decrease in net income was mainly due to the cessation of operations of the Company after consummation of the Transaction on April 12, 2018 and costs related to the execution of a convertible note payable in August 2018, which was partially offset by Other Income resulting from interest income earned on a note receivable from an affiliated company.

The Company recorded a net loss of $5,595,142 for the nine months ended September 30, 2018 as compared to a net income of $55,913 for the same period last year. The decrease in net income was mainly due to a loss on settlement of debt and the cessation of operations of the Company after consummation of the Transaction on April 12, 2018.

LIQUIDITY AND CAPITAL RESOURCES

After the consummation of the transaction embodied in the Purchase Agreement dated September 20, 2018, the Company will have assumed substantially all of the assets and operations of the Washington LLC. Such transaction has not been consummated as the Company is currently accounting for the transaction.

Liquidity and Capital Resources

Our working capital for the periods presented is summarized as follows:

	As of September 30, 2018	As of December 31, 2017
Current assets	$252,731	$-
Current liabilities	398,277	-
Working capital	$(145,546)	$-

The following table shows cash flows for the periods presented:

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$92,464	$194,177
Net cash provided by (used in) investing activities	(327,492)	2,093
Net cash provided by (used in) financing activities	235,028	(191,449)
Net increase (decrease) in cash	$-	$4,821

Operating Activities

For the nine months ended September 30, 2018, net cash used in operating activities was $92,464, which was primarily due a net loss of $22,060 from continuing operations, adjusted by non-cash related expenses of amortization of the discount on the Company’s convertible note payable of $20,527, amortization of debt issuance costs of $452, increases in accrued interest expense of $3,812 and discontinued operations of $92,464, offset by an increase in accrued interest receivable from an affiliated company of $2,731.

For the nine months ended September 30, 2017, net cash provided by operating activities of discontinued operations was $194,177. This was primarily due to a net income of discontinued operations of $55,913, adjusted by non-cash related expenses of depreciation of discontinued operations of $8,085 and non-cash capital gain of discontinued operations of $5,277, then increased by favorable changes in working capital of discontinued operations of $135,457. The favorable changes in working capital resulted from an increase in accounts payable and accrued expenses of discontinued operations of $75,366 and income tax payable of discontinued operations of $60,090.

Investing activities

For the nine months ended September 30, 2018, net cash used in investing activities was $327,492, resulting from a payment for note receivable in anticipation of merger for $250,000 and discontinued operations of $77,492.

For the nine months ended September 30, 2017, net cash provided by investing activities was $2,093. This was primarily due to payment from affiliated company of 9,333, offset by acquisitions of property and equipment of $7,240.

Financing activities

For the nine months ended September 30, 2018, net cash provided by financing activities was $235,028, which resulted from the issuance of a convertible note payable $253,000, offset by payments for loan origination fees of $3,000, and cash flows related to discontinued operations of $14,972.

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

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. Management believes the Company’s revenue recognition policies conform to ASC 606.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management provides a valuation allowance for significant deferred tax assets when it is more likely than not that such asset will not be recovered.

ITEM 3. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Executive Vice President, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting and, as such, are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met (see the section below in this Item 3 entitled Limitations on the Effectiveness of Internal Controls).

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Executive Vice President concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of September 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 6, 2018, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) with respect to the issuance of a promissory note convertible into equity issued on the same date with gross proceeds of $253,000 (the “August 6th Note”). The August 6th Note shall bear interest at a rate of 10% per annum until the same becomes due and payable, whether pursuant to the one-year term or upon acceleration or prepayment. Power Up may elect to convert the August 6th Note at any time from 180 days from the date of issuance at a variable price of per share equal to 65% of the average of the 3 lowest trading prices in the 10 days prior to such conversion. The August 6th Note carries a pre-payment penalty if such note is paid off in 30, 60, 90, 120, 150, or 180 days following the issue date. The pre-payment penalty is based on the then outstanding principal at the time of pay off plus accrued and unpaid interest multiplied by 110%, 115%, 120%, 125%, 130%, 135% respectively.

Pursuant to the Securities Purchase Agreement, Power Up was granted an option to invest up to $1,500,000 (inclusive of the amount provided pursuant to the August 6th Note) for 12 months from the date of the Securities Purchase Agreement under the terms and conditions of the Securities Purchase Agreement.

The issuance of the Note, and the issuance of the shares of the Company’s Common Stock upon conversion of the Note in connection with the financing are exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”), in reliance upon exemptions from the registration requirements of the Act in transactions not involving a public offering, including, but not limited to the exemption provided pursuant to Rule 506(b) of Regulation D, as promulgated by the Securities and Exchange Commission under the Act for offers and sales of restricted securities in a private, non-public transaction to accredited investors, as defined in Rule 501 of Regulation D

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

GREENBOX POS LLC (Registrant)

Date: November 21, 2018	By:	/s/ Ben Errez
Ben Errez
Executive Vice President

/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer