Form 10-Q/A
period 2018-06-30
GreenBox POS
filed 2019-03-13
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No.1)

(MARK ONE)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number: 001-51554

GREENBOX POS LLC

 (Exact name of small business issuer as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

9436 Jacob Lane, Rosemead, CA 91770	92108
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (213) 625-1200

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

Number of shares outstanding of the issuer's classes of common equity, as of September 4, 2018, 158,890,363 Shares of Common Stock (One Class)

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2019, on February 19, 2019, the sole officers and directors, Ben Errez and Fredi Nisan (the “Management”) of GreenBox POS (f/k/a GreenBox POS LLC) (the “Company”), concluded that the following previously filed financial statements of the Company should not be relied upon: (1) the Company’s unaudited financial statements for the quarterly period ended June 30, 2018, contained in the Company’s Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission (the “Commission”) on September 6, 2018, as amended on September 10, 2018 (collectively, the “Original Q2 Report”); and (2) the Company’s unaudited financial statements for the quarterly period ended September 30, 2018, contained in the Company’s Quarterly Report on Form 10-Q, originally filed with the Commission on November 21, 2018 (the “Q3 Report”).

As previously disclosed in Note 4 to the financial statements in each of the Original Q2 Report and the Q3 Report, the Company formerly had a revolving line of credit totaling $1,800,000 with Frank Yuan, the Company’s former CEO and Jerome Yuan, the son of Frank Yuan.

As previously disclosed in Note 8 to the financial statements in each of the Original Q2 Report and the Q3 Report, on April 12, 2018, Frank Yuan converted $144,445 of the line of credit to 144,445,000 shares of the Company’s common stock at a price of $0.001 per share.

The Company, as disclosed in Note 8 in each of the Original Q2 Report and the Q3 Report, calculated that the total fair value of the 144,445,000 shares of common stock was $5,777,800. This resulted in a loss on the settlement of debt in the amount of $5,633,355.

On December 26, 2018, information came to the attention of the Company’s management that led it to investigate whether the Company’s calculation of the total fair value of the 144,445,000 conversion shares was wrong. On February 19, 2019, Management concluded that the price per share of the conversion shares should have been valued using the conversion price of $0.001 and not the April 12, 2018 market price of $0.04.

We are therefore filing this amended 10-Q (“Amended 10-Q”) to the Original Q2 Report, to restate our financial statements and revise related disclosures (including, without limitation, those contained under Item 1, Financial Statements, and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations), contained in the Original Q2 Report to reflect the correct loss on the settlement of debt.

The amendment to the Q3 Report is being filed concurrently with this Amended 10-Q.

Specifically, this Amended 10-Q is being filed in order to restate:

●

Our balance sheets as of June 30, 2018 by recording additional paid-in-capital of $5,532,244 such that the restated additional paid-in capital is now ($801,161) and retained earnings increased by $5,532,244 such that retained earnings are now $382,554.

●

Our statements of operations for the three months and six months ended June 30, 2018. As a result of the restatement, our consolidated net loss for the three months and six months ended June 30, 2018 decreased by $5,532,244 during each period.

As several parts of the Original Q2 Report are amended and/or restated by this Amended 10-Q, for convenience, we have repeated the entire text of the Original Q2 Report, as amended and/or restated by this Amended 10-Q. Readers should therefore read and rely on this Amended 10-Q in lieu of the Original Q2 Report.

Except as amended and/or restated by this Amended 10-Q, no other information included in the Original Q2 Report is being amended or updated by this Amended 10-Q. This Amended 10-Q continues to describe the conditions as of the date of the Original Q2 Report and, except as contained therein, we have not updated or modified the disclosures contained in the Original Q2 Report. Accordingly, this Amended 10-Q should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Q2 Report, including any amendment to those filings.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENBOX POS LLC

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2018	2017
	(Restated)
ASSETS
Current assets
Cash of discontinued operations	$-	$90,282
Due from affiliated companies of discontinued operations	-	20,881

Total current assets of discontinued operations	-	111,163

Furniture and equipment of discontinued operations, net	-	78,763

Total Assets of Discontinued Operations	$-	$189,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses of discontinued operations	$-	$342,924
Accrued officer expenses of discontinued operations	-	42,000
Auto loan of discontinued operations, current	-	4,003
Income tax payable of discontinued operations	259,717	84,684
Line of credit, officers of discontinued operations	-	212,140
Total Current Liabilities of Discontinued Operations	259,717	685,751

Long-Term Liabilities
Auto loan of discontinued operations, noncurrent	-	16,261
Equipment loan of discontinued operations, noncurrent	-	12,299
Total Long-Term Liabilities of Discontinued Operations	259,717	714,311

Total Liabilities

Stockholders’ Deficit
Preferred stock, 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.001 par value, 495,000,000 shares authorized, 158,890,363 and 14,445,363 shares issued and outstanding at June 30, 2018 and December 31, 2017	158,890	14,445
Additional paid-in capital	(801,161)	(902,272)
Retained earnings	382,554	363,442
Total Stockholders’ Deficit	(259,717)	(524,385)
Total Liabilities and Stockholders’ Deficit	$-	$189,926

 The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS LLC

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Restated)		(Restated)
Revenue	$-	$-	$-	$-

Cost of Sales

Gross Profit	-	-	-	-

Operating Expenses:

Net (loss) income from continuing operations	$-	$-	$-	$-

Net (loss) income from discontinued operations, net of income taxes	(106,360)	43,555	19,112	33,758

Net income (loss)	$(106,360)	$43,555	$19,112	$33,758

Net income (loss) per common share
Income from continuing operations per basic and diluted common share	$-	$-	$-	$-
Income from discontinued operations per basic and diluted common share	(0.00)	0.00	0.00	0.00
Basic and diluted	$(0.00)	$0.00	$0.00	$0.00

Weighted average common shares outstanding
Basic and diluted	139,842,671	14,445,363	77,490,418	14,445,363

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS LLC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss) from continuing operations	$	$
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Accretion of discount on convertible note payable
Amortization of debt issuance costs included in interest expense
Changes in operating assets and liabilities
Interest receivable from affiliated company
Income tax payable	119,184		38,147
Net cash provided by (used in) operating activities - continuing operations	119,184		38,147
Net cash provided by (used in) operating activities - discontinued operations	84,058		28,680
Net cash provided by operating activities	203,242		66,827

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for note receivable in anticipation of merger
Net cash provided by (used in) investing activities - continuing operations
Net cash provided by (used in) investing activities - discontinued operations	(135,431)		(59,346)
Net cash provided by (used in) investing activities	(135,431)		(59,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on convertible note payable
Payments of loan origination fees
Net cash provided by (used in) financing activities – continuing operations	-		-
Net cash provided by (used in) financing activities – discontinued operations	(158,093)		(40,042)
Net cash provided by (used in) financing activities	(158,093)		(40,042)

Net increase (decrease) in cash	(90,282)		(32,561)
Cash, beginning of period	90,282		32,761
Cash, end of period	$-		$200

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-		$439
Income taxes	$-		$800

Non-cash investing and financing activities
Discount on convertible debt
Vehicle purchased through auto loan	$-		$22,789
Conversion of Line of credit, officers to shares of common stock	$144,445		$-

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

On March 23, 2018, Frank Yuan, the controlling shareholder of ASAP Expo, Inc., entered into a stock purchase agreement whereby it sold 144,445,000 shares of ASAP Expo Inc.'s common stock to GreenBox POS LLC, , representing 90% of ASAP Expo, Inc.'s issued and outstanding shares of common stock. Pursuant to this transaction, on April 12, 2018, ASAP Expo, Inc. entered into an asset purchase agreement whereby it assigned the entirety of its assets to ASAP Property Holdings, Inc. in consideration of assumption of the entirety of its liabilities.

The transaction contemplated in the March 23rd stock purchase agreement was closed on May 3, 2018, and a change of control of ASAP Expo, Inc. was effected. Thereafter, the Company changed its name to “GreenBox POS LLC.”

Since April 12, 2018, the Company’s operations have consisted of providing management and business development services.

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

The balance sheets and certain comparative information as of December 31, 2017 are derived from the audited financial statements and related notes for the year ended December 31, 2017 (“2017 Annual Financial Statements”), included in the Company's 2017 Annual Report on Form 10-K. These unaudited interim condensed financial statements should be read in conjunction with the 2017 Annual Financial Statements.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has cash equivalents of $0 and $90,282 as of June 30, 2018 and December 31, 2017, respectively.

GOING CONCERN

As shown in the accompanying financial statements and as discussed in Note 3, all assets and liabilities of the Company were acquired on April 12, 2018. As a result, the previous operations of the Company have been removed, raising substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

REVENUE RECOGNITION

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. Management believes the Company's revenue recognition policies conform to ASC 606.

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

NOTE 2 – RESTATEMENT

This financial statements for the quarter ended June 30, 2018 have been restated to reflect the correct loss on debt settlement that came to management's attention after the financial statements for the six months ended June 30, 2018 was initially filed.

On April 12, 2018, Frank Yuan converted $144,445 of the line of credit to 144,445,000 shares of the Company’s common stock at the price of $0.001 per share. The total fair value of the conversion feature was originally valued at $5,777,800, based on common shares equivalent of 144,445,000 shares of common stock at the current trading price. This resulted in a loss on the settlement of debt in the amount of $5,633,355. The loss was recognized immediately and was first reflected in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, which was filed on September 6, 2018.

It came to the management’s attention that the initial valuation approach was not appropriate. The Company was thinly traded with minimal trading activities, and Frank Yuan was the sole shareholder of the Company on the conversion date. ASC 820 defined fair value as, “The price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The same shares were subsequently sold for $250,000 to a third party on May 3, 2018. The management believes the $250,000 reflects the fair value of the Company common shares on conversion date due to the proximate time period between the conversion date and the stock sale date.

Therefore the Company recorded a loss on the conversion of $105,555 which represented the difference between the principal balance of $144,445 and $250,000.

The impact of those restatements on the June 30, 2018 unaudited financial statements is reflected in the following table:

				Weighted
	June 30, 2018			average
	As Originally			shares
	Reported	Adjustments	Restated	outstanding
Balance Sheet
Additional paid-in capital	4,731,083	(5,532,244)	(801,161)
Retained earnings	(5,149,690)	5,532,244	382,554
Stockholders' equity	(259,717)	-	(259,717)

Condensed Statement of Operations - for the three months ended
Net (loss) income from discontinued operations, net of income taxes	(5,638,604)	5,532,244	(106,360)
Net income (loss)	(5,638,604)	5,532,244	(106,360)
Basic and diluted income (loss) per share	(0.04)		(0.00)	139,842,671
Basic and diluted income (loss) per share - discontinued operations	(0.04)		(0.00)

Condensed Statement of Operations - for the six months ended
Net (loss) income from discontinued operations, net of income taxes	(5,513,132)	5,532,244	19,112
Net income (loss)	(5,513,132)	5,532,244	19,112
Basic and diluted income (loss) per share	(0.07)		0.00	77,490,418
Basic and diluted income (loss) per share - discontinued operations	(0.07)		0.00

NOTE 3 - DISCONTINUED OPERATIONS

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

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows:

Cash	$77,292
Petty Cash	200
Other Receivables	30,790
Accounts Receivable from Affiliates	156,312
Fixed Assets	-
Accounts Payable	(218,195)
Payroll & Payroll Tax	(68,801)
Accrued Expenses	(91,224)
Accrued Interest - Solar Equipment	(262)
Other Accrued Interest	(35,432)
Auto Loan	(4,034)
Promissory Note	(54,048)
Auto Loan	(14,905)
Equipment Loan - Solar Equipment	(12,298)
Total	$(234,605)

Losses from discontinued operations during the three months ended June 30, 2018 are $106,360 and net income from discontinued operations during the six months ended June 30, 2018 of $19,112.

Holdings agreed to assume responsibility for and fulfill the tax obligations of the Company. Holdings agrees to indemnify and hold harmless the Company for any liability, costs, and/or fees incurred due to Holdings' failure to fulfill such obligations. Accrued income taxes of $259,717 are recorded as Income tax of discontinued operations payable on the balance sheets.

The Transaction has resulted in the removal of the previous operations of the Company. Since April 12, 2018, the Company’s operations have consisted of providing management and business development services.

Below is a reconciliation of the major classes of line items constituting profit (loss) on discontinued operations that are disclosed in Statements of Operations for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Restated)		(Restated)
Revenues
Consulting fees	$95,290	$460,300	$428,334	$829,800
Management Fee	-	24,000	255,161	43,200
Total revenues	95,290	484,300	683,495	873,000

Cost of Sales
Consulting expense	21,000	141,700	120,500	393,700
Total cost of sales	21,000	141,700	120,500	393,700

Gross Profit	74,290	342,600	562,995	479,300

Operating expenses:
General and administrative	118,923	256,086	422,929	392,542
Total operating expenses	118,923	256,086	422,929	392,542

Income from discontinued operations	(44,633)	86,514	140,066	86,758

Other Income (Expense)
Net gain on asset purchase agreement	159,848	-	159,848	-
Gain on sale of fixed assets	-	5,277	̶	5,277
Loss on settlement of debt	(101,111)		(101,111)	-
Interest expense	(479)	(10,089)	(3,695)	(19,330)
Total other income (expense, net)	58,258	(4,812)	55,042	(14,053)

Income before income taxes	13,625	81,702	195,108	72,705
Income taxes provision	119,985	38,147	175,996	38,947

Net (loss) Income from Discontinued Operations	$(106,360)	$43,555	$19,112	$33,758

The following table summarizes the operating and investing cash flows of discontinued operations for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30
	2018	2017
	(Restated)
Operating Activities:
Net Income (loss) from discontinued operations	$19,112	$33,758
Adjustments to reconcile net income from discontinued operations to net cash provided by operating activities:
Depreciation expense	4,004	5,092
Capital gain	-	(5,277)
Assets distributed in asset purchase agreement, net	(159,848)	-
Loss on settlement of debt	101,111	-
Conversion of line of credit to common stock	144,445	-
Changes in operating assets and liabilities
Accounts receivable	-	(6,000)
Prepaid expenses and other current assets	(30,791)	(50,000)
Accounts payable and accrued expenses	19,673	51,107
Accrued expenses – officer	(13,648)	-
Income tax payable	119,184	38,147

Net cash provided by (used in) operating activities	203,242	66,827

Investing Activities:
Furniture and equipment sold in asset purchase agreement	(135,431)	-
Acquisitions of furniture and equipment	-	(3,214)
Due from affiliated companies	-	(56,132)

Net cash used in investing activities	(135,431)	(59,346)

Financing Activities:
Payments on auto loan	-	(1,786)
Bank overdraft	-	59,409
Proceeds from borrowings on note payable from officers	-	285,112
Repayments of borrowings on note payable form officers	(158,093)	(382,777)

Net cash provided by (used in) financing activities	(158,093)	(40,042)

Net increase (decrease) in cash	(90,282)	(32,561)

Cash, beginning of period	90,282	32,761

Cash, end of period	$-	$200

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$439
Income taxes	$-	$800

Non-cash investing and financing activities
Vehicle purchased through auto loan	$-	$22,789
Conversion of Line of credit, officers to shares of common stock	$144,445	$-

NOTE 4 - PROPERTY AND EQUIPMENT

Equipment consists of the following:

	June 30,	December 31,
	2018	2017
Furniture & Fixtures	$-	$35,812
Office Equipment	-	10,510
Automobile	-	27,657
Leasehold Improvements	-	24,527
	-	98,506
Less: Accumulated Depreciation	-	(19,743)
	-	78,763

Furniture and equipment were sold in the Transaction.

NOTE 5 - RELATED PARTY TRANSACTIONS

At June 30, 2018 and December 31, 2017, GreenBox was owed $0 and $20,881 from affiliated companies in which GreenBox's officers are also owners and officers. The advance has no written note, is non-interest bearing and payable on demand to the Company and expected to be paid within one year.

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

The son of the Company's officer (“Son”) receives salary from the Company for work performed. During three months ended June 30, 2018 and 2017, the Son received salary of $20,000 and $40,000, respectively.

On April 12, 2018, the Company entered into an asset purchase agreement whereby it assigned the entirety of its assets to ASAP Property Holdings, Inc., an affiliated entity owned and operated by Frank Yuan, in consideration of assumption of the entirety of its liabilities.

NOTE 6 - AUTO LOAN

In April 2017, the Company traded-in its old vehicle for a new vehicle with a financing agreement of $4,868 down and 2.39% interest, which was purchased in conjunction with the Transaction. As of June 30, 2018, there are no minimum payments or obligations due by the Company under the auto loan.

NOTE 7 - EQUIPMENT LOAN

In September 2015, the Company installed a solar system on its leased office for $17,570 with a 30-year loan at 5.49% interest. Each payment date, the Company will pay at least “Total Amount Due” that is displayed on the monthly bill. The Total Amount Due will be the sum of all past due amounts plus the “Current Monthly Payment” that will be displayed on the monthly bill. Current Monthly Payments will be calculated as follows: the amount of kWh produced for the preceding month by the system; multiplied by the applicable agreed Equivalent Rate per kWh. The “Equivalent Rate per kWh” is based upon 5 factors: 1) the loan balance (which includes any accrued interest); 2) the Loan Term; 3) the applicable APR; 4) the expected production of the system; and 5) 2.50 % kWh annual rate escalator. The expected production of the system is an estimate, the actual payments could be higher or lower depending on the actual production from the system. If there is a remaining balance at the end of the loan term, the outstanding balance can be refinanced for an additional 12 months or for a term that is required by law. The equipment loan was acquired by Holdings in the Transaction. As of June 30, 2018, there are no estimated future Current Monthly Payments owed by the Company.

NOTE 8 - INCOME TAXES

The income taxes provision for the six months ended June 30, 2018 consists of current income tax of $175,996.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits is classified as income tax and penalties are included in selling, general and administrative expenses in the statements of operations and comprehensive income.

For the three and the six months ended June 30, 2018 and 2017, the Company had no unrecognized tax benefits and related interest and penalties expenses. The Company's 2014, 2015, 2016 and 2017 tax years remain subject to examination by the U.S. tax authorities.

NOTE 9 - SHAREHOLDERS' DEFICIT (RESTATED)

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

On April 12, 2018, Frank Yuan converted $144,445 of the line of credit to 144,445,000 shares of the Company's common stock at a price of $0.001 per share. The total fair value of the conversion feature was originally valued at $5,777,800, based on common shares equivalent of 144,445,000 shares of common stock at the then trading price. This resulted in a loss on the settlement of debt in the amount of $5,633,355. The loss was recognized immediately.

It came to the management’s attention that the initial valuation approach was not appropriate. The Company was thinly traded with minimal trading activities, and Frank Yuan was the sole shareholder of the Company on the conversion date. ASC 820 defined fair value as, “The price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The same shares were subsequently sold for $250,000 to a third party on May 3, 2018.  The management believes the $250,000 reflects the fair value of the Company common shares on conversion date due to the proximate time period between the conversion date and the stock sale date.

Therefore the Company recorded a loss on the conversion of $105,555 which represented the difference between the principal balance of $144,445 and $250,000.

At June 30, 2018 and December 31, 2017, the Company had 158,890,363 and 14,445,363 shares, respectively, issued and outstanding at par value $0.001 per share.

NOTE 10 - SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the audited financial statements and the related notes thereto included in the annual report for the period ended December 31, 2017. The annual report for the period ended December 31, 2017 contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

As shown in the accompanying financial statements and as discussed in Note 3, all assets and liabilities of the Company were acquired on April 12, 2018 by a person who was previously a related party to the Company. As a result, the previous operations of the Company have been removed.

On March 23, 2018, Frank Yuan, the controlling shareholder of the Company, entered into a stock purchase agreement whereby it sold 144,445,000 shares of the Company’s common stock to GreenBox POS LLC, representing 90% of the Company’s issued and outstanding shares of common stock. Pursuant to this transaction, on April 12, 2018, the Company entered into an asset purchase agreement whereby it assigned the entirety of its assets to ASAP Property Holdings, Inc. in consideration of assumption of the entirety of its liabilities.

The transaction contemplated in the March 23rd stock purchase agreement was closed on May 3, 2018, and a change of control of the Company was effected. Thereafter, the Company changed its name to “GreenBox POS LLC.”

Since April 12, 2018, the Company’s operations have consisted of providing management and business development services.

RESULTS OF OPERATIONS

Net Income

The Company recorded a net loss of $106,360 for the three months ended June 30, 2018 as compared to a net income of $43,555 for the same period last year. The decrease in net income was mainly due to a loss on settlement of debt and the cessation of the previous operations of the Company after consummation of the Transaction on April 12, 2018, which was partially offset by Other Income resulting from the Transaction.

The Company recorded net income of $19,112 for the six months ended June 30, 2018 as compared to a net income of $33,758 for the same period last year. The decrease in net income was mainly due to a loss on settlement of debt and the cessation of the previous operations of the Company after consummation of the Transaction on April 12, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the consummation of the Purchase Agreement, on April 12, 2018, in consideration for the Acquired Assets, Holdings paid the Company $0.00 in cash and assumed $235,605 of liabilities in excess of assets. The Transaction has resulted in the removal of the previous operations of the Company. Since April 12, 2018, the Company’s operations have consisted of providing management and business development services.

Liquidity and Capital Resources

Our working capital for the periods presented is summarized as follows:

	As of June 30, 2018	As of December 31, 2017
Current assets	$-	$-
Current liabilities	175,033	84,684
Working capital	$(175,033)	$(84,684)

The following table shows cash flows for the periods presented:

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$203,242	$66,827)
Net cash provided by (used in) investing activities	(135,431)	(59,346)
Net cash provided by (used in) financing activities	(158,093)	(40,042)
Net increase (decrease) in cash	$(90,282)	$(32,561)

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

Investing activities

For the six months ended June 30, 2018, net cash used in investing activities was $135,431.

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

Revenue Recognition

Accounting Standards Codification (“ASC") 606, “Revenue from Contracts with Customers" outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. Management believes the Company's revenue recognition policies conform to ASC 606.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company's financial statements as of June 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. *
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. *
32.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. +
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. +
XBRL Instance Document*
XBRL Taxonomy Extension Schema Document*
XBRL Taxonomy Extension Calculation Linkbase Document*
XBRL Taxonomy Extension Definition Linkbase Document*
XBRL Taxonomy Extension Label Linkbase Document*
XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENBOX POS LLC (Registrant)

Date: March 13, 2019	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ben Errez
Ben Errez
Executive Vice President (Principal Financial Officer)