Form 10-Q/A
period 2018-09-30
GreenBox POS
filed 2019-03-13
CIK 1419275

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

Issuer's telephone number: (619) 930-5500

ASAP Expo, Inc.

(Former Name of Registrant)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Number of shares outstanding of the issuer's classes of common equity, as of November 20, 2018, 158,890,363 Shares of Common Stock (One Class)

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2019, on February 19, 2019, the sole officers and directors, Ben Errez and Fredi Nisan (the “Management”) of GreenBox POS (f/k/a GreenBox POS LLC) (the “Company”), concluded that the following previously filed financial statements of the Company should not be relied upon: (1) the Company’s unaudited financial statements for the quarterly period ended June 30, 2018, contained in the Company’s Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission (the “Commission”) on September 6, 2018, as amended on September 10, 2018 (collectively, the “Q2 Report”); and (2) the Company’s unaudited financial statements for the quarterly period ended September 30, 2018, contained in the Company’s Quarterly Report on Form 10-Q, originally filed with the Commission on November 21, 2018 (the “Original Q3 Report”).

As previously disclosed in Note 4 to the financial statements in each of the Q2 Report and the Original Q3 Report, the Company formerly had a revolving line of credit totaling $1,800,000 with Frank Yuan, the Company’s former CEO and Jerome Yuan, the son of Frank Yuan.

As previously disclosed in Note 8 to the financial statements in each of the Q2 Report and the Original Q3 Report, on April 12, 2018, Frank Yuan converted $144,445 of the line of credit to 144,445,000 shares of the Company’s common stock at a price of $0.001 per share.

The Company, as disclosed in Note 8 in each of the Q2 Report and the Original Q3 Report, calculated that the total fair value of the 144,445,000 shares of common stock was $5,777,800. This resulted in a loss on the settlement of debt in the amount of $5,633,355.

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

We are therefore filing this amended 10-Q (“Amended 10-Q”) to the Original Q3 Report, to restate our financial statements and revise related disclosures (including, without limitation, those contained under Item 1, Financial Statements, and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations), contained in the Original Q3 Report to reflect the correct loss on the settlement of debt.

The amendment to the Q2 Report is being filed concurrently with this Amended 10-Q.

Specifically, this Amended 10-Q is being filed in order to restate:

●

Our balance sheets as of September 30, 2018 by recording additional paid-in-capital of $5,532,244 such that the restated additional paid-in capital is now ($664,930) and retained earnings increased by $5,532,244 such that retained earnings are now $336,828.

●

Our statements of operations for the three months and nine months ended September 30, 2018. As a result of the restatement, our consolidated net loss for the three months and nine months ended September 30, 2018 decreased by $nil and $5,568,528, respectively.

As several parts of the Original 10-Q are amended and/or restated by this Amended 10-Q, for convenience, we have repeated the entire text of the Original 10-Q, as amended and/or restated by this Amended 10-Q. Readers should therefore read and rely on this Amended 10-Q in lieu of the Original 10-Q.

Except as amended and/or restated by this Amended 10-Q, no other information included in the Original 10-Q is being amended or updated by this Amended 10-Q. This Amended 10-Q continues to describe the conditions as of the date of the Original 10-Q and, except as contained therein, we have not updated or modified the disclosures contained in the Original 10-Q. Accordingly, this Amended 10-Q should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q, including any amendment to those filings.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENBOX POS LLC

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2018	2017
	(Restated)
ASSETS
Current assets
Note receivable from affiliated company – in anticipation of merger	$250,000
Interest receivable from affiliated company	2,731
Current assets of discontinued operations		111,163
Total current assets	252,731	111,163

Furniture and equipment of discontinued operations, net	-	78,763

Total assets	$252,731	$189,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued interest payable	$27,478
Convertible note payable, net of unamortized discount of $115,704 and $0 and unamortized loan origination costs of $3,523 and $0 at September 30, 2018 and December 31, 2018, respectively	134,748
Current Liabilities of Discontinued Operations	259,717	685,751
Total current liabilities	421,943	685,751

Long-Term Liabilities
Long-term liabilities of discontinued operations	-	28,560

Total liabilities	421,943	714,311

Stockholders’ Deficit
Preferred stock, $0.01 par value, 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.001 par value, 495,000,000 shares authorized, 158,890,363 and 14,445,363 shares issued and outstanding at September 30, 2018 and December 31, 2017	158,890	14,445
Additional paid-in capital	(664,930)	(902,272)
Accumulated deficit	336,828	363,442
Total Stockholders’ Deficit	(169,212)	(524,385)
Total Liabilities and Stockholders’ Deficit	$252,731	$189,926

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS LLC

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Restated)		(Restated)
Operating Expenses:

Other income (expense)
Interest income	2,731		2,731
Interest expense (including amortization of debt discount of $20,527 and $20,527 respectively	(24,791)		(48,457)

Net (loss) income from continuing operations	$(22,060)	$-	$(45,726)	$-

Net (loss) income from discontinued operations, net of income taxes	-	22,155	19,112	55,913

Net income (loss)	$(22,060)	$22,155	$(26,614)	$55,913

Net income (loss) per common share
Continuing operations	$(0.00)	$-	$(0.00)	$-
Discontinued operations	(0.00)	0.00	(0.00)	0.00
	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average common shares outstanding
Basic and diluted	158,890,363	14,445,363	104,921,901	14,445,363

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS LLC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss) from continuing operations	$(45,726)
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Accretion of discount on convertible note payable	20,527
Amortization of debt issuance costs included in interest expense	452
Changes in operating assets and liabilities
Interest receivable from affiliated company	(2,731)
Accrued interest payable	27,478
Net cash provided by (used in) operating activities - continuing operations	-	-
Net cash provided by (used in) operating activities - discontinued operations	92,464	194,177
Net cash provided by operating activities	92,464	194,177

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for note receivable in anticipation of merger	(250,000)	-
Net cash provided by (used in) investing activities - continuing operations	(250,000)	-
Net cash provided by (used in) investing activities - discontinued operations	(77,492)	2,093
Net cash provided by (used in) investing activities	(327,492)	2,093

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on convertible note payable	253,000	-
Payments of loan origination fees	(3,000)	-
Net cash provided by (used in) financing activities – continuing operations	250,000	-
Net cash provided by (used in) financing activities – discontinued operations	(14,972)	(191,449)
Net cash provided by (used in) financing activities	235,028	(191,449)

Net increase (decrease) in cash	-	4,821
Cash, beginning of period	-	32,761
Cash, end of period	$-	$37,582

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$751
Income taxes	$-	$800

Non-cash investing and financing activities
Discount on convertible debt	$136,231	$-
Vehicle purchased through auto loan	$-	$22,789
Conversion of Line of credit, officers to shares of common stock	$144,445	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

GreenBox POS LLC ("  GreenBox" or the "Company") was originally incorporated on April 10, 2007 under the laws of the State of Nevada as ASAP Expo, Inc. Prior to July 2011, the investment banking services division was the core business of ASAP Expo. ASAP Expo helped small and medium sized businesses raise funds and promote business through capital markets. In July 2011, ASAP Expo transitioned its core business to providing real estate advisory services from investment banking advisory services for Chinese companies and high net worth individuals.

On March 23, 2018, Frank Yuan, the controlling shareholder of ASAP Expo, Inc., entered into a stock purchase agreement whereby it sold 144,445,000 shares of ASAP Expo Inc.'s common stock to   GreenBox POS LLC, representing 90% of ASAP Expo, Inc.'s issued and outstanding shares of common stock. Pursuant to this transaction, on April 12, 2018, ASAP Expo, Inc. entered into an asset purchase agreement whereby it assigned the entirety of its assets to ASAP Property Holdings, Inc. in consideration of assumption of the entirety of its liabilities.

 The transaction contemplated in the March 23rd stock purchase agreement was closed on May 3, 2018, and a change of control of ASAP Expo, Inc. was effected. Thereafter, the Company changed its name to “GreenBox POS LLC.”

Since April 12, 2018, the Company’s operations have consisting of providing management and business development services.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Unaudited Interim Financial Information

These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

The balance sheets and certain comparative information as of December 31, 2017 are derived from the audited financial statements and related notes for the year ended December 31, 2017 ("2017 Annual Financial Statements"), included in the Company's 2017 Annual Report on Form 10-K. These unaudited interim condensed financial statements should be read in conjunction with the 2017 Annual Financial Statements.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of accrued liabilities, notes receivable and amounts and due from an affiliated company. The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to the short term maturity of these instruments.

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

CONVERTIBLE PROMISSORY NOTE

The Company accounts for convertible promissory notes in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company evaluates embedded conversion features within convertible debt to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in the Income Statement. If the conversion feature does not require recognition of a bifurcated derivative, the convertible debt instrument is evaluated for consideration of any beneficial conversion feature ("BCF") requiring separate recognition. When the Company records a BCF, the intrinsic value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument with an offset to additional paid-in capital and amortized to interest expense over the life of the debt.

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

GOING CONCERN

As of September 30, 2018, the Company had no cash and a negative working capital of $145,546. As of September 30, 2018, the Company has not yet generated any revenues, and has incurred cumulative net losses of $26,614. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

REVENUE RECOGNITION

Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. Management believes the Company's revenue recognition policies conform to ASC 606.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815) ("ASU 2017-11"). ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments require entities that present earnings per share ("EPS") in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The new standard is effective for nonpublic business entities fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. The new standard is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this accounting standard update.

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

Note 2 - Restatement

This financial statements for the quarter ended September 30, 2018 have been restated to reflect adjustment made to recognition of loss on settlement of debt that came to management's attention after the financial statements for the quarter ended September 30, 2018 were initially filed.

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

The impact of those restatements on the September 30, 2018 unaudited financial statements is reflected in the following table:

				Weighted
	September 30, 2018			average
	As Originally			shares
	Reported	Adjustments	Restated	outstanding
Balance Sheet
Additional paid-in capital	$4,867,314	$(5,532,244)	$(664,930)
Retained earnings	$(5,171,750)	$5,508,578	$336,828
Stockholders' equity	$(145,546)	$(23,666)	$(169,212)

Condensed Statement of Operations - for the three months ended
Net (loss) income from discontinued operations, net of income taxes	-	-	-
Net income (loss)	$(22,060)	$-	$(22,060)
Basic and diluted income (loss) per share	$(0.00)	$-	$(0.00)	158,890,363
Basic and diluted income (loss) per share - discontinued operations	-		-

Condensed Statement of Operations - for the nine months ended
Net (loss) income from discontinued operations, net of income taxes	$(5,573,082)	$5,592,194	$19,112
Net income (loss)	$(5,595,142)	$5,568,528	$(26,614)
Basic and diluted income (loss) per share	$(0.05)		$(0.00)	104,921,901
Basic and diluted income (loss) per share - discontinued operations	(0.05)		0.00

NOTE 3 - DISCONTINUED OPERATIONS (RESTATED)

On April 12, 2018, ASAP Property Holdings Inc. ("Holdings") entered into an Asset Purchase Agreement (the "Purchase Agreement") with the Company, to acquire all the assets and all liabilities of the Company (the "Acquired Assets").  On April 12, 2018, the Company completed the sale of its Acquired Assets in an asset purchase transaction (the "Transaction") pursuant to the terms and conditions of the Purchase Agreement.

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

Income from discontinued operations during the three and nine months ended September 30, 2018 are $nil and $19,112 respectively.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Restated)		(Restated)
Revenues
Consulting fees	$-	$288,160	$428,334	$1,117,960
Management Fee	-	18,000	255,161	61,200
Total revenues	-	306,160	683,495	1,179,160

Cost of Sales
Consulting expense	-	42,400	120,500	436,100
Total cost of sales	-	42,400	120,500	436,100

Gross Profit	-	263,760	562,995	743,060

Operating expenses:
General and administrative	-	212,255	422,929	604,797
Total operating expenses	-	212,255	422,929	604,797

Income from discontinued operations	-	51,505	140,066	138,263

Other Income (Expense)
Net gain on asset purchase agreement	-	-	159,848	-
Gain on sale of fixed assets	-	-	-	5,277
Loss on settlement of debt	-	-	(41,161)	-
Interest expense	-	(7,407)	(3,695)	(26,737)
Total other income (expense, net)	-	(7,407)	114,992	(21,460)

Income before income taxes	-	44,098	255,058	116,803
Income taxes provision	-	21,943	235,946	60,890

Net (loss) Income from Discontinued Operations	$-	$22,155	$19,112	$55,913

The following table summarizes the operating and investing cash flows of discontinued operations related to the operations that were removed as a result of the Transaction with Holdings for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017
	(Restated)
Operating Activities:
Net Income (loss) from discontinued operations	$19,112	$55,913
Adjustments to reconcile net income from discontinued operations to net cash provided by operating activities:
Depreciation expense	4,004	8,085
Gain on sale of fixed assets	-	(5,277)
Assets distributed in asset purchase agreement, net	(159,848)	-
Loss on settlement of debt	41,161	-
Changes in operating assets and liabilities
Accounts receivable	-	-
Due from affiliates	(135,431)	-
Prepaid expenses and other current assets	(30,790)	-
Accounts payable and accrued expenses	28,991	75,366
Income tax payable	234,983	60,090

Net cash provided by (used in) operating activities	2,182	194,177

Investing Activities:
Cash disbursed in conjunction with asset purchase agreement	(77,492)	-
Acquisitions of furniture and equipment	-	(7,240)
Payment from affiliated company	-	9,333

Net cash used in investing activities	(77,492)	2,093

Financing Activities:
Payments on auto loan	(1,324)	(2,766)
Bank overdraft	-
Proceeds from borrowings on note payable from officers	-	324,508
Repayments of borrowings on note payable form officers	(13,648)	(513,191)

Net cash provided by (used in) financing activities	(14,972)	(191,449)

Net increase (decrease) in cash	(90,282)	4,821

Cash, beginning of period	90,282	32,761

Cash, end of period	$-	$37,582

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$751
Income taxes	$-	$800

Non-cash investing and financing activities
Vehicle purchased through auto loan	$-	$22,789
Conversion of Line of credit, officers to shares of common stock	$144,445	$-

NOTE 4 - FIXED ASSETS

Equipment consists of the following:

	September 30,	December 31,
	2018	2017
Fixed assets of discontinued operations, net	$-	$78,763

	-	78,763
Less: Accumulated Depreciation	-	-
	$-	78,763

NOTE 5 - RELATED PARTY TRANSACTIONS

At September 30, 2018 and December 31, 2017, GreenBox was owed $250,000 and $20,881 from affiliated companies in which GreenBox's officers are also owners and officers.

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

The son of the Company's officer ("Son") received salary from the Company for work performed. During nine months ended September 30, 2018 and 2017, the Son received salary of $0 and $120,000, respectively.

On April 12, 2018, the Company entered into an asset purchase agreement whereby it assigned the entirety of its assets to ASAP Property Holdings, Inc., an affiliated entity owned and operated by Frank Yuan, in consideration of assumption of the entirety of its liabilities.

On August 7, 2018, in anticipation of a merger, the Company entered into a Promissory Note with GreenBox POS, LLC, a Washington Limited Liability Company (the "Washington LLC"), whereby the Washington LLC received $250,000 to be used to facilitate business operations in anticipation of transferring such operations from the Washington LLC to the Company and promised to pay the Company $250,000 plus interest at maturity (the "Note Receivable"). The Washington LLC is an affiliated company. The Note Receivable bears interest at a rate of 7.25% per annum and matures on February 28, 2019. As of September 30, 2018, the balance of the Note Receivable was $250,000 and the balance of interest receivable was $2,731. This is a related party loan from the Company to the Washington LLC in anticipation of the merger between the two entities.

On September 20, 2018, the Company and the Washington LLC entered into a Definitive Material Agreement pursuant to which the Company will be assigned any and all assets related to the Washington LLC's blockchain gateway and payment system business, point of sale system business, delivery business, kiosk business (collectively, the "Business"), and all intellectual property thereto owned by the Seller in consideration of assuming any and all liabilities incident to the operation of the Business that have been incurred in the normal course of business. The transfer has not been effected as of this date as the Company is currently accounting for the transaction.

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

NOTE 8 - CONVERTIBLE NOTES PAYABLE

On August 6, 2018, the Company issued a convertible preferred note for $253,000 (the "August 6th Note"). The August 6th Note incurs interest at 10% per year and the outstanding principal and accrued interest are due on August 6, 2019, the maturity date. The August 6th Note includes a conversion feature where, beginning 180 days after the issuance date, the lender may convert all or a portion of the outstanding principal and accrued interest balance into shares of the Company's common stock determined by dividing the conversion amount by the conversion price. During the first 180 days, the Company is allowed to prepay the August 6th Note and all accrued interest in full by paying an increasing prepayment percentage, which starts at 110% of the outstanding principal and interest and increasing by 5% every 30 days (110% from 0-30 days, 115% from 31-60 days, 120% from 61-90 days, 125% from 91-120, 130% from 121-150 days, and 135% from 151-180 days). After this period, the Company is no longer allowed to prepay the August 6th Note and the conversion feature becomes active. The conversion price is determined by multiplying the market value of the Company's common stock, as defined, by 65%. This represents a beneficial conversion feature that is not a derivative but must have its value recorded as a discount on the related August 6th Note. The value of the conversion feature was calculated using the intrinsic value method, whereby the amount of the discount was calculated as the difference between the conversion price and the market price of the underlying stock at the date of issuance multiplied by the number of shares issuable. The Company recognized a debt discount of $136,231 on the convertible promissory August 6th Note related to the beneficial conversion feature upon issuance, which is being amortized to interest expense over the one-year term of the August 6th Note.

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

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued.

On October 1, 2018, the Company issued a promissory note convertible into equity, pursuant to the above-referenced August 6th Note with gross proceeds of $53,000. The note bears interest at a rate of 10% per annum until the same becomes due and payable, whether pursuant to the one-year term or upon acceleration or prepayment.

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

OVERVIEW

GreenBox POS LLC ("  GreenBox" or "The Company" or "Our" or "We") efforts prior to April 12, 2018 were focused on our mission to be the bridge between China and the Western world.   GreenBox is a holding company that assisted Chinese institutional and high net worth individuals with acquisition advisory and asset management of U.S. hotels.

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

As shown in the accompanying financial statements and as discussed in Note 3, all assets and liabilities of the Company were acquired on April 12, 2018 by person who was previously a related party to the Company. As a result, the previous operations of the Company have been removed.

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

The transaction contemplated in the March 23rd stock purchase agreement was closed on May 3, 2018, and a change of control of the Company was effected. Thereafter, the Company changed its name to "GreenBox POS LLC."

Since April 12, 2018, the Company’s operations have consisted of providing management and business development services.

On August 7, 2018, in anticipation of a merger, the Company entered into a Promissory Note with GreenBox POS, LLC, a Washington Limited Liability Company (the “Washington LLC”), whereby the Washington LLC received $250,000 to be used to facilitate business operations in anticipation of transferring such operations from the Washington LLC to the Company and promised to pay the Company $250,000 plus interest at maturity (the "Note Receivable"). The Washington LLC is an affiliated company. The Note Receivable bears interest at a rate of 7.25% per annum and matures on February 28, 2019. As of September 30, 2018, the balance of the Note Receivable was $250,000 and the balance of interest receivable was $2,731. This is a related party loan from the Company to the Washington LLC in anticipation of the merger between the two entities.

On September 20, 2018, the Company and the Washington LLC entered into a definitive material agreement pursuant to which the Company will be assigned any and all assets related to the Washington LLC's blockchain gateway and payment system business, point of sale system business, delivery business, kiosk business (collectively, the "Business"), and all intellectual property thereto owned by the Seller in consideration of assuming any and all liabilities incident to the operation of the Business that have been incurred in the normal course of business. The transfer has not been effected as of this date as the Company is currently accounting for the transaction.

RESULTS OF OPERATIONS

Net Income

The Company recorded a net loss of $22,060 for the three months ended September 30, 2018 as compared to a net income of $22,155 for the same period last year. The decrease in net income was mainly due to the cessation of the previous operations of the Company after consummation of the Transaction on April 12, 2018 and costs related to the execution of a convertible note payable in August 2018, which was partially offset by Other Income resulting from interest income earned on a note receivable from an affiliated company.

The Company recorded a net loss of $26,614 for the nine months ended September 30, 2018 as compared to a net income of $55,913 for the same period last year. The decrease in net income was mainly due to a loss on settlement of debt and the cessation of the previous operations of the Company after consummation of the Transaction on April 12, 2018.

LIQUIDITY AND CAPITAL RESOURCES

After the consummation of the transaction embodied in the definitive material agreement dated September 20, 2018, the Company will have assumed substantially all of the assets and operations of the Washington LLC. The transfer has not been effected as of this date as the Company is currently accounting for the transaction.

Liquidity and Capital Resources

Our working capital for the periods presented is summarized as follows:

	As of September 30, 2018	As of December 31, 2017
Current assets	$252,731	$-
Current liabilities	421,943	-
Working capital	$(169,212)	$-

The following table shows cash flows for the periods presented:

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$92,464	$194,177
Net cash provided by (used in) investing activities	(327,492)	2,093
Net cash provided by (used in) financing activities	235,028	(191,449)
Net increase (decrease) in cash	$-	$4,821

Operating Activities

For the nine months ended September 30, 2018, net cash provided by operating activities was $92,464, which was primarily due to a net loss of $22,060 from continuing operations, adjusted by non-cash related expenses of amortization of the discount on the Company's convertible note payable of $20,527, amortization of debt issuance costs of $452, increases in accrued interest expense of $3,812 and discontinued operations of $92,464, offset by an increase in accrued interest receivable from an affiliated company of $2,731.

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

Revenue Recognition

Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. Management believes the Company's revenue recognition policies conform to ASC 606.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company's financial statements as of September 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 6, 2018, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. ("Power Up") with respect to the issuance of a promissory note convertible into equity issued on the same date with gross proceeds of $253,000 (the "August 6th Note"). The August 6th Note shall bear interest at a rate of 10% per annum until the same becomes due and payable, whether pursuant to the one-year term or upon acceleration or prepayment. Power Up may elect to convert the August 6th Note at any time from 180 days from the date of issuance at a variable price of per share equal to 65% of the average of the 3 lowest trading prices in the 10 days prior to such conversion. The August 6th Note carries a pre-payment penalty if such note is paid off in 30, 60, 90, 120, 150, or 180 days following the issue date. The pre-payment penalty is based on the then outstanding principal at the time of pay off plus accrued and unpaid interest multiplied by 110%, 115%, 120%, 125%, 130%, 135% respectively.

Pursuant to the Securities Purchase Agreement, Power Up was granted an option to invest up to $1,500,000 (inclusive of the amount provided pursuant to the August 6th Note) for 12 months from the date of the Securities Purchase Agreement under the terms and conditions of the Securities Purchase Agreement.

The issuance of the Note, and the issuance of the shares of the Company's Common Stock upon conversion of the Note in connection with the financing are exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Act"), in reliance upon exemptions from the registration requirements of the Act in transactions not involving a public offering, including, but not limited to the exemption provided pursuant to Rule 506(b) of Regulation D, as promulgated by the Securities and Exchange Commission under the Act for offers and sales of restricted securities in a private, non-public transaction to accredited investors, as defined in Rule 501 of Regulation D

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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