Form 10-K
period 2018-12-31
GreenBox POS
filed 2019-04-16
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

Commission File Number: 001-51554

GREENBOX POS
(Exact name of registrant as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8880 Rio San Diego Drive, Suite 102 San Diego, CA	92108
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (619) 631-8261

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of class
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

The aggregate market value of the 7,992,169 voting common stock held by non-affiliates of the registrant as of June 30, 2018 was $1,598,433 based on the closing price of $0.20 per share of the registrant’s common stock as quoted on the OTC Pink Current Information marketplace on that date.

As of April 12, 2019, there were 166,390,363 shares of registrant's common stock outstanding.

Documents Incorporated by Reference: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, including those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

In this Annual Report on Form 10-K, the terms “the Company,” “we,” “our”, and “us” refer to GreenBox POS.

PART I

Item 1 – Business

Corporate Structure

The Company was originally incorporated on April 10, 2007, under the laws of the State of Nevada as ASAP Expo, Inc. Prior to July 2011, the investment banking services division was the core business of ASAP Expo. ASAP Expo helped small and medium sized businesses raise funds and promote business through capital markets. In July 2011, ASAP Expo transitioned its core business to providing real estate advisory services for Chinese companies and high net worth individuals.

On March 23, 2018, the controlling shareholder of ASAP Expo, Inc., entered into a stock purchase agreement whereby ASAP Expo, Inc. sold 144,445,000 shares of ASAP Expo Inc.’s common stock to GreenBox POS LLC (“GreenBox POS”), a Washington limited liability company, representing 90% of ASAP Expo, Inc.’s issued and outstanding common stock. Following the signing of this stock purchase agreement, ASAP Expo, Inc. entered into and closed, on April 12, 2018, an asset purchase agreement whereby it assigned the entirety of its assets to ASAP Property Holdings, Inc. in consideration of assumption of the entirety of its liabilities.

The transaction contemplated in the March 23, 2018 stock purchase agreement was closed on May 3, 2018, and a change of control of ASAP Expo, Inc. was effected. On May 3, 2018, the Company changed its name to GreenBox POS LLC.

Below are the names and positions of the Company’s executive officers and directors who were appointed effective as of the May 3, 2018 closing of the stock purchase agreement.

Name	Position
Ben Errez	Chairman of the Board of Directors; Executive Vice President (Principal Financial Officer and Principal Accounting Officer)
Fredi Nisan	Director; Chief Executive Officer

On December 13, 2018, the Company changed its name to GreenBox POS.

Business Overview

Since April 12, 2018, the Company’s operations have consisted of providing management and business development services.

Related Party Note

On August 7, 2018, in anticipation of a merger, the Company entered into a Promissory Note with GreenBox POS, whereby GreenBox POS received $250,000 to be used to facilitate business operations in anticipation of transferring such operations from GreenBox POS to the Company. GreenBox POS promised to pay the Company $250,000 plus interest at maturity (the “Note Receivable”). GreenBox POS is an affiliated company. The Note Receivable bears interest at a rate of 7.25% per annum and matures following the closing of the transaction. As of December 31, 2018, the balance of the Note Receivable was $250,000 and the balance of interest receivable was $6,275. This is a related party loan from the Company to GreenBox POS in anticipation of a transaction between the two entities. As the transaction has not yet closed, the loan has not yet matured.

Advance to Related Entity

As of December 31,2018, the Company had issued funds to a related entity in the amount of $736,000 in anticipation of acquiring or merging with the Company. This amount includes the August 7, 2018 Note Receivable referenced above.

Convertible Promissory Notes

As of December 31, 2018, the Company entered into a series of promissory convertible notes (see Note 6 to the audited financial statements) totaling $486,000.

On August 6, 2018, the Company entered into a Securities Purchase Agreement  with respect to the issuance of a promissory note (the “August 6 Note”) convertible into equity issued on the same date with gross proceeds of $253,000. The August 6th Note shall bear interest at a rate of 10% per annum until the same becomes due and payable, whether pursuant to the one-year term or upon acceleration or prepayment. The note holder may elect to convert the August 6th Note at any time from 180 days from the date of issuance at a variable price of per share equal to 65% of the average of the 3 lowest trading prices in the 10 days prior to such conversion.

On September 27, 2018, the Company issued a promissory note convertible into equity with gross proceeds of $53,000 (the “September 27 Note”). The September 27 Note shall bear interest at a rate of 10% per annum until the same becomes due and payable, whether pursuant to the one-year term or upon acceleration or prepayment. The note holder may elect to convert the September 27th Note at any time from 180 days from the date of issuance at a variable price of per share equal to 65% of the average of the 3 lowest trading prices in the 10 days prior to such conversion.

On November 26, 2018, the Company issued a promissory note convertible into equity with gross proceeds of $200,000 (the “November 26 Note”). The November 26 Note shall bear interest at a rate of 12% per annum until the same becomes due and payable, whether pursuant to the one-year term or upon acceleration or prepayment. The note holder may elect to convert the November 26th Note at any time from 180 days from the date of issuance at a fixed price of per share equal to $4.50.

On December 13, 2018, the Company issued a promissory note convertible into equity with gross proceeds of $83,000 (the “December 13 Note”). The December 13 Note shall bear interest at a rate of 10% per annum until the same becomes due and payable, whether pursuant to the one-year term or upon acceleration or prepayment. The noted holder may elect to convert the December 13th Note at any time from 180 days from the date of issuance at a variable price of per share equal to 65% of the average of the 3 lowest trading prices in the 10 days prior to such conversion.

On December 17, 2018, the Company issued a promissory note convertible into equity with gross proceeds of $150,000 (the “December 17 Note”). The December 17 Note shall bear interest at a rate of 12% per annum until the same becomes due and payable, whether pursuant to the one-year term or upon acceleration or prepayment. The note holder may elect to convert the December 17th Note at any time from 180 days from the date of issuance at a variable price of per share equal to 50% of the closing price of the stock on the day of such conversion.

Employees

The Company has two part-time employees.

Item 1A – Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are not required to provide the information under this item.

Item 1B – Unresolved Staff Comments

Not applicable.

Item 2 – Properties

We do not own any real estate or other physical properties material to our operations. We operate from leased space. Our executive offices are located at 8880 Rio San Diego Drive, Suite 102, San Diego, CA 92108, and our telephone number is (619) 631-8261. Our lease commenced effective December 1, 2018 for a term of 5 years. The base rent is $10,882 per month.

Item 3 – Legal Proceedings

The Company is not a party to any legal proceedings.

Item 4 – Mine Safety Disclosures

Not applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the OTC Pink Current Information marketplace under the symbol “GRBX.”

As of April 12, 2019, there were 166,390,363 shares of common stock outstanding held by approximately 145 holders of record (not including an indeterminate number of beneficial holders of stock held in street name).

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has never had an equity compensation plan.

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, we issued the following securities that were not registered under the Securities Act and were not previously reported on a Current Report on Form 8-K or a Quarterly Report on Form 10-Q. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

In October 2018, and in anticipation of a merger, the Company issued 7,500,000 shares to an investor at a price per share of $0.001 in conversion of a promissory note issued by an affiliated company.

Item 6 – Selected Financial Data

Not applicable.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to us could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for materials, and competition.

Overview

The Company was originally incorporated on April 10, 2007, under the laws of the State of Nevada as ASAP Expo, Inc. Prior to July 2011, the investment banking services division was the core business of ASAP Expo. ASAP Expo helped small and medium sized businesses raise funds and promote business through capital markets. In July 2011, ASAP Expo transitioned its core business to providing real estate advisory services for Chinese companies and high net worth individuals.

On March 23, 2018, the controlling shareholder of ASAP Expo, Inc., entered into a stock purchase agreement whereby ASAP Expo, Inc., sold 144,445,000 shares of ASAP Expo Inc.’s common stock to GreenBox POS LLC (the “GreenBox POS”), a Washington limited liability company, representing 90% of ASAP Expo, Inc.’s issued and outstanding common stock. Following the signing of this stock purchase agreement, ASAP Expo, Inc. entered into and closed, on April 12, 2018, an asset purchase agreement whereby it assigned the entirety of its assets to ASAP Property Holdings, Inc. in consideration of assumption of the entirety of its liabilities.

The transaction contemplated in the March 23, 2018 stock purchase agreement was closed on May 3, 2018, and a change of control of ASAP Expo, Inc. was effected. On May 3, 2018, the Company changed its name to GreenBox POS LLC.

On December 13, 2018, the Company changed its name to GreenBox POS.

Since April 12, 2018, the Company’s operations have consisted of providing management and business development services.

Results of Operations

Net loss from continuing operations

The Company recorded a net loss from continuing operations of $53,298 for the year ended December 31, 2018. The decrease in net income was mainly due to the cessation of the previous operations of the Company after consummation of the transaction between the Company and ASAP Property Holdings, Inc. on April 12, 2018.

Liquidity and Capital Resources

Our working capital for the periods presented is summarized as follows:

	As of December 31, 2018	As of December 31, 2017
Current assets	$749,775	$-
Current liabilities	659,342	-
Working capital	$90,433	$-

The following table shows cash flows for the periods presented:

	Twelve Months Ended December 31,
	2018	2017
Net cash provided by (used in) operating activities	$92,464	$467,324
Net cash provided by (used in) investing activities	(813,492)	(7,239)
Net cash provided by (used in) financing activities	721,028	(402,564)
Net increase (decrease) in cash	$-	$57,521

Operating Activities

For the year ended December 31, 2018, net cash provided by operating activities was $92,464, which was primarily due to a net loss of $53,298 from continuing operations, adjusted by non-cash related expenses of amortization of the discount on the Company's convertible note payable of $43,381, amortization of debt issuance costs of $1,000, increases in accrued interest expense of $15,192 and discontinued operations of $92,464, offset by an increase in accrued interest receivable from an affiliated company of $6,275.

For the year ended December 31, 2017, net cash provided by operating activities was $467,324. This was primarily due to a net income of $89,471, adjusted by non-cash related expenses of depreciation of $11,086 and non-cash related gain on disposal of fixed assets of $5,277, then increased by favorable changes in working capital of $372,044. The favorable changes in working capital resulted from an increase in accounts payable and accrued expenses and accrued expenses - officer of $314,968, an increase in income tax payable of $48,350, and a decrease in due from affiliated companies of $8,727.

Investing activities

For the year ended December 31, 2018, net cash used in investing activities was $813,492, resulting from a payment for note receivable in anticipation of merger for $736,000 and discontinued operations of $77,492.

For the year ended December 31, 2017, net cash provided by investing activities was $1,487. This was due to the acquisition of property and equipment of $7,239.

Financing activities

For the year ended December 31, 2018, net cash provided by financing activities was $721,028, which resulted from the issuance of convertible notes payable of $739,000, offset by payments for loan origination fees of $3,000, and cash flows related to discontinued operations of $14,972.

For the year ended December 31, 2017, net cash used in financing activities was $402,564 which was mainly due to net repayment to note payable from officers of $398,812, offset by payments on auto loan of $3,752.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of  expenses reported for each of our fiscal periods are affected by estimates and assumptions. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. Management believes the Company’s revenue recognition policies conform to ASC 606.As of December 31, 2018, the Company has not recognized any revenue.

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

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8 – Financial Statements and Supplementary Data

Our financial statements and accompanying notes and the report of our independent registered public accounting firm are listed in Part IV starting on page F-1.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A – Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Executive Vice President, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management's evaluation, our Chief Executive Officer and Executive Vice President concluded that, as a result of the material weaknesses described below, as of December 31, 2018, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

(i) We did not have sufficient personnel in our accounting and financial reporting functions. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of a Chief Financial Officer, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will eliminate or greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(ii) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(iii) Management's report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2018 for the reasons discussed above.

This annual report does not include an attestation report by Pinnacle Accountancy Group of Utah (a DBA of Heaton & Co., PLLC), our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their age, title, and biography as of April 12, 2019 are set forth below:

Name	Age	Positions
Ben Errez, Chairman of the Board of Directors and Executive Vice President since May 3, 2018;	58	Chairman of the Board of Directors, Executive Vice President (Principal Financial Officer and Principal Accounting Officer)
Fredi Nisan, Director and Chief Executive Officer since May 3, 2018;	36	Director, Chief Executive Officer

Ben Errez, Chairman of the Board of Directors, Executive Vice President

Mr. Errez has had a storied career as a pioneer in the tech industry. His past positions have included positions at large companies like Microsoft and Intel. He has brought this expertise to the Company to help build the Company into being at the forefront of blockchain financial software, services, and hardware.

Mr. Errez was one of the early managers of Microsoft in 1991. From 1991 to 2004, he served as S/W Development Lead for the Microsoft International Product Group. He led the International Microsoft Office Components (Word, Excel, PowerPoint) team in design, engineering, development, and successful deployment. He also served as Executive Representative of Microsoft Office and was a founding member of the Microsoft Trustworthy Computing Forum, both within the company, and internationally. Mr. Errez co-authored the first Microsoft Trustworthy Computing Paper on Reliability. At Microsoft, Mr. Errez was responsible for the development of the first Microsoft software translation SDK in Hebrew, Arabic, Thai, and Simplified Chinese, the development of the first bidirectional extensions to RTF file format, all bidirectional extensions in text converters for Microsoft Office, and contributed to the development of the international extensions to the Unicode standard to include bidirectional requirements under the w3c consortium.

In 2004, Mr. Errez transitioned into the world of consulting, forming the start-up IHC Capital and holding the position of Principal Consultant from founding to the present date, through which he advises clients in the South Pacific region with market capitalizations ranging from $50M to $150M on matters such as commerce, security, reliability, and privacy.

From IHC Mr. Errez was courted into AuroraView where he assumed the positions of Director and Principal Consultant which he held from August 2015 to March 2016. Here his duties included the creation of Business Intelligence Programs, Business Metrics and Analysis tools, from concept development through deployment over varying network and mobile platforms for a Fortune 500 client. Mr. Errez personally developed all Excel, VBA and SharePoint back-end tools: metrics, statistical modeling, gauges, reporting engines, data distribution, direct connection to all data sources and GUI for customized reports. Mr. Errez designed and deployed E2E team and client views and customize-able dashboards supporting A-Level executives through team leads and individual contributors and deployed consumable reports over Microsoft PowerBI front-end. He also added support for reporting in a host of output formats, including XLS, XML, PDF, HTML and DOC.

From AuroraView, Mr. Errez was asked to take over the Microsoft Alumni Network for the Southern California region as a regional director immediately before launching the Washington LLC. Here he helped to formally organize the network, develop success metrics, goals and objectives, KPI reports, web content, social media strategies, and funding strategies. Mr. Errez was also key to the deployment of the University Ambassador Program.

Fredi Nisan, Director, Chief Executive Officer

Mr. Nisan’s career in tech began in 2005 in Israel, where he worked for Zicon Israel, a hardware and software producer. At Zicon, he supervised all of Zicon’s inventory operations, worked on quality controls for motherboards and chips and educated customers and software and hardware product functionality. From Zicon, Mr. Nisan moved to San Diego, CA, where he was a business coach for One Coach. One Coach specialized in customized growth solutions for small business owners. At One Coach, he hit the ground running and consistently ranked as the top sales person for small business coaching for the company and provided his clients with the latest strategies for sales, internet marketing, branding, and ROI.

From One Coach, Mr. Nisan took the plunge into the world of start-ups and launched his own company, Brava POS, where he served as President until 2015. Brava POS provided point of sale systems for specialty retail companies. Mr. Nisan developed software to provide clients with solutions for issues ranging from inventory management to payroll to processing a high volume of transactions in the form of a cloud-based point of sale system. This system had the capability to manage multiple stores with centralized inventory and process sales without an internet connection, and oﬀered a secure login for each employee. It included advanced inventory management and reporting plus powerful functionality for its end users.

In May 2016, Mr. Nisan founded QuickCitizen for which he has served as CEO and Director since its founding. Through QuickCitizen, Mr. Nisan conceptualized and created a software that simpliﬁes the immigration paperwork process for lawyers and law ﬁrms, reducing the processing time from approximately three hours to fifteen minutes. The software breaks down immigration processes into simple steps and translates the instructions into the client’s chosen language, so they can clearly understand it. Mr. Nisan developed the reporting dashboard, step-by-step questionnaire, forms, cloud document storage, automated workﬂow, and client portal for the software.

Employment Agreements

The Company has not entered into employment agreements or other compensation agreements with its executive officers.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% owners are required by certain SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of December 31, 2018 our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements, with the exception of the following: our two executive officers and directors have not yet filed a Form 3 following the closing of the change in control of the Company.

Code of Ethics

We have not previously adopted a Code of Ethics due to the small number of officers and employees and the size of our operations. It is anticipated that during 2019 we will adopt a Code of Ethics that applies to all of the Company’s directors and executive officers serving in any capacity, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Board Composition, Committees, and Independence

We are not required to have any independent members of the Board of Directors. As we do not have any board committees, the board as a whole carries out the functions of nominating and compensation committees, and such “independent director” determination has been made pursuant to the committee independence standards.

Involvement in Certain Legal Proceedings

Our two executive officers and directors have not been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time (a);

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11 – Executive Compensation

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (Principal Executive Officer) and our two most highly compensated executive officers other than the Principal Executive Officer during fiscal years 2018 and 2017 (collectively, the “Named Executive Officers”)

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation ($)	All other compensation ($)	Total ($)

Ben Errez, Executive Vice President since May 3, 2018	2018	-	-	-	-	-	-	-	-
Fredi Nisan, Chief Executive officer since May 3, 2018	2018	-	-	-	-	-	-	-	-
Frank Yuan, CFO, COO and Director until May 3, 2018	2018	-	-	-	-	-	-	-	-
Frank Yuan, CFO, COO and Director until May 3, 2018	2017	-	-	-	-	-	-	-	-

Option/SAR Grants in Fiscal Year Ended December 31, 2018

The Company has never had an equity compensation plan.

Outstanding Equity Awards at Fiscal Year-End Table

The Company has never had an equity compensation plan.

 Employment/Consulting Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has not entered into employment agreements or other compensation agreements with its executive officers.

Director Compensation

Our two current directors are executive officers of the Company. Our former director was also an executive officer of the Company. During 2018 we did not separately compensate our Directors for their service on the Board of Directors.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth, as of April 12, 2019, certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 8880 Rio San Diego Drive, Suite 102, San Diego, CA.

Name and Address of Owner	Shares of Common Stock Owned Beneficially	Percent of Class

Five Percent Stockholders:

Named Executive Officers and Directors
Ben Errez (1)	69,333,600	44%
Fredi Nisan (2)	69,333,600	44%
Total	138,667,200	88%

(1) Ben Errez is Chairman of the Board of Directors and Executive Vice President of the Company. These shares are held via Mr. Errez’s control of 48% of GreenBox POS which purchased 144,445,000 shares of the Company formerly controlled by Mr. Yuan.

(2) Fredi Nisan is a Director and Chief Executive Officer of the Company. These shares are held via Mr. Nisan’s control of 48% of GreenBox POS which purchased 144,445,000 shares of the Company formerly controlled by Mr. Yuan.

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13 – Certain Relationships and Related Transactions and Director Independence.

At December 31, 2018 and December 31, 2017, the Company was owed $0 and $20,881 from affiliated companies in which the Company’s officers were also owners and officers. This was related to the Company’s former CEO.

The Company had a revolving line of credit totaling $1,800,000 with Frank Yuan, CEO and Jerome Yuan, his son. The line of credit bore interest at 6% per annum and was due upon demand, as amended.  On December 31, 2014, the convertible note was amended to waive the right of conversion and was to be used as a line of credit. On April 12, 2018, Frank Yuan converted $144,445 of the line of credit to 144,445,000 shares. During the years ended December 31, 2018 and 2017, the Company incurred interest expense totaling $3,333 and $32,100 in connection with the Line. The balance of the credit line as of December 31, 2018 was $0 and the accrued interest on the line of credit was $0. The balance of the credit line as of December 31, 2017 was $212,140 and the accrued interest was $32,100 and were reclassed to current liabilities of discontinued operations.

The son of the Company’s officer (“Son”) received salary from the Company for work performed. During twelve months ended December 31, 2018 and 2017, the Son received salary of $0 and $120,000, respectively.

On April 12, 2018, the Company entered into an asset purchase agreement whereby it assigned the entirety of its assets to ASAP Property Holdings, Inc., an affiliated entity owned and operated by Frank Yuan, in consideration of assumption of the entirety of its liabilities.

On August 7, 2018, in anticipation of a transaction, the Company entered into a Promissory Note with GreenBox POS, whereby GreenBox POS received $250,000 to be used to facilitate business operations in anticipation of transferring such operations from GreenBox POS to the Company. GreenBox POS promised to pay the Company $250,000 plus interest at maturity (the “Note Receivable”). GreenBox POS is an affiliated company. The Note Receivable bears interest at a rate of 7.25% per annum and matured on February 28, 2019. As of December 31, 2018, the balance of the Note Receivable was $250,000 and the balance of interest receivable was $6,275. This is a related party loan from the Company to GreenBox POS in anticipation of a transaction between the two entities. The transaction has not yet closed and the loan has not yet been repaid.

On September 20, 2018, the Company and GreenBox POS entered into a definitive material agreement pursuant to which the Company will be assigned any and all assets related to GreenBox POS’s blockchain gateway and payment system business, point of sale system business, delivery business, kiosk business (collectively, the “Business”), and all intellectual property thereto owned by GreenBox POS in consideration of assuming any and all liabilities incident to the operation of the Business that have been incurred in the normal course of business. The transfer has not been effected as of this date as the Company is currently accounting for the transaction.

As of December 31, 2018, the Company is owed $736,000 by a related entity in anticipation of a merger or acquisition of the entity. This amount includes the August 7, 2018 Note Receivable referenced above.

In October 2018, and in anticipation of a merger, the Company issued 7,500,000 shares to an investor at a price per share of $0.001 in conversion of a promissory note issued by an affiliated company. The Company recorded a receivable in the amount of $7,500.

Item 14 – Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed by our independent registered public accounting firm, Pinnacle Accountancy Group of Utah, PLLC (a DBA of Heaton & Co., PLLC), for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2018 and 2017, including review of our interim financial statements were $12,000 and $14,400, respectively.

Audit Related Fees. We incurred fees to our independent registered public accounting firm of $0 and $0 for audit related fees during the fiscal years ended December 31, 2018 and 2017, respectively, which related to filings with the SEC.

Tax and Other Fees. We incurred fees to our independent registered public accounting firm of $0 and $0 for tax and fees during the fiscal years ended December 31, 2018 and 2017.

The Board of Directors pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements:

Our financial statements and the Report of Independent Registered Public Accounting Firm are included herein on page F-1.

2. Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto on page F-1.

3. Exhibits:

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation, filed August 29, 2007	S-1	3.1	02/12/2008

3.2	Certificate of Amendment to Articles of Incorporation, filed October 18, 2017				X

3.3	Certificate of Amendment to Articles of Incorporation, filed May 3, 2018				X

3.4	Certificate of Amendment to Articles of Incorporation, filed December 13, 2018				X

3.5	Bylaws of GreenBox POS.	S-1	3.2	02/12/2008

4.1	Convertible Promissory Note issued August 6, 2018, to Power Up Lending Group Ltd.	8-K	10.2	11/14/2018

4.2	Convertible Promissory Note issued September 27, 2018, to Power Up Lending Group Ltd.	8-K	10.3	11/14/2018

10.1	Purchase Agreement, effective March 23, 2018, by and among Frank Yuan and Vicky PMW Yuan (together, “Seller”), and GreenBox POS, LLC	8-K	10.1	05/17/2018

10.2	Asset Purchase Agreement dated April 11, 2018, by and between ASAP Expo, Inc. and ASAP Property Holdings Inc.	8-K	99.1	09/06/2018

10.3	Asset Purchase Agreement dated September 20, 2018, between GreenBox POS LLC, a Washington Limited Liability Company, and GreenBox POS LLC, a Nevada corporation	8-K	10.1	09/21/2018

10.4	Securities Purchase Agreement dated August 6, 2018, by and between GreenBox Pos LLC, and Power Up Lending Group Ltd	8-K	10.1	11/14/2018

21.1	Subsidiaries of the Registrant - None.	X

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GreenBox POS

Date: April 16, 2019	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 16, 2019	By:	/s/ Ben Errez
Ben Errez
Chairman of the Board and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

GREENBOX POS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

GreenBox POS:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of GreenBox POS, (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2018 and 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the result of its operations and its cash flows for the year ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses, and has not yet generated revenue These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017.

Farmington, Utah

April 16, 2019

GREENBOX POS

BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash & equivalents	-	-
Note receivable – affiliated company	743,500	-
Interest receivable - affiliated company	6,275	-
Total current assets	749,775	-

Current assets of discontinued operations	-	111,163
Furniture and equipment of discontinued operations, net	-	78,763

Total Assets	$749,775	$189,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued interest	$15,192	-
Convertible notes payable, net of unamortized debt discount of $92,850 and $0 and unamortized loan origination costs of $2,000 and $0 at December 31, 2018 and 2017, respectively	158,150	-
Notes payable	486,000	-
Total current liabilities	659,342	-

Current Liabilities of Discontinued Operations	259,717	685,751
Long-term liabilities of discontinued operations	-	28,560
Total Liabilities	919,059	714,311

Stockholders’ Deficit
Common stock $0.001 par value, 495,000,000 shares authorized, 166,390,363 shares and 14,445,363 shares issued and outstanding at December 31, 2018 and 2017, respectively	166,390	14,445
Additional paid in capital	(664,930)	(902,272)
Retained earnings	329,256	363,442
Total Stockholders’ Deficit	(169,284)	(524,385)

Total Liabilities and Stockholders’ Deficit	$749,775	$189,926

The accompanying notes are an integral part of these audited financial statements.

GREENBOX POS

STATEMENTS OF OPERATIONS

	Year Ended
	December 31, December 31,
	2018	2017
Revenue	$-	$-

Operating expenses	-	-

Operating loss	-	-

Other income (expense)
Interest income	6,275	-
Interest expense	(59,573)	-
Gain on disposal of fixed assets	-	-
Total non-operating income (expense)	(53,298)	-

Net (loss) income from continuing operations before income taxes	(53,298)	-
Net income from discontinued operations, net of income taxes	19,112	89,471

Net income (loss)	$(34,186)	$89,471

Net income (loss) per basic common share
Continuing operations	$(0.00)	$0.00
Discontinued operations	0.00	0.01
	$(0.00)	$0.01

Weighted average common shares outstanding	119,942,719	14,445,363

The accompanying notes are an integral part of these audited financial statements.

GREENBOX POS

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common stock		paid in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficit

BALANCE, DECEMBER 31, 2016	14,445,363	$14,445	$(902,272)	$273,971	$(613,856)
Net income	-	-	-	89,471	89,471
BALANCE, DECEMBER 31, 2017	14,445,363	$14,445	$(902,272)	$363,442	$(524,385)
Conversion of Line of credit, officers to shares of common stock	144,445,000	144,445	105,555	-	250,000
Recognition of debt discount and loan origination costs	-	-	131,787		131,787
Shares issued for note receivable – affiliated company	7,500,000	7,500	-		7,500
Net loss				(34,186)	(34,186)
BALANCE, DECEMBER 31, 2018	166,390,363	$166,390	$(664,930)	$329,256	$(169,284)

The accompanying notes are an integral part of these audited financial statements.

GREENBOX POS

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
Operating Activities:
Net Income (loss) from continuing operations	$(53,298)	$-
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Accretion of discount on convertible note payable	43,381	-
Amortization of debt issuance costs included in interest expense	1,000	-
Changes in operating assets and liabilities
Interest receivable from affiliated company	(6,275)	-
Accrued interest	15,192	-
Net cash provided by (used in) operating activities - continuing operations	-	-
Net cash provided by (used in) operating activities - discontinued operations	92,464	467,324
Net cash provided by operating activities	92,464	467,324

Investing Activities:
Note receivable in anticipation of merger	(736,000)	-
Net cash provided by (used in) investing activities - continuing operations	(736,000)	-
Net cash provided by (used in) investing activities - discontinued operations	(77,492)	(7,239)
Net cash provided by (used in) investing activities	(813,492)	(7,239)

Financing Activities:
Proceeds from borrowings on convertible note payable	739,000	-
Payments of loan origination fees	(3,000)	-

Net cash provided by (used in) financing activities – continuing operations	736,000	-
Net cash provided by (used in) financing activities – discontinued operations	(14,972)	(402,564)
Net cash provided by (used in) financing activities	721,028	(402,564)

Net increase (decrease) in cash	-	57,521

Cash, beginning of period	-	32,761

Cash, end of period	$-	$90,282

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$1,452
Income taxes	$-	$29,624

Non-cash investing and financing activities
Vehicle purchased through auto loan	$-	$22,789
Loan paid by vehicle trade-in	$-	$6,130
Loss on conversion	$101,111
Conversion of Line of credit, officers to shares of common stock	$144,445

The accompanying notes are an integral part of these audited financial statements.

GREENBOX POS

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

GreenBox POS (“GreenBox” or the “Company”) was originally incorporated on April 10, 2007 under the laws of the State of Nevada as ASAP Expo, Inc. Prior to July 2011, the investment banking services division was the core business of ASAP Expo. ASAP Expo helped small and medium sized businesses raise funds and promote business through capital markets. In July 2011, ASAP Expo transitioned its core business to providing real estate advisory services from investment banking advisory services for Chinese companies and high net worth individuals.

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

The transaction contemplated in the March 23, 2018 stock purchase agreement was closed on May 3, 2018, and a change of control of ASAP Expo, Inc. was effected. Thereafter, the Company changed its name to “GreenBox POS LLC” and subsequently to “GreenBox POS.”

Since April 12, 2018, the Company’s operations have consisted of providing management and business development services.

BASIS OF PRESENTATION

The financial statements include the accounts of Greenbox POS, LLC, a Nevada Corporation. All amounts are presented in U.S. Dollars unless otherwise stated. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has cash equivalents of $nil and $nil as of December 31, 2018 and December 31, 2017, respectively.

GOING CONCERN

As of December 31, 2018, the Company had cash of $nil, has incurred losses and has accumulated a significant deficit. During the year ended December 31, 2018 and 2017, the Company has not yet generated any revenues, and has incurred a net loss from continuing operations of $53,298. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of a note receivable from related party and interest receivables from related party, convertible notes payable and accrued liabilities. The fair value of these financial instruments approximate their carrying amounts reported in the  balance sheets due to the short term maturity of these instruments.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of  expenses during the reporting period. Actual results could differ from those estimates.

LEASES

Lease for office space at our corporate headquarters is classified as an operating lease in accordance with ASC 840, Leases. Rent expense is recognized on a straight-line basis over the terms of the leases and, accordingly, we record the cumulative difference between cash rent payments and the recognition of rent expense as a deferred rent liability. When an operating lease includes lease incentives, such as a rent abatements or leasehold improvement allowances, or requires fixed escalations of the minimum lease payments, the aggregate rental expense, including such incentives or increases, is recognized on a straight-line basis over the term of the lease.

Aggregate future minimum annual payments under aforementioned leases at December 31, 2018, are as follows:

Year	Operating Leases
2018	$10,648
2019	131,614
2020	135,562
2021	139,629
Total minimum rentals	$417,453

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

As of December 31, 2018, the Company has not generated any revenues from operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815) (“ASU 2017-11”). ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. The amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The new standard is effective for nonpublic business entities fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. The new standard is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this accounting standard update.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize “right of use” assets and liabilities for all leases with lease terms of more than 12 months. The ASU requires additional quantitative and qualitative financial statement footnote disclosures about the leases, significant judgments made in accounting for those leases and amounts recognized in the financial statements about those leases. The effective date will be fiscal periods beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of this accounting standard update on its financial statements.

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

As a result of the consummation of the Purchase Agreement, on April 12, 2018, in consideration for the Acquired Assets, Holdings paid the Company $nil in cash and assumed $234,605 of liabilities in excess of assets.

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

Income from discontinued operations during the twelve months ended December 31, 2018, and 2017 is $19,112 and $89,471, respectively.

Holdings agreed to assume responsibility for and fulfill the tax obligations of the Company. Holdings agrees to indemnify and hold harmless the Company for any liability, costs, and/or fees incurred due to Holdings’ failure to fulfill such obligations. Accrued income taxes of $235,946 are recorded as Income tax of discontinued operations payable on the balance sheets.

The Transaction has resulted in the removal of all operations from the original Company.

Below is a reconciliation of the major classes of line items constituting profit (loss) on discontinued operations related to the operations that were removed as a result of the Transaction with Holdings that are disclosed in Statements of Operations for the three and twelve months ended December 31, 2018, and 2017.

	Year Ended December 31,
	2018	2017
Revenues
Consulting fees	$428,334	$2,079,068
Management Fee	255,161	55,200
Total revenues	683,495	2,134,268

Cost of Sales
Consulting expense	120,500	1,070,800
Total cost of sales	120,500	1,070,800

Gross Profit	562,995	1,063,468

Operating expenses:
General and administrative	422,929	867,722
Total operating expenses	422,929	867,722

Income from discontinued operations	140,066	195,746

Other Income (Expense)
Net gain on asset purchase agreement	159,848	-
Gain on sale of fixed assets	̶	5,277
Loss on settlement of debt	(41,161)	-
Interest expense	(3,695)	(33,578)
Total other income (expense, net)	114,992	(28,301)

Income before income taxes	255,058	167,445
Income taxes provision	235,946	77,974

Net (loss) Income from Discontinued Operations	$19,112	$89,471

The following table summarizes the operating, investing and financing cash flows of discontinued operations related to the operations that were removed as a result of the Transaction with Holdings for the twelve months ended December 31, 2018, and 2017.

	Year Ended December 31,
	2018	2017
Operating Activities:
Net Income (loss) from discontinued operations	$19,112	$89,471
Adjustments to reconcile net income from discontinued operations to net cash provided by operating activities:
Depreciation expense	4,004	11,086
Capital gain	-	(5,277)
Assets distributed in asset purchase agreement, net	(159,848)	-
Loss on settlement of debt	41,161	-
Changes in operating assets and liabilities
Due from affiliates	(135,431)	50,727
Prepaid expenses and other current assets	(30,790)	-
Accounts payable and accrued expenses	28,991	272,967
Income tax payable	234,983	48,350

Net cash provided by (used in) operating activities	2,182	467,324

Investing Activities:
Cash disbursed in conjunction with asset purchase agreement	(77,492)	-
Acquisitions of furniture and equipment	-	(7,239)

Net cash used in investing activities	(77,492)	(7,239)

Financing Activities:
Payments on auto loan	(1,324)	(3,752)
Proceeds from borrowings on note payable from officers	-	376,298
Repayments of borrowings on note payable form officers	(13,648)	(775,110)

Net cash provided by (used in) financing activities	(14,972)	(402,564)

Net increase (decrease) in cash	(90,282)	57,521

Cash, beginning of the period	90,282	32,761

Cash, end of the period	$-	$90,282

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$1,452
Income taxes	$-	$29,624

Non-cash investing and financing activities
Vehicle purchased through auto loan	$-	$22,789
Loan paid by vehicle trade-in		6,130
Conversion of Line of credit, officers to shares of common stock	$381,787	$-

NOTE 3 – FIXED ASSETS

Fixed assets consist of the following:

	December 31,	December 31,
	2018	2017
Fixed assets of discontinued operations, net	$-	$78,763

	-	78,763
Less: Accumulated Depreciation	-	-
	$-	78,763

NOTE 4 – RELATED PARTY TRANSACTIONS

At December 31, 2018 and December 31, 2017, GreenBox was owed $0 and $20,881 from affiliated companies in which GreenBox’s officers are also owners and officers. The advance has no written note, is non-interest bearing and payable on demand to the Company and expected to be paid within one year.

The Company had a revolving line of credit totaling $1,800,000 with Frank Yuan, CEO and Jerome Yuan, his son. The line of credit bore interest at 6% per annum and was due upon demand, as amended.  On December 31, 2014, the convertible note was amended to waive the right of conversion and was to be used as a line of credit. On April 12, 2018, Frank Yuan converted $144,445 of the line of credit to 144,445,000 shares. During the twelve months ended December 31, 2018 and 2017, the Company incurred interest expense totaling $3,333 and $25,964 in connection with the Line. The balance of the credit line as of December 31, 2018 was $0 and the accrued interest on the line of credit was $0. The balance of the credit line as of December 31, 2017 was $212,140 and the accrued interest was $32,100 and were reclassed to current liabilities of discontinued operations.

On April 12, 2018, the Company entered into an asset purchase agreement whereby it assigned the entirety of its assets to ASAP Property Holdings, Inc., an affiliated entity owned and operated by Frank Yuan, in consideration of assumption of the entirety of its liabilities.

On August 7, 2018, in anticipation of a merger, the Company entered into a Promissory Note with GreenBox POS, whereby GreenBox POS received $250,000 to be used to facilitate business operations in anticipation of transferring such operations from GreenBox POS to the Company. GreenBox POS promised to pay the Company $250,000 plus interest at maturity (the “Note Receivable”). GreenBox POS is an affiliated company. The Note Receivable bears interest at a rate of 7.25% per annum and matures following the closing of the transaction. As of December 31, 2018, the balance of the Note Receivable was $250,000 and the balance of interest receivable was $6,275. This is a related party loan from the Company to GreenBox POS in anticipation of a transaction between the two entities. As the transaction has not yet closed, the loan has not yet matured.

On September 20, 2018, the Company and the Company and a related entity entered into a Definitive Material Agreement pursuant to which the Company will be assigned any and all assets related to the affiliated company’s blockchain gateway and payment system business, point of sale system business, delivery business, kiosk business (collectively, the “Business”), and all intellectual property thereto owned by the Seller in consideration of assuming any and all liabilities incident to the operation of the Business that have been incurred in the normal course of business. The transfer has not been effected as of year end as the Company had not finalized the transaction, see subsequent event footnote.

As of December 31, 2018, the Company is owed $736,000 by a related entity in anticipation of a merger or acquisition of the entity. This amount includes the August 7, 2018 Note Receivable referenced above.

In October 2018, and in anticipation of a merger, the Company issued 7,500,000 shares to an investor at a price per share of $0.001 in conversion of a promissory note issued by an affiliated company. The Company recorded a receivable in the amount of $7,500.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On August 6, 2018, the Company issued a convertible preferred note for $253,000. The note incurs interest at 10% per year and the outstanding principal and accrued interest are due on August 6, 2019, the maturity date. The note includes a conversion feature where, beginning 180 days after the issuance date, the lender may convert all or a portion of the outstanding principal and accrued interest balance into shares of the Company’s common stock determined by dividing the conversion amount by the conversion price. During the first 180 days, the Company is allowed to prepay the note and all accrued interest in full by paying an increasing prepayment percentage, which starts at 110% of the outstanding principal and interest and increasing by 5% every 30 days (110% from 0-30 days, 115% from 31-60 days, 120% from 61-90 days, 125% from 91-120, 130% from 121-150 days, and 135% from 151-180 days). After this period, the Company is no longer allowed to prepay the note and the conversion feature becomes active. The conversion price is determined by multiplying the market value of the Company’s common stock, as defined, by 65%. This represents a beneficial conversion feature that is not a derivative but must have its value recorded as a discount on the related note. The value of the conversion feature was calculated using the intrinsic value method, whereby the amount of the discount was calculated as the difference between the conversion price and the market price of the underlying stock at the date of issuance multiplied by the number of shares issuable. The Company recognized a debt discount of $131,787 on the convertible promissory note related to the beneficial conversion feature upon issuance, which is being amortized to interest expense over the one-year term of the note. For the year months ended December 31, 2018, the Company recognized $43,381 in amortization of the debt discount.

The Company paid $3,000 as loan origination fees on August 6, 2018 in obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the year ended December 31, 2018, approximately $1,000 in deferred financing cost was amortized.

As of December 31, 2018, the principal balance of the Convertible Note was $253,000, and accrued interest on the Convertible Note was $10,259. During the period ended December 31, 2018, the Company recognized $31,238 in interest expense related to the Convertible Notes.

NOTE 6 –NOTES PAYABLE

On September 27, 2018, the Company issued a promissory note convertible into equity, with gross proceeds of $53,000 (the “September 27 Note”). The September 27 Note shall bear interest at a rate of 10% per annum until the same becomes due and payable, whether pursuant to the one-year term or upon acceleration or prepayment. The note holder may elect to convert the September 27th Note at any time from 180 days from the date of issuance at a variable price of per share equal to 65% of the average of the 3 lowest trading prices in the 10 days prior to such conversion.

As of December 31, 2018, the principal balance of the September 27 Note was $53,000, and accrued interest on the Convertible Note was $1,394. During the period ended December 31, 2018, the Company recognized $1,394 in interest expense related to the September 27 Note.

On November 26, 2018, the Company issued a promissory note convertible into equity, with gross proceeds of $200,000 (the “November 26 Note”). The November 26 Note shall bear interest at a rate of 12% per annum until the same becomes due and payable, whether pursuant to the one-year term or upon acceleration or prepayment. The note holder may elect to convert the November 26th Note at any time from 180 days from the date of issuance at a fixed price of per share equal to $4.50.

As of December 31, 2018, the principal balance of the November 26 Note was $200,000, and accrued interest on the Convertible Note was $2,367. During the period ended December 31, 2018, the Company recognized $2,367 in interest expense related to the Convertible Note.

On December 13, 2018, the Company issued a promissory note convertible into equity, with gross proceeds of $83,000 (the “December 13 Note”). The December 13 Note shall bear interest at a rate of 10% per annum until the same becomes due and payable, whether pursuant to the one-year term or upon acceleration or prepayment. The note holder may elect to convert the December 13th Note at any time from 180 days from the date of issuance at a variable price of per share equal to 65% of the average of the 3 lowest trading prices in the 10 days prior to such conversion.

As of December 31, 2018, the principal balance of the December 13 Note was $83,000, and accrued interest on the Convertible Note was $432. During the period ended December 31, 2018, the Company recognized $432 in interest expense related to the Convertible Note.

On December 17, 2018, the Company issued a promissory note convertible into equity, with gross proceeds of $150,000 (the “December 17 Note”). The December 17 Note shall bear interest at a rate of 12% per annum until the same becomes due and payable, whether pursuant to the one-year term or upon acceleration or prepayment. The note holder may elect to convert the December 17th Note at any time from 180 days from the date of issuance at a variable price of per share equal to 50% of the closing price of the stock on the day of such conversion.

As of December 31, 2018, the principal balance of the December 17 Note was $150,000, and accrued interest on the Convertible Note was $740. During the period ended December 31, 2018, the Company recognized $740 in interest expense related to the Convertible Notes.

NOTE 7 – INCOME TAXES

The income taxes provision for the twelve months ended December 31, 2018 consists of current income tax of $nil.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law including one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate from 34% to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period on enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings and therefore, we do not anticipate the impact of a transition tax. Since the Tax Act was passed late in the fourth quarter of 2017 and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax remeasurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, no later than fiscal year ended December 31, 2018.

The Company reasonably estimated the effects of the U.S. Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. The Company recorded a provisional tax benefit for the impact of the U.S. Tax Act of approximately $77,974. This amount primarily comprised the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%.

Interest associated with unrecognized tax benefits is classified as income tax and penalties are included in selling, general and administrative expenses in the statements of operations and comprehensive income.

	For the years ended December 31,
	2018	2017
Income (loss) before tax	$(34,186)	$167,445
Income tax at U.S. statutory rates (21%)	(7,179)	56,932
State tax	-	9,769
Prior period over-accrual	-	(8,310)
Nondeductible expenses	-	19,583
Change in valuation allowance	7,179	-
Provision for income taxes	$-	$77,974

Uncertain Tax Positions

Interest associated with unrecognized tax benefits is classified as income tax and penalties are included in general and administrative expenses in the statements of operations and comprehensive income. For the years ended December 31, 2018 and 2017, the Company had no unrecognized tax benefits and related interest and penalties expenses. The Company’s 2015, 2016 and 2017 tax years remain subject to examination by the U.S. tax authorities.

NOTE 8 – SHAREHOLDERS’ DEFICIT

Common Stock

On July 29, 2017, the Board of Directors of the Company approved to increase the authorized shares of the Company to 500,000,000 (the “Increase”), with 495,000,000 shares being Common Stock and 5,000,000 shares being preferred stock, subject to Stockholder approval. The Majority Stockholder approved the Increase by written consent in lieu of a meeting on July 29, 2017. The increased number of authorized shares was retroactively presented on balance sheets.

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

In October 2018, and in anticipation of a merger, the Company issued 7,500,000 shares to an investor at a price per share of $0.001 in conversion of a promissory note issued by an affiliated company. The Company recorded a receivable in the amount of $7,500.

At December 31, 2018 and December 31, 2017, the Company had 166,390,363 and 14,445,363 shares, respectively, issued and outstanding at par value $0.001 per share.

NOTE 9 – SUBSEQUENT EVENTS

On January 1, 2019, the Company consummated the merger with an affiliated entity. The merger is accounted for as a merger under common control., whereby the Company is the acquirer for accounting and financial reporting purposes and GreenBox POS (Washington Entity) is the legal acquirer. The Company is in the process of completing the audit of Green POS (Washington Entity) and the pro forma information is not yet available at the time of the filing this report.

The Company has evaluated subsequent events through April 15, 2019, the date the financial statements were available for release.