Form 10-Q/A
period 2018-06-30
GreenBox POS
filed 2020-02-06
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 3)

(MARK ONE)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number: 001-34294

GREENBOX POS

 (Exact name of small business issuer as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8880 Rio San Diego Drive, Suite 102, San Diego, CA 92108
(Address of principal executive offices)

(619) 631-8261

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

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 28, 2019, on June 27, 2019, the sole officers and directors, Ben Errez and Fredi Nisan (the “Management”) of GreenBox POS (the “Company” or “PubCo”), concluded that the following previously filed financial statements of the Company (along with other previously filed financial statements) should not be relied upon:

●

The Company’s unaudited financial statements for the quarterly period ended June 30, 2018, contained in the Company’s: (i) Quarterly Report on Form 10-Q, originally filed with the SEC on September 6, 2018; (ii) Amendment No. 1 to Quarterly Report on Form 10-Q/A, originally filed with the SEC on September 10, 2018; and (iii) Amendment No. 2 to Quarterly Report on Form 10-Q/A, originally filed with the SEC on March 13, 2019 (collectively, the “Q2 Report”).

The conclusion to prevent future reliance on the Q2 Report resulted from the determination by the Management that the Q2 Report failed to properly account for the March 23, 2018 Share Purchase Agreement (the “Yuan SPA”) pursuant to which GreenBox POS LLC, a Washington limited liability company (“PrivCo”), majority owned and entirely controlled by the Management, acquired 144,445,000 shares of the Company’s common stock, and subsequently, the verbal agreement between PubCo and PrivCo, under which PubCo acquired PrivCo’s assets on April 12, 2018 (the “Verbal Agreement”). The Verbal Agreement was formally recognized and memorialized in an Asset Purchase Agreement between PubCo and PrivCo, signed January 4, 2020.

Specifically, the Company determined that:

In accordance with FASB ASC 805, the consolidated financial results of both the Company and PrivCo, should have been recorded in the Q2 Report, based on the fact that i) as of April 12, 2018, the Company’s controlling shareholder is PrivCo, ii) PrivCo is majority owned and entirely controlled by Management, iii) PrivCo’s owners are our sole officers and directors, and iv) that the Company did acquire the operations of PrivCo on April 12, 2018. As a result, the Q2 Report should have reflected the combined balance sheets, income statements and cash flow statements of PrivCo and the Company from April 12, 2018 forward.

We are therefore filing this amended 10-Q (“Amended 10-Q”) to the “Q2 Report,” to restate our financial statements and revise related disclosures.

As a substantial part of the Amended 10-Q is amended and/or restated, we have presented the entire text of the Q2 Report, as amended and/or restated by this Amended 10-Q. Readers should therefore read and rely only on this Amended 10-Q in lieu of the original Q2 Report.

This Amended Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, including those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

In this Quarterly Report on Form 10-Q, the terms “the Company,” “we,” “our.” “us” and “PubCo” refer to GreenBox POS.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENBOX POS

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash & Cash Equivalents	$364,728	$83,353
Accounts Receivable	96,243	-
Cash Due from Gateways	22,969	-
Other Current Assets	58,558	3,339
Total Current Assets	$542,498	$86,692

Total Fixed Assets (net)	27,251	6,069
Total Assets	$569,749	$92,761

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	65,835	31,980
Payment Processing Liabilities (net)	21,403	-
Short Term Notes	115,000	-
Unearned Income	360,000	-
Other Current Liabilities	15,353	-
Total Current Liabilities	$577,591	$31,980

Long-Term Liabilities
Long Term Notes	75,000	-
Total Long Term Liabilities	75,000	-
Total Liabilities	$652,591	$31,980

EQUITY
Preferred Stock: 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common Stock: $0.001 par value, 495,000,000 shares authorized, 158,890,363 and 14,445,363 shares issued and outstanding at June 30, 2018 and December 31, 2017	158,890	14,445
Paid in Capital	796,940	185,655
Retained Earnings	(1,038,672)	(139,319)
Total Equity (Deficit)	$(82,843)	$60,781
TOTAL LIABILITIES AND EQUITY	$569,749	$92,761

 The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
INCOME
Payment Processing Fees (net)	$1,479	$-	$1,479	$-
Licensing Revenue	90,000	-	90,000	-
Equipment Sales	23,446	-	23,446	-
Total Income	$114,925	$-	$114,925	$-

Cost of Goods Sold
Payment Processing	371	-	371	-
Equipment	17,551	-	17,551	-
Total Cost of Goods Sold	17,922	-	17,922	-
Gross Profit	$97,003	$-	$97,003	$-

Expenses
General & Administration	205,602	-	274,395	-
Finance Costs	125,000	-	125,000	-
Legal & Professional Services	142,014	-	347,352	-
R&D Expense	105,202	-	163,022	-
Total Expenses	577,818	-	909,770	-
Net Operating Income	$(480,814)	$-	$(812,766)	$-
Other Expense / (Income)
Asset Impairments	-	-	75,000	-
Depreciation	1,631	-	2,494	-
Interest Expense	7,515	-	9,093	-
Total Other Expenses	9,146	-	86,587	-
Net Other Income	(9,146)	-	(86,587)	-
Net Income (loss)	$(489,960)	$-	$(899,354)	$-

Net income (loss) per common share	(0.00)		(0.01)
Weighted average common shares outstanding	158,890,363		88,662,960

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
OPERATING ACTIVITIES
Net Income	$(899,354)	$-
Adjustments to reconcile Net Income to Net Cash provided by operations:
Accounts Receivable (A/R)	(96,243)	-
Accounts Payable (A/P)	33,855	-
Cash Due from Gateways	(22,969)	-
Payment Processing Liabilities (net)	21,403	-
Other Current Assets	(55,219)	-
Other Current Liabilities	6,259	-
Unearned Income	360,000
Accrued Interest & Depreciation	11,588	-
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	$258,674	$-
Net cash provided by operating activities	$(640,679)	$-

INVESTING ACTIVITIES
Fixed Assets	(23,676)	-
Net cash provided by investing activities	$(23,676)	$-

FINANCING ACTIVITIES
Notes Payable - less than 1 Yr	190,000	-
Cash Paid for Stock	144,445	-
Shareholder Contributions	311,285	-
Payment Due for Equity	300,000	-
Net cash provided by financing activities	$945,730	$-
Net cash increase (decrease) for period	$281,374	$-
Cash at beginning of period	83,353	-
Cash at end of period	$364,728	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

GreenBox POS (the “Company” or “PubCo”) was formerly known as ASAP Expo, Inc (“ASAP”), which was incorporated April 10, 2007 under the laws of the State of Nevada.

On January 4, 2020, PubCo and GreenBox POS LLC, a Washington limited liability company (“PrivCo”), entered into an Asset Purchase Agreement (the “Agreement”), to memorialize a verbal agreement (the “Verbal Agreement”) entered into on April 12, 2018, by and among PubCo and PrivCo, which was formed on August 10, 2017.

On April 12, 2018, pursuant to the Verbal Agreement, PubCo acquired PrivCo’s blockchain gateway and payment system business, point of sale system business, delivery business and kiosk business, and bank and merchant accounts, as well as all intellectual property related thereto (the “GreenBox Business”). As consideration for the GreenBox Business, on April 12, 2018, PubCo assumed PrivCo’s liabilities that had been incurred in the normal course of the GreenBox Business (collectively, the “GreenBox Acquisition”).

For accounting and reporting purposes, PubCo deemed the GreenBox Acquisition a “Reverse Acquisition” with PrivCo designated the “accounting acquirer” and PubCo designated the “accounting acquiree.”

New Name

On May 3, 2018, PubCo formally changed its name to GreenBox POS LLC, then subsequently changed its name to GreenBox POS on December 13, 2018.

Unless the context otherwise requires, all references to “the Company,” “we,” “our”, “us” and “PubCo” refer to GreenBox POS.

Unless the context otherwise requires, all references to “PrivCo” refer to GreenBox POS LLC, a limited liability company, formed in the state of Washington.

Significant Transactions

On March 23, 2018, the then controlling shareholder and then sole officer and sole director of PubCo, Frank Yuan, along with his wife, Vicky PMW Yuan (collectively, the “Yuans”), entered into a Purchase Agreement with PrivCo (the “Yuan SPA”).

Pursuant to the Yuan SPA, the Yuans agreed to sell 144,445,000 restricted shares of PubCo’s common stock, par value $0.001 per share (the “Common Stock”), to PrivCo for a consideration of $500,000: $250,000 in cash, paid at closing, and $250,000 in restricted shares of Common Stock (the “Shares Due”) to be issued within 30 days of the close of the Yuan SPA. Subsequently, on or about June 8, 2018, PrivCo paid the Shares Due, by transferring 609,756 restricted shares of Common Stock from the Control Block to the Yuan’s designees, Frank Yuan and his son, Jerome Yuan.

On or about March 29, 2018, Frank Yuan converted a portion of a line of credit that he had previously issued to PubCo, in exchange for 144,445,000 restricted shares of Common Stock, representing approximately 90% of PubCo’s issued and outstanding shares of Common Stock (the “Control Block”).

Pursuant to the Yuan SPA, on April 12, 2018, Frank Yuan caused the Control Block to be transferred to PrivCo.

On April 12, 2018, all business being conducted at that time by PubCo (the “ASAP Business”) was transferred from PubCo to ASAP Property Holdings Inc., a company owned and operated by Frank Yuan (“Holdings”). In consideration for the ASAP Business, Holdings assumed all liabilities related to the ASAP Business. On April 12, 2018, following the Yuan SPA being entered into and the ASAP Business being transferred to Holdings, Ben Errez (“Errez”) and Nisan (“Nisan”) became the sole acting officers and sole acting directors of PubCo.

On May 3, 2018, Frank Yuan formally resigned, and Errez and Nisan were formally appointed the sole officers and sole directors of PubCo.

On April 12, 2018, pursuant to the Verbal Agreement, PubCo acquired the GreenBox Business and assumed PrivCo’s liabilities per the terms of the Agreement. The value of the assets acquired on April 12, 2018 was $843,694, which excluded the Control Shares, which remain a PrivCo asset. The value of PrivCo’s assumed liabilities on April 12 was $589,078. The difference between assets and liabilities was $254,616, which PubCo booked as a “Gain on Bargain Purchase.” However, because we are using Reverse Acquisition accounting, PubCo subsequently recorded the gain as Paid in Capital.

From April 12, 2018 through January 4, 2020 (the “In Between Period”), because there was ambiguity regarding the validity of the Verbal Agreement, PubCo filed required quarterly and annual reports with the Securities and Exchange Commission as if there had not been a Reverse Acquisition. During the In Between Period, PrivCo continued to operate as if it still owned the GreenBox Business, which included maintaining records of GreenBox Business financial transactions on PrivCo’s accounting software, and entering into contracts and agreements as PrivCo, while PubCo paid all expenses, including expenses related to PrivCo contracts entered into prior to April 12, 2018 and after April 12, 2018, as well as expenses incurred as a result of litigation resulting from disagreements between PrivCo and other parties. During the In Between Period, PubCo represented itself in press releases, as being the owner/operator of the GreenBox Business. Additionally, from April 12, 2018 through approximately December 31, 2018, PubCo and PrivCo shared control of PrivCo’s bank accounts, and on or about January 1, 2019, PubCo assumed control of PrivCo’s bank accounts.

By virtue of the payment of PrivCo’s litigation expenses by PubCo, by virtue of PubCo representing itself in press releases, as being the owner/operator of the GreenBox Business, and by virtue of the shared control of PrivCo’s bank accounts starting on April 12, 2018, both PubCo and PrivCo concluded that the Verbal Agreement was valid and the GreenBox Business Acquisition took place on April 12, 2018.

Reverse Acquisition Reporting Requirements

In accordance with SEC Financial Reporting Manual, Topic 12 - Reverse Acquisitions and Reverse Recapitalizations, Section 12200 - Reporting Issues, Sub-section 12210.2 - Reverse Acquisition with a domestic registrant that is not a shell company, PubCo is required to file two years of audited Financials for PrivCo. However, since PrivCo was formed in August 2017, only the period from August 2017 through December 31, 2018 was audited. PubCo is also required to file on a combined basis with PrivCo starting with PubCo’s 10-Q filing for the period ending June 30, 2018.

Given these considerations, PubCo:

a)

Executed the Agreement memorializing the Verbal Agreement, and filed a Form 8-K on January 7, 2020 (the “January 8-K”) to disclose the Agreement and to file audited financials for PrivCo for the year ending December 31, 2017;

b)	is restating PubCo’s 2018 financials, to include amended Form 10-Qs for the periods ending June 30 and September 30, and an amended Form 10-K for the year ending December 31, 2018; and

c)

is proceeding to file Form 10-Qs for 2019, for the periods ended March 31, June 30 and September 30, and file Form 10-K for the year ending December 31, 2019; which we ideally wish to accomplish upon or prior to March 30, 2020.

Our Business

GreenBox POS is a tech company formed with the intent of developing, marketing and selling innovative blockchain-based payment solutions, which we believe will cause favorable disruption in the payment solutions marketplace. Our core focus is to develop and monetize disruptive blockchain-based applications, integrated within an end-to-end suite of financial products, capable of supporting a multitude of industries. Our proprietary, blockchain-based ecosystem is designed to facilitate, record and store a virtually limitless volume of tokenized assets, representing cash or data, on a secured, immutable blockchain-based ledger.

We’ve been awarded five provisional patents for our technology, each directly related to our core business focus. Subsequently, we filed non-provisional patent application 16/212,627 on December 6, 2018, under which we claimed the benefit of the five provisional patents.

In March 2018, we formally announced DEL, PAY, QuickCard, POS and Loopz to an international audience, during a presentation at the Israel International Innovation Expo, in Tijuana, Mexico.

a)	DEL is our Delivery App, which provides APIs to POS and PAY.

b)	PAY is our Payment App, which provides financial APIs to all our other software components.

c)	QuickCard is QuickCard Payment System, which is a comprehensive physical and virtual cash management system, including software that facilitates deposits, cash and e-wallet management.

d)	POS Solutions is our complete end-to-end Point of Sale solution, comprising both software and hardware.

e)	Loopz is Loopz Software Solution, which is a mobile delivery service operations management solution with automated dispatch functionality.

In March 2018, our QuickCard Payment System was comprised of PAY, proprietary kiosks and e-wallet management.

In June 2018, we commenced a soft launch of our system, onboarded our initial customers and began generating revenue.

In July 2018, we introduced TrustGateway, a new fraud prevention component for our QuickCard payment system.

BASIS OF PRESENTATION

The financial statements include the combined accounts of PubCo and PrivCo. All amounts are presented in U.S. Dollars unless otherwise stated. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”).

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has cash equivalents of $364,728 and $83,353 as of June 30, 2018 and December 31, 2017, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon our ability to identify prospects for capital procurement, and to obtain the necessary debt or equity financing needed to develop, sustain and grow our operations, until such time as we are able to generate sufficient cash flow from operation to support our operations, growth, research and development. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Business Combination

The Company accounts for all business acquisitions at fair value and expenses acquisition costs as they are incurred. Any identifiable assets acquired, and liabilities assumed, are recognized and measured at their respective fair values on the acquisition date. If information about facts and circumstances existing as of the acquisition date is incomplete at the end of the reporting period in which a business acquisition occurs, the Company will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once the Company receives sufficient information to finalize the fair values; however, the period will not exceed one year from the acquisition date.

Control

The Company accounts for Control per ASC 805-10-25-7, which states “The date on which the acquirer obtains control of the acquiree generally is the date on which the acquirer legally transfers the consideration, acquires the assets, and assumes the liabilities of the acquiree — the closing date. However, the acquirer might obtain control on a date that is either earlier or later than the closing date. For example, the acquisition date precedes the closing date if a written agreement provides that the acquirer obtains control of the acquiree on a date before the closing date. An acquirer shall consider all pertinent facts and circumstances in identifying the acquisition date”

Consideration

The Company accounts for Consideration per ASC 805-10-25-20, which states “The acquirer shall recognize as part of applying the acquisition method only the consideration transferred for the acquiree and the assets acquired and liabilities assumed in the exchange for the acquiree.”

Allocation of Purchase Price

The Company accounts for Allocation of Purchase Price per ASC 805-20-30-1, which states “The acquirer shall measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their acquisition date fair values.”

Bargain Purchase

In accordance with ASC 805, there are circumstances where the acquirer’s interest in the acquiree (i.e., the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree and the fair value of any previously held equity interest in the acquiree) is less than the fair value (or other recognized value for the exceptions to fair value recognition) of the identifiable net assets acquired. Such a transaction results in an economic gain to the acquiring entity. Any such gain is recognized in earnings only after a thorough reassessment of all elements of the accounting for the acquisition.

Fair Value Measurements and Disclosures

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2

Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Convertible Promissory Notes

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

Fixed Assets

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from three to eight years. Leasehold improvements are amortized over the shorter of the useful life of the related assets or the lease term. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income for the period.

Long-Lived Asset Impairments

The Company reviews long-lived assets, including property and equipment and intangible assets, for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to estimated fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. On or about January 18, 2018, we acquired QuickCitizen, a client interfacing charge card software platform, with certain properties deemed advantageous to products under development. After we acquired QuickCitizen, QuickCitizen’s code was integrated into QuickCard, our card processing technology, which itself has since been integrated into the backend processing engine of the products embodying our blockchain payment and e-wallet technology. Because we perceive the value from QuickCitizen as a component, rather than of standalone value, we fully impaired this investment during the first six months ended June 30, 2018. There was no impairment of long-lived assets for the three and six months ended June 30, 2018 and 2017, nor for the and six months ended June 2017.

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes the Company’s revenue recognition policies conform to ASC 606.

Research and Development Costs

Research and development costs, which are expensed as incurred, are primarily comprised of costs and expenses for salaries and benefits including expenses associated with research and development personnel, contract services and costs of supplies.

Income Taxes

Federal and state income taxes are computed at currently enacted tax rates less tax credits using the asset and liability method in accordance with ASC Topic 740, “Income Taxes.” Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, changes in the recognition of tax positions and any changes in the valuation allowance caused by a change in judgment about the realizability of the related deferred tax assets. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

The Company uses a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the condensed consolidated financial statements. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the condensed consolidated financial statements.

Earnings (Loss) Per Common Share

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company's diluted loss per share is the same as the basic loss per share for the three and six months ended June 30, 2018 and 2017, as there are no potential shares outstanding that would have a dilutive effect.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the three and six months ended June 30, 2018, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (“U.S. Tax Cuts and Jobs Act of 2017”). This new law did not have a significant impact on the Company’s financial statements for the year ended December 31, 2017 because PrivCo is organized as a limited liability company.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance, as amended, must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and will be effective for nonpublic business entities fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact of the adoption of this accounting standard update on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – RESTATEMENT

On April 12, 2018, pursuant to a verbal agreement (the “Verbal Agreement”), PubCo acquired PrivCo’s blockchain gateway and payment system business, point of sale system business, delivery business and kiosk business, and bank and merchant accounts, as well as all intellectual property related thereto (the “GreenBox Business”). As consideration for the GreenBox Business, on April 12, 2018, PubCo assumed PrivCo’s liabilities that had been incurred in the normal course of the GreenBox Business (collectively, the “GreenBox Acquisition”).

From April 12, 2018 through January 4, 2020 (the “In Between Period”), because there was ambiguity regarding the validity of the Verbal Agreement, PubCo filed required quarterly and annual reports with the Securities and Exchange Commission as if there had not been a Reverse Acquisition. During the In Between Period, PrivCo continued to operate as if it still owned the GreenBox Business, which included maintaining records of GreenBox Business financial transactions on PrivCo’s accounting software, and entering into contracts and agreements as PrivCo, while PubCo paid all expenses, including expenses related to PrivCo contracts entered into prior to April 12, 2018 and after April 12, 2018, as well as expenses incurred as a result of litigation resulting from disagreements between PrivCo and other parties. During the In Between Period, PubCo represented itself in press releases, as being the owner/operator of the GreenBox Business. Additionally, from April 12, 2018 through approximately December 31, 2018, PubCo and PrivCo shared control of PrivCo’s bank accounts, and on approximately January 1, 2019, PubCo assumed control of PrivCo’s bank accounts.

By virtue of the payment of PrivCo’s litigation expenses by PubCo, by virtue of PubCo representing itself in press releases, as being the owner/operator of the GreenBox Business, and by virtue of the shared control of PrivCo’s bank accounts starting on April 12, 2018, both PubCo and PrivCo concluded that the Verbal Agreement was valid and the GreenBox Business asset acquisition took place on April 12, 2018.

On January 4, 2020, PubCo and PrivCo entered into the Agreement to memorialize the Verbal Agreement. For accounting and reporting purposes, PubCo deemed the GreenBox Acquisition a “Reverse Acquisition” with PrivCo designated the “accounting acquirer” and PubCo designated the “accounting acquiree.”

Because PubCo previously filed quarterly and annual reports for 2018 with the Securities and Exchange Commission as if there had not been a Reverse Acquisition, PubCo is required to file amended Form 10-Qs for the periods ending June 30, 2018 and September 30, 2018, and an amended Form 10-K for the year ending December 31, 2018 (collectively the “Amended Reports”). These Amended Reports differ substantially from previously filed reports in that PubCo’s financials are presented on a combined basis with PrivCo. Additionally, the previous business operations of PubCo prior to April 12, 2018 are disregarded.

We are therefore filing this amended 10-Q (“Amended 10-Q”) to the Company’s unaudited financial statements for the quarterly period ended June 30, 2018, contained in the Company’s: (i) Quarterly Report on Form 10-Q, originally filed with the SEC on September 6, 2018; (ii) Amendment No. 1 to Quarterly Report on Form 10-Q/A, originally filed with the SEC on September 10, 2018; and (iii) Amendment No. 2 to Quarterly Report on Form 10-Q/A, originally filed with the SEC on March 13, 2019 (collectively, the “Q2 Report”) to restate our financial statements and revise related disclosures. As a substantial part of the Amended 10-Q is amended and/or restated, we have presented the entire text of the Q2 Report, as amended and/or restated by this Amended 10-Q. Readers should therefore read and rely only on this Amended 10-Q in lieu of the original Q2 Report.

NOTE 3 – REVERSE ACQUISITION

On January 4, 2020, PubCo and PrivCo entered into the Agreement to memorialize the Verbal Agreement.

On April 12, 2018, pursuant to the Verbal Agreement, PubCo acquired PrivCo’s blockchain gateway and payment system business, point of sale system business, delivery business and kiosk business, and bank and merchant accounts, as well as all intellectual property related thereto (the “GreenBox Business”). As consideration for the GreenBox Business, on April 12, 2018, PubCo assumed PrivCo’s liabilities that had been incurred in the normal course of the GreenBox Business (collectively, the “GreenBox Acquisition”).

For accounting and reporting purposes, PubCo deemed the GreenBox Acquisition a “Reverse Acquisition” with PrivCo designated the “accounting acquirer” and PubCo designated the “accounting acquiree.”

The value of the assets acquired on April 12, 2018 was $843,694. The value of PrivCo’s assumed liabilities on April 12 was $589,078. Exclusions from the Agreement included shares in PubCo held by PrivCo, which remain a PrivCo asset, and $185,000 of a $300,000 convertible promissory note issued by PrivCo.

The following is the purchase price allocation on April 12, 2018:

At April 12, 2018
Cash and Cash Equivalents	752,393
Customer Accounts	83
Inventory	56,988
Security Deposits	3,990
Fixed Assets, net	17,697
Prepaid Expense	12,543
Assets Acquired	$843,694

Total Consideration – Liabilities Assumed	$589,078
Gain on Bargain Purchase	254,616
Total Consideration and Gain on Bargain Purchase	$843,694

This acquisition resulted in a “Gain on Bargain Purchase” for PubCo because the fair value of assets we acquired exceeded the total of the fair value of consideration we paid by $254,616. However, as we deemed the acquisition a Reverse Acquisition for accounting purposes, the $254,616 gain was rerecorded and presented as Paid in Capital within our Consolidated Balance Sheet.

The operating results of the GreenBox Business for the period from April 12, 2018 going forward have been included in the Company’s Consolidated Statements of Operations. The Company did not incur a significant amount in transaction costs in connection with the acquisition, but any and all costs were expensed as incurred and are included within the Consolidated Statement of Operations.

NOTE 4 – FIXED ASSETS

Fixed Assets consist of the following:

	June 30,	December 31,
	2018	2017
Computers	$9,984
Furniture	2,642
Kiosks	12,750	6,278
Vehicle	4,578
Less: Accumulated Depreciation	(2,703)	(209)
Total Fixed Assets (net)	$27,251	$6,069

NOTE 5 – EQUITY TRANSACTIONS

RB Cap

On or about January 10, 2018, PrivCo signed a Subscription and Stock Purchase Agreement (“RB Cap SPA”) with RB Capital Partners, Inc. (“RB Cap”), wherein PrivCo agreed to sell RB Cap 4% of PrivCo, non-dilutive, for $1,000,000, payable in four installments due January 15, 2018, February 15, 2018, March 15, 2018 and April 15, 2018. By mid-April, we had received all payments. This transaction implied a post money valuation of $25,000,000. As of February 3, 2020, RB Cap remains a minority membership interest holder in PrivCo, with a claim to approximately six million PubCo shares, however the implications of this ownership and RB Cap’s claim to PubCo shares are in dispute, and are the subject of a lawsuit with RB Cap (see C. Legal Matters under Note 13 – Subsequent Events below).

MTrac

On or about February 1, 2018 we signed a joint venture agreement (“MTrac JV”) with MTrac Tech Corporation (“MTrac”) a wholly owned subsidiary of Global Payout, Inc. (OTC:GOHE), in which, in addition to defining terms for business collaboration, MTrac was to acquire 4% of our membership interests for $1,000,000, representing a post-money valuation for the Company of $25,000,000, to be received by us on or before May 15, 2018. On or about June 12, 2018, we agreed with MTrac to nullify MTrac’s equity participation, cancel the MTrac JV, and to instead, enter into a subsequent licensing agreement (see Note 11 – MTrac below).

Bucciero

On October 10, 2017, we entered into a Memorandum of Understanding” (“MOU”) with Matthew Bucciero, Kellsi Booth, Chris Booth and Partners (“Bucciero”), wherein we agreed to sell Bucciero up to 22.5% of the Company, for cash and consideration of $1,250,000, which comprised cash payments due totaling $500,000 for 10%, payments in kind to include licenses and permits valued at $500,000 for 10%, and the remaining 2.5% for anticipated business development activities to be carried out by Bucciero. As of the execution of the MOU, Bucciero became a managing member of the Company on an “as if” ownership basis, assuming ownership of 10% of the Company effective with the execution of the MOU. We received capital contributions from Bucciero of $100,000 on October 10, 2017 and another $100,000 on December 22, 2017. On December 31, 2017, Bucciero held $500,000 in equity: $200,000 from capital contributions, and $300,000 on an “as if paid for” basis, with an expectation of receiving payment from Bucciero of $300,000. This remaining cash balance of $300,000 is stated in the Equity section of our Balance Sheet as a Receivable for Equity Purchase.

On or about April 5, 2018, we agreed to amicably part ways with Bucciero. Under the terms of a Settlement Agreement and Mutual Release, we returned the $200,000 contributed capital, cancelled the $300,000 balance due to us, and paid Bucciero $100,000 as a breakup fee. In return, Bucciero relinquished any and all claims to ownership of any GreenBox equity, and no longer serves as a managing member.

NOTE 6 – DEBT ISSUANCES

RB Cap $300K Note

On or about March 15, 2018, PrivCo issued a twelve-month, $300,000 convertible promissory note to RB Capital Partners (“RB Cap”), with an interest rate of 12% per annum (“RB Cap 300K Note”). The note’s convertibility feature commenced six months after the note’s issuance, at a conversion rate of $0.001 per share of the Company’s common stock. Under the terms of the Agreement which memorialized the Verbal Agreement, we assumed the note, however, PrivCo agreed to pay $185,000 of the principal balance due on this note. On or about June 8, 2018, PrivCo transferred 440,476 restricted shares of Common Stock from the Control Block, with a market value of $185,000, to a purported designee of RB Cap, as a payment of principal of the note. Subsequently, RB Cap disputed the reduction in principal and subsequently, and we, along with PrivCo, disputed whether these shares should have been issued by PrivCo, and sought their return. On or about October 23, 2018, we issued 7,500,000 newly issued, restricted shares of our stock to RB Cap, in repayment of $7,500 of the RB Cap 300K Note. Subsequently, we disputed whether these shares should have been issued to RB Cap. As of December 31, 2018, our recorded principal balance for the note was $107,500 and accrued interest on the note was $15,880. On or about March 13, 2019, we issued a final cash payment towards the RB Cap 300K Note of approximately $126,092 (the “Payoff Funds”). However, RB Cap contested the amount of the Payoff Funds. (See Section C. Legal Matters below, under Note 13 – Subsequent Events)

NOTE 7 – RELATED PARTY TRANSACTIONS

QuickCitizen Acquisition

On or about January 18, 2018, we purchased QuickCitizen, a client interfacing charge card software platform, with certain properties deemed advantageous to products under development. After we acquired QuickCitizen, QuickCitizen’s code was integrated into QuickCard, our card processing technology, which was initially a standalone application (available on the digital distribution platforms Apple App Store and Google Play). QuickCard has since been integrated into the backend processing engine of the products embodying our blockchain payment and e-wallet technology.

We purchased QuickCitizen from Firmness, LLC (“Firmness”), an affiliated company, which was 50% owned by one of our two owners, Fredi Nisan, for a total of $75,000. Nisan believed there to be great long-term value in his involvement with GreenBox, therefore, Nisan and Firmness’s other owner, Marlena Chang Sharvit ("Sharvit"), agreed that Nisan would forgo any compensation contemplated or realized by the transaction, and that Sharvit would receive the entire consideration paid to Firmness.

We agreed to a payment plan with Sharvit, which was scheduled over approximately seven months, beginning December 2018, and paid during 2019, with the final payment remitted to Sharvit in July 2019. Firmness was dissolved in December 31, 2018.

Brothers

We hired Dan Nusinovich on or about February 19, 2018 as our Development and Testing Manager. Dan is the brother of Fredi Nisan, our CEO and Director. Subsequently, we entered into a Referral Commission Agreement with Dan in November 2018, which expired November 2019, under which Dan is to receive 10% for new business resulting from his direct introductions. To date, no new business has been generated by Dan, thus Dan has not been paid under the Referral Agreement. On or about June 18, 2019, the Company issued 160,000 restricted shares to Dan, who was one of nine employees to receive a performance bonus in stock on this day. The shares were fully vested upon issuance and worth $16,000 at closing, on the day of issuance. We currently pay Dan approximately $96,000 per year.

We hired Liron Nusinovich on or about July 16, 2018 as our Risk Analyst. Liron is the brother of Fredi Nisan, our CEO and Director. On or about June 18, 2019, the Company issued 110,000 restricted shares to Liron, who was one of nine employees to receive a performance bonus in stock on this day. The shares were fully vested upon issuance and worth $11,000 at closing, on the day of issuance. We currently pay Liron approximately $92,000 per year.

Charitable Contributions

During the three and six months ending June 30, 2018, the Company made donations totaling $ 4,285 and $11,355 respectively to organizations, including the San Diego Kayak Team (a 501(c)(3) non-profit organization), and to other organizations for equipment purchases for the benefit of the team, of which Nate Errez (“Nate”), the son of Ben Errez, is a member.

RB Capital

Because PrivCo agreed to sell RB Cap 4% of PrivCo in January 2018, and RB Cap has a purported claim to a minority ownership of PubCo, RB Cap is deemed an affiliated Party for reporting purposes. In March 2018, PrivCo issued a $300,000 convertible promissory note to RB Cap, the balance of which PubCo assumed when PubCo acquired the GreenBox Business from PrivCo. Subsequently, RB Cap and GreenBox disputed the terms of the share purchase agreement and promissory notes (see C. Legal Matters under Subsequent Events below).

NOTE 8 – INCOME TAXES

Federal and state income taxes are computed at currently enacted tax rates less tax credits using the asset and liability method in accordance with ASC Topic 740, “Income Taxes.” Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, changes in the recognition of tax positions and any changes in the valuation allowance caused by a change in judgment about the realizability of the related deferred tax assets. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

The Company uses a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the condensed consolidated financial statements. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the condensed consolidated financial statements.

NOTE 9 – EMPLOYEES AND CONSULTANTS

As of June 30, 2018, we had approximately three employees, mostly based in San Diego, California, and retained approximately 64 consultants. The consultants we engage, which includes our officers and directors, provide expertise in research and development, accounting, finance, legal services, investor relations, human resources, customer service, compliance and operations management. For the three and six months ending June 30, 2018, our payroll expense was $32,381 and $37,979, respectively, and our consultant expense was $100,021 and $301,431 respectively. For the same periods in 2017, we did not incur employee nor consultant expenses.

NOTE 10 – COMMITMENTS & CONTINGENCIES

Operating Leases

In October 2017, we secured our first office in San Diego, California. During the first six months of 2018, we entered into additional, separate lease agreements for additional offices in San Diego On or about February 20, 2018, we secured a virtual office in Vancouver, British Columbia. Subsequently, on or around May 3, 2018 we added a physical office at this same location.

The start and end dates, monthly rates, and totals due under these leases for the remainder of 2018 are shown below.

	Start Date	End Date	Monthly Rent	Future 2018 Payments
Historic Decatur Road	Nov 1, 2017	Oct 31, 2018	$789	$4,734
Residential Lease (1)	Feb 23, 2018	Feb 22, 2019	2,040	1,669
Historic Decatur Road	Mar 1, 2018	Oct 31, 2018	789	4,734
Historic Decatur Road	Mar 1, 2018	Oct 31, 2022	696	4,178
Virtual Office – Canada (2)	Mar 1, 2018	Feb 28, 2019	278	1,669
Historic Decatur Road	Apr 1, 2018	Oct 31, 2018	1,102	6,615
Canada Office (2)	May 3, 2018	Month to Month	1,372	8,229

Total			$7,067	$27,096

(1) The Company leases residential space to house visiting consultants and prospective employees.

(2) Canadian Leases are stated in Canadian Dollars but paid in US Dollars. Thus, the actual total expense for Canadian leases may vary from what is shown in the chart above.

NOTE 11 – MTRAC

Exclusive Licensing Agreement: MTrac JV

On or about February 1st, 2018, we signed a joint venture agreement (“MTrac JV”), with MTrac Tech Corporation (“MTrac”), a wholly owned subsidiary of Global Payout, Inc. (OTC:GOHE), by which we gave exclusive rights to MTrac to use our technology for merchants, that we are not servicing. The initial term of this agreement was one year, with automatic renewals in one-year increments, until such time as the agreement is restructured or cancelled, for which MTrac would pay a total of $360,000 annually. Additionally, as part of the MTrac JV, MTrac was to acquire 4% in membership interests in the Company for $1,000,000, representing a post-money valuation for the Company of $25,000,000. We received $360,000 on or about March 15, 2018 from MTrac and were to receive $1,000,000 on or before May 15, 2018.

New Exclusive Licensing Agreement: MTrac 5 Year License

On or about June 12, 2018, we agreed with MTrac to cancel the MTrac JV and replace it with a new exclusive licensing agreement (the “MTrac 5 Year License”) which granted MTrac exclusive use of our technology for high risk industries for a period of 5 years, while cancelling MTrac’s planned equity investment. We applied $270,000 of the $360,000 MTrac had paid us on March 15, 2018 to this MTrac 5 Year License, with the remaining $90,000 paid by MTrac on or about November 6, 2018.

NOTE 12 – LEGAL MATTERS

For the three and six months ended June 30, 2018 and 2017, there were no outstanding legal matters.

NOTE 13 - SUBSEQUENT EVENTS

In preparing the condensed consolidated financial statements as of and for the three and six months ended June 30, 2018, the Company has evaluated subsequent events and has concluded that the following events require disclosure:

A.	Formalizing the Reverse Acquisition

On January 4, 2020, PubCo and PrivCo entered into the Agreement to formalize and memorialize the Verbal Agreement. The Agreement was disclosed in a Form 8-K filed with the Securities and Exchange Commission on January 7, 2020.

B.	Product Development, Launch and Sales

Throughout the remainder of 2018, we continued to build, expand and improve our system, which allowed for an escalation in merchants using our system, as well as increasing revenues.

In 2019, we commenced a larger deployment of our blockchain-based, payment and ledger system, which we believe was enthusiastically received. As we increased our Independent Sales Organizations (“ISO”) relationships, we were able to on-board clients at an increasing pace, resulting in increasing revenues. As client acquisitions accelerated, we experienced significant growth in payment processing volume through the third quarter of 2019.

Servicing our quickly growing customer base required us to grow our “acquiring bandwidth” proportionally. Acquiring bandwidth is the technology nomenclature for the ability to push transactional volume to an accumulation account held by a commercial bank, sponsoring such activity for a company. We work with several acquiring banks, each of which provides this support to us, as well as setting support limits and/or transactional volume limits, for each account. Additionally, each account comes with policies for disbursements and reserves set by each sponsor bank, under which we operate. We then apply these policies, limits and reserve requirements to each of our client accounts. In some cases, we experienced challenging reserve policies from certain acquirers, which in turn created challenging situations for us. Where we couldn’t negotiate more favorable conditions with an acquirer, we formed relations with new acquirers, which better suited our needs.

As we grew, it became apparent to us that market demand for our services could be substantial and that we would need to upgrade and reengineer certain technology modules of our acquiring engine. As a result, we scaled back our acquiring capabilities in the fourth quarter of 2019, which allowed us to focus on the technology upgrades. As anticipated, this shift in focus resulted in a reduction of revenues in the fourth quarter. However, we anticipate these upgrades will enable growth acceleration in 2020 and beyond.

C.	Legal Matters

In 2019, through November 30, the Company recorded approximately $270,000 in legal expenses for litigation and arbitration.

America 2030 Capital Limited and Bentley Rothschild Capital Limited

On or about October 31, 2018, Nisan and Errez received constitutive notice, regarding arbitration against Nisan, Errez, PrivCo and possibly PubCo, from Bentley Rothschild Capital Limited ("Bentley") and America 2030 Capital Limited (“America 2030”), both located in Nevis, West Indies, and both claiming breach of contract by Nisan and Errez of Nisan and Errez’s respective individual Master Loan Agreements (see G. America 2030 Capital Limited and Bentley Rothschild Capital Limited below) and seeking forfeiture of 1,600,000 PubCo shares that PrivCo had transferred, on or about August 1, 2018, from PrivCo’s Control Shares under the terms of the MLAs. As of February 3, 2020, only informal conversational proceedings have ensued.

RB Capital Partners, Inc.

On April 24, 2019, RB Cap and related parties (the “RB Cap Parties”) filed a complaint in the San Diego Superior Court against PrivCo, PubCo, Ben Errez and Fredi Nisan (collectively, the “GreenBox Parties”); and on October 1, 2019, the RB Cap Parties filed an amended complaint against the GreenBox Parties alleging claims of fraud, breach of fiduciary duty, breach of contract and other, related claims in the Superior Court for the State of California, County of San Diego. The GreenBox Parties filed a cross-complaint against the RB Capital Parties, alleging claims of fraud, breach of contract, tortious interference, and other, related claims. On or about December 15, 2019, the GreenBox Parties and RB Cap Parties resolved to negotiate a settlement and agreed in principal to settlements terms. The documentation of the settlement terms was underway as of February 3, 2020.

Dahan

Yoram Dahan, Melissa Dahan, Forty8 Ltd., and Trustees of the Melissa H. Dahan Living Trust (collectively, “the Dahan Parties”) were also named by RB Capital in the suit listed in the previous paragraph. On October 31, 2019, the GreenBox Parties filed a Cross-Complaint against the Dahan Parties, alleging claims of fraud, securities fraud, misrepresentation, promissory estoppel, and other related claims, in the Superior Court for the State of California, County of San Diego. On or about December 15, 2019, the GreenBox Parties and the Dahan Parties resolved to negotiate a settlement and agreed in principal to settlements terms. The documentation of the settlement terms was underway as of February 3, 2020.

Withholding Suit

On November 25, 2019, five companies (the “Plaintiffs”) filed a complaint against us, Global Payout, Inc., MTrac Tech Corporation and Cultivate Technologies, LLC (collectively the “Defendants”) in the Superior Court of the State of California. Plaintiffs filed suit to recover processed funds and processing fees alleged to be withheld illegally (collectively, the “Withholding Suit”).

We do not dispute the funds owed; however, we do believe it’s within our rights to hold the funds, per the terms of agreements signed by Plaintiffs. We disagree with any allegations of any wrongdoing and will aggressively defend ourselves against the Withholding Suit. Ideally, we will settle this claim in the near term. While the results of this matter cannot be predicted with certainty, especially at this early stage, we believe that losses, if any, resulting from resolution of this matter will not have a materially adverse effect on operations or cash flow. Pursuant to a mandatory arbitration clause in the controlling agreement, the parties to the Withholding Suit have agreed to arbitrate their claims.

D.	RB Capital Partners, Inc. – Minority Owner, Affiliated Party, Lender, Plaintiff in Lawsuit

a)

On or about October 23, 2018, we issued 7,500,000 newly issued, restricted shares of our stock to RB Cap, in repayment of $7,500 of a convertible promissory note issued by PrivCo to RB Cap, and subsequently assumed by us (the “RB Cap 300K Note”). Subsequently, we disputed whether these shares should have been issued to RB Cap.

b)

On November 26, 2018, PubCo issued a convertible promissory note for $200,000 to RB Cap. The note incurs interest at 12% per year and the outstanding principal and accrued interest are due November 26, 2019. The note holder may elect to convert the note at any time from six months from the date of issuance at a fixed price per share of $4.50.

c)	On or about March 13, 2019, we issued a final cash payment towards the RB Cap 300K Note of approximately $126,092 (the “Payoff Funds”). However, RB Cap contested the amount of the Payoff Funds.

d)

Each of the above listed transactions, as well as RB Cap’s claim to ownership of shares in PubCo through RB Cap’s January 2018 investment in PrivCo, were subsequently contested in claims/counterclaims between RB Cap and GreenBox (see C. Legal Matters above).

E.	MTrac

New Exclusive Licensing Agreement: Unified Agreement

On or about October 2, 2018, we entered into a three-party agreement with MTrac Tech Corporation (“MTrac”) and Cultivate Technologies, LLC (“Cultivate”) a Nevada Corporation, to redefine pricing and revenue sharing under a new agreement (the “Unified Agreement”). The Unified Agreement did not eliminate the licensing fees stated in the MTrac 5 Year License, but added and defined a profit sharing agreement on all accounts generated by the merchants and agents that MTrac procured for PubCo, as follows: 40% to MTrac, 40% to PubCo, and 20% to Cultivate, with profit defined as Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”), adjusted for non-cash long-term compensation, based upon publicly filed financial information. Under the terms of the Unified Agreement, MTrac was granted the exclusive right by Cultivate and us to market the GreenBox Business’ new blockchain ledger-based payment platform which combined our proprietary system with certain proprietary technologies owned by Cultivate, which in combination offer a payment platform that allows a much more user-friendly payment system (the “Current Platform”).

New Exclusive Licensing Agreement: Current Exclusive License

On or about December 17, 2018, all previous agreements with MTrac were revoked, at which point we entered into a new 5-year exclusive three-party Software License and Services Agreement with Exclusivity with MTrac and Cultivate (referred to as the “Current Exclusive License”). Under the terms of the Current Exclusive License, PubCo waived all future licensing fees for the remaining 4-year term (in recognition of MTrac’s introduction of Kenneth Haller to PubCo – see F. Kenneth Haller and the Haller Companies below) and gave MTrac the exclusive right to market the Current Platform to high risk cannabis merchants in North America and to license the Current Platform to non-high risk merchant on a nonexclusive basis. The parties’ revenue sharing agreement was newly defined as a split of revenue derived from the processing of the payments from merchants referred under the Current Exclusive License, distributed after deducting certain agreed upon costs, as follows: 50% to MTrac, 25% to PubCo and 25% to Cultivate.

In order for MTrac to maintain exclusivity rights under the Current Exclusive License, MTrac must meet certain merchant payment processing targets, subsequently modified under a verbal agreement, as follows: as of September 1, 2019, $10,000,000 in monthly processing volume (which MTrac achieved); as of January 1, 2020, $25,000,000; and as of June 1, 2020, $40,000,000 in monthly process volume.

Lawsuit

On November 25, 2019, five companies (the “Plaintiffs”) filed a complaint against us, MTrac, Global Payout, Inc. (parent company of MTrac) and Cultivate Technologies, LLC in the Superior Court of the State of California. Plaintiffs filed suit to recover processed funds and processing fees alleged to be withheld illegally (see Withholding Suit in Section C. Legal Matters above).

F.	Kenneth Haller and the Haller Companies / Affiliated Party Transactions

Kenneth Haller (“Haller”) became our Senior Vice President of Payment Systems, a key member of our management team, in November 2018. We began working indirectly with Haller earlier in 2018, both individually and through our relationship with MTrac Tech Corporation (“MTrac”) (see Section E. MTrac above), which in turn has business relationships with Haller.

Haller brings considerable advantages to our platform’s development and our business development efforts and capabilities, including transactional business relations and a large network of agents, which we believe capable of processing $1 billion annually (the “Haller Network”). The Haller Network is an amalgamation of the collective networks of Haller and three companies owned or majority-owned by Haller: Sky Financial & Intelligence, LLC, Charge Savvy, LLC and Cultivate, LLC (collectively, the “Haller Companies”), each of which has formalized business relationships with us, as well as with some of our partners (for example, MTrac - see below), which we believe allows us to maximize and diversify our market penetration capabilities.

Sky Financial & Intelligence LLC

Haller owns 100% of Sky Financial & Intelligence LLC (“Sky”), a Wyoming limited liability company, and serves as its sole Managing Member. Sky is a strategic merchant services company that focuses on high risk merchants and international credit card processing solutions. In 2018, Sky was using GreenBox’s QuickCard payment system as its main payment processing infrastructure, through Sky’s relationship with MTrac (see Sky - MTrac Agreement below). It was through this successful relationship, that we came to know Haller and the Haller Network. Realizing that the Haller Network and Haller’s unique skill set was highly complementary to our business objectives, we commenced discussions to retain Haller through his consulting firm, Sky, for a senior role, directly responsible for growing GreenBox’s operations. Subsequently, in November 2018, Haller was appointed as our Senior Vice President of Payment Systems, for a monthly consulting fee of $10,000, paid to Sky, subsequently increased to $16,667 per month commencing September 2019 (“Haller Consulting Fee”). This relationship was referenced in press releases as GreenBox’s “acquisition of Sky MIDs Technologies” (see Sky MIDs below).

We accrued and/or paid Haller $55,365 in the quarter ending December 31, 2018, which included $30,000 in consulting fees and $23,365 in travel and relocation expense reimbursement. In 2019, we paid Sky consulting fees of $30,000 in the quarter ending March 31, $30,000 in the quarter ending June 30, $36,667 in consulting fees in the quarter ending September 30, and $124,150 in the quarter ending December 31, which included $50,000 in consulting fees and $74,150 in expense reimbursement.

In 2019, Sky facilitated $1,397,822 in payments (using our funds) on our behalf during the quarter ending September 30, and similarly $184,056 in the quarter ending December 31.

Non-Exclusivity

As our relationship with Haller / Sky is non-exclusive, Haller and the Haller Companies provide services to other companies, including those listed below. Any revenue generated by Haller and/or the Haller Companies through these other relationships is in addition to the Haller Consulting Fee.

Sky - MTrac Agreement

On or about May 4, 2018, Sky entered into a two year, Associate/Referral Agreement-E-Commerce with MTrac, wherein Sky agreed to promote MTrac’s solution payment platform (which is based on the GreenBox platform) and related services; to provide new sales, sales leads, introductions to merchants and Independent Sales Organizations (“ISO”), and other potential customers of MTrac’s services, for which Sky receives ongoing commissions from all credit card transactions processed as a result of new business generated by Sky for MTrac. Most services provided under this contract are executed by Sky’s majority owned subsidiary, Charge Savvy, LLC (see Charge Savvy, LLC below). The agreement noted MTrac’s license of GreenBox’s payment processing technology and contained terms whereby Sky could (but was not required to) refer certain customers to MTrac in exchange for various referral fees. Sky never referred customers to MTrac, and therefore, did not collect, and is not collecting, any referral fees from MTrac.

Haller, through Sky, owns controlling interests in Charge Savvy, LLC and Cultivate, LLC, with whom we do business indirectly, through their respective business relationship with MTrac. We also do business directly with Cultivate LLC, through a three-party agreement, which includes us, MTrac and Cultivate (see Cultivate, LLC below).

Charge Savvy, LLC

Sky owns 68.4% of Charge Savvy, LLC (“Charge Savvy”), an Illinois limited liability company. Haller serves as one of three Managing Members of Charge Savvy, along with Higher Ground Capital, LLC (owns 14%), and Jeff Nickel (owns 17.4%). It is through Charge Savvy, that the Haller Network is most visible as part of our operations, as Charge Savvy is the ISO through which revenue generated from Haller Network Agents is processed, under a contract between Sky and MTrac, who in turn, has a contract with us. The three managing members of Charge Savvy own the same percentages of Cultivate (see below), as they do Charge Savvy.

During the quarters ending June 30 and September 30 of 2019, Charge Savvy sold PubCo POS-related equipment totaling $22,450 and $16,000, respectively.

Cultivate, LLC

Sky owns 68.4% of Cultivate, LLC (“Cultivate”), an Illinois limited liability company, and serves as one of three Managing Members, along with Higher Ground Capital, LLC (owns 14%), and Jeff Nickel (owns 17.4%). When Cultivate was first formed, it was the licensor of certain proprietary point of sale software, retail point of sale operations, and complementary support of Cultivate’s software and related hardware for on-site credit and debit card processing. Subsequently, Cultivate the entity became exclusively a software provider, ceasing all service and support operations. Eventually certain beneficial aspects of the Cultivate software functionality were integrated into QuickCard, then upgraded and replaced with certain updates.

During 2018 and 2019, we did not pay Charge Savvy nor Cultivate any commissions.

In December 2018, Jeff Nickel, one of the Managing Members of Cultivate and Charge Savvy, was paid approximately $10,758 in commissions, separately from our agreements with Charge Savvy and Cultivate.

Cultivate - MTrac Agreement

On or about May 4, 2018, Cultivate entered into a two year, Associate/Referral Agreement-E-Commerce with MTrac, wherein Cultivate agreed to promote MTrac’s solution payment platform and related services; to provide new sales, leads, merchants, ISO Agents, and other potential customers of MTrac services, for which Cultivate receives ongoing commissions from all credit card transactions processed as a result of new business generated by Cultivate for MTrac, who in turn has a contract with us. The Associate/Referral Agreement-E-Commerce between Cultivate and MTrac noted MTrac’s license of GreenBox’s payment processing technology, and contained terms whereby Cultivate could (but was not required to) refer certain customers to MTrac in exchange for various referral fees. Cultivate never referred customers to MTrac, and therefore, did not collect, and is not collecting, any referral fees from MTrac.

Haller Commissions

Under a verbal agreement in Spring 2018, we offered Haller commissions on any referrals that resulted in new business for the Company (“Haller Commissions”). Under this agreement, Haller introduced us to three merchants who became three of the first merchants to use our system. Under the verbal agreement, we paid Haller commissions from transactions processed by these three merchants, summing to approximately $210 in June 2018, $8,396 in July 2018 and $321 in August 2018. In or about September 2018, we commenced discussions with Haller to join our management team and discontinued paying Haller commissions related to these three merchants.

GreenBox, Cultivate and MTrac Agreement

On or about December 17, 2018, PubCo entered into a 5-year exclusive three-party license agreement with MTrac and Cultivate (see Section E. MTrac above). The three Managing Members of Cultivate and Charge Savvy, owning the same percentages in each entity, subsequently decided to collect all revenue through Charge Savvy instead of Cultivate.

Sky Mids

Previous references in press releases issued by PubCo in or about August 2018 regarding a “Sky Mids Acquisition” are references to the non-exclusive working relationship between PrivCo (and subsequently, PubCo) and Sky / Haller. The designation “Sky MIDs” was a colloquial reference to Sky, based upon a Sky-owned and operated website, , which is no longer in use. While an acquisition of Sky has not formally been executed, nor have we (nor subsequently, PubCo) executed a formal engagement with Haller nor Sky, previous statements regarding the nature of our relationship with Sky Mids, which include our beliefs in the advantages of this relationship, accurately represent the working relationship between the Company and Sky / Haller.

Lawsuit

On November 25, 2019, five companies (the “Plaintiffs”) filed a complaint against us, Cultivate Technologies LLC (majority owned by Sky), Global Payout, Inc. (OTC:GOHE) and MTrac Tech Corporation in the Superior Court of the State of California. Plaintiffs filed suit to recover processed funds and processing fees alleged to be withheld illegally (see Section C. Legal Matters above).

Verbal Agreement

As part of Haller’s remuneration, the Company and Haller have a verbal agreement for Haller to be issued approximately 14 to 18 million shares of the Company’s stock. While a formalized remuneration agreement has not yet been executed as of February 3, 2020, the Company does not foresee the issuance to be dilutive, as PrivCo will likely surrender an equal amount of shares to PubCo, as a means of compensating PubCo for the issuance.

G.	America 2030 Capital Limited and Bentley Rothschild Capital Limited / Related Party Transaction

On or about July 30, 2018, Nisan and Errez, the sole officers and directors of PubCo, and the majority owners of PrivCo, each entered into a separate Master Loan Agreement (each an "MLA"): Errez with America 2030 Capital Limited (“America 2030”) and Nisan with Bentley Rothschild Capital Limited ("Bentley"), a company affiliated with America 2030, both located in Nevis, West Indies. Each MLA was for a $5,700,000 loan, at 5.85% interest, maturing in ten years.

Per the MLA’s terms, Nisan and Errez caused PrivCo to transfer 1,600,000 PubCo shares, valued at $2,144,000 at close of trading on the day of issuance, as "Transferred Collateral" from the Control Block (not a new issuance by PubCo) to Bentley (although both contracts acknowledge receipt of 1.6 million shares, there was only was transference of 1.6 million shares). The transfer occurred on or about August 1, 2018. To date, there has been no funding under either of the MLAs.

Subsequently, both Nisan and Errez received constitutive notice, regarding arbitration of an alleged breach of their respective MLAs (see Item 3 – Legal Proceedings above).

H.	IPX Referral Payments, LLC / Affiliated Party Transactions

Pouya Moghavem, our employee since August 1, 2018, owns 25% of IPX Referral Payments, LLC (“IPX”). In addition to the $5,000 monthly salary we pay Moghavem, we entered into a Referral Agreement with IPX wherein we agreed to compensate IPX for referrals, which subsequently become our customers. During 2018, IPX did not earn any commissions.

Additionally, in or about October 2018, IPX provided GreenBox with a merchant account in Mexico through Affinitas bank, one of the Gateways that process payment transactions on our behalf. We did not pay IPX for this service, however, Affinitas paid IPX approximately $1,830.

I.	Share Transfers by an Affiliated Party

The following three share transactions summarized below, totaling 1,085,000 shares, were each inadvertently transferred from PrivCo’s Control Block rather than PubCo issuing new shares. Subsequently, on or about August 14, 2019, PubCo issued 1,085,000 shares to PrivCo, as reimbursement of the shares inadvertently transferred by PrivCo.

a)

On or about December 27, 2018, PrivCo inadvertently transferred 1,000,000 restricted shares of Common Stock from the Control Block, with a market value of $150,000, which money was deposited into PrivCo’s bank accounts (control of which bank accounts were shared by PubCo and PrivCo from April 12, 2018 through approximately December 31, 2018).

b)

On or about January 4, 2019, PrivCo inadvertently transferred 50,000 restricted shares of Common Stock from the Control Block to a non-affiliated service provider to PubCo for services rendered to PubCo.

c)

On or about January 4, 2019, PrivCo inadvertently transferred 35,000 restricted shares of Common Stock from the Control Block to a non-affiliated service provider to PubCo for services rendered to PubCo.

J.	Issuance of Unregistered Securities

The Company issued the following securities that were not registered under the Securities Act. Except where noted, all of the securities stated below were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

a)	On or about October 23, 2018, PubCo issued 7,500,000 shares to RB Capital Partners (“RB Cap”), in repayment of $7,500 of a $300,000 note issued by PrivCo to RB.

b)	On or about May 10, 2019, PubCo issued 10,000 shares to a non-affiliated legal consultant for services rendered.

c)

On or about June 18, 2019, PubCo issued a total of 850,000 shares to nine PubCo employees as performance bonuses. The shares were fully vested upon issuance and worth $0.10 per share, at closing, on the day of issuance.

d)	On or about August 14, 2019, PubCo issued 2,307,692 shares to a lender, that chose to convert a $150,000 promissory note at a 50% discount into shares of PubCo.

e)

On or about August 14, 2019, PubCo issued 1,085,000 shares to PrivCo, as repayment of shares inadvertently transferred by PrivCo to third parties on behalf of PubCo (see I. Share Transfers by an Affiliated Party above).

f)

On or about December 12, 2019, PubCo entered into an agreement to issue 600,000 restricted shares to a non-affiliated service provider as renumeration in lieu of cash fees, on a vesting schedule as follow: 200,000 shares vest upon each of the following milestones: the Company filing its Form 10-K for 2018, the Company filing its three interim Form 10-Qs for 2019, and the Company filing its Form 10-K for 2019.

K.	Promissory Notes

Power Up Lending Ltd

On August 6, 2018, we entered into a Securities Purchase Agreement with Power Up Lending Up Ltd (“PULG”) under which PULG agreed to issue notes of up to $1,500,000 in aggregate over twelve months at the discretion of PULG (the “PULG SPA”). The first note under the PULG SPA, for $253,000 was issued simultaneous with the execution of the PULG SPA.

PULG $253K Note

On August 6, 2018, PubCo issued a convertible promissory note for $253,000 to PULG, with a net $250,000 received by PubCo. The note incurs interest at 10% per year and the outstanding principal and accrued interest are due August 6, 2019. The note includes a conversion feature where, beginning 180 days after the issuance date, at which time the lender may convert all or a portion of the outstanding principal and accrued interest balance into shares of PubCo’s common stock at a discounted rate of 65%. PubCo incurred $3,000 in financing fees associated with the loan. PubCo chose to repay the note on January 30, 2019, at which time it repaid the principal, accrued interest and an early repayment penalty of $93,333, which PubCo recorded as interest expense.

PULG $53K Note

On September 27, 2018, PubCo issued a convertible promissory note for $53,000 to PULG, with a net $50,000 received by PubCo. The note incurs interest at 10% per year and the outstanding principal and accrued interest are due September 27, 2019. The note includes a conversion feature where, beginning 180 days after the issuance date, at which time the lender may convert all or a portion of the outstanding principal and accrued interest balance into shares of the PubCo’s common stock at a discounted rate of 65%. PubCo incurred $3,000 in financing fees associated with the loan. PubCo chose to repay the note on March 13, 2019, at which time it repaid the principal, accrued interest and an early repayment penalty of $19,378, which PubCo recorded as interest expense.

PULG $83K Note

On December 13, 2018, PubCo issued a convertible promissory note for $83,000 to PULG, with a net $80,000 received by PubCo. The note incurs interest at 10% per year and the outstanding principal and accrued interest are due December 13, 2019. The note includes a conversion feature where, beginning 180 days after the issuance date, at which time the lender may convert all or a portion of the outstanding principal and accrued interest balance into shares of PubCo’s common stock at a discounted rate of 65%. PubCo incurred $3,000 in financing fees associated with the loan. PubCo chose to repay the note on March 13, 2019, at which time it repaid the principal, accrued interest and an early repayment penalty of $17,005, which PubCo recorded as interest expense.

RB Capital Partners

RB Cap $200K Note

On November 26, 2018, the Company issued a convertible promissory note for $200,000 to RB Capital Partners, Inc. (“RB Cap”). The note incurs interest at 12% per year and the outstanding principal and accrued interest are due November 26, 2019. The note holder may elect to convert the note at any time from six months from the date of issuance at a fixed price per share of $4.50. As part of the ongoing legal claims against us by RB Cap, RB Cap asserts that PubCo owes RB Cap this $200,000, plus interest, pursuant to the note. This note became part of a claim/counter claim suit with RB Cap (See C. Legal Matters above).

Saskatchwan Ltd

Saskatchewan Ltd $150K Note

On December 27, 2018, PubCo issued a convertible promissory note for $150,000 to Saskatchewan Ltd (“Sask”) (the “Sask Note”). The note incurs interest at 12% per year, paid quarterly, in advance. The outstanding principal and any remaining interest are due December 12, 2019. The note includes a conversion feature where, beginning six months after the issuance date, at which time the lender may convert all or a portion of the outstanding principal and any accrued interest balance into shares of PubCo’s common stock at a discounted rate of 50%.

As of December 31, 2018, the principal balance of the note was $150,000, with no accrued interest due. Sask issued a notice of conversion to the Company on June 27, 2019 to convert the outstanding principal into 2,307,692 shares of the Company’s stock. The shares were subsequently issued to Sask on August 14, 2019.

Vista Capital Investments, LLC

Vista $500K Note

On March 11, 2019, PubCo issued a convertible promissory note for $500,000 to Vista Capital Investments, LLC (“Vista”) (the “Vista Note”), due October 6, 2019 (the “Maturity Date”). The Vista Note incurred a onetime interest charge of 8%, which was recorded at issuance, and was due upon payback of the Vista Note. The Vista Note included an original issue discount of $125,000, netting the balance received by PubCo from Vista at $375,000. The Vista transaction included commitment fees, which took the form of an obligation by PubCo to issue Vista 25,0000 shares and a four-year warrant to purchase 125,000 shares, with an exercise price of $2.50 (the “Commitment Shares”). Upon the occurrence of an event of default, as defined in the Vista Note, the conversion price shall become equal to a 65% of the lowest traded price for the Company’s common stock in the 25 consecutive trading days preceding the notice of conversion and the balance due shall be multiplied by 130% (the “Default Provision”). The Vista Note’s principal and interest were due to be paid October 6, 2019.

On or about October 16, 2019, the parties amended the Vista Note to extend the Maturity Date to November 6, 2019, reduce the principal and interest due to $464,625 and cancel the Commitment Shares. On or about December 11, 2019, the parties agreed to a second amendment of the Vista Note, which extended the Maturity Date to January 15, 2020, required the Company to make a one-time payment of $10,000, changed the principal and interest balance due to $487,858, and waived Vista’s default rights through January 15, 2020. On January 22, 2020, Vista issued a default notice to the Company, which included an increase in the balance due to $634,213. On or about January 28, 2020, the parties agreed upon a third amendment to the Vista Note, which extended the Maturity Date to February 29, 2020, reduced the principal and interest due to $482,856 and required the Company to make a one-time $20,000 payment on or before January 29, 2020, of which $5,000 is to be applied to principal due. All other terms of the note remain in full force and effect.

L.	Purchase Agreements

West Coast Business Capital, LLC

On or about November 12, 2019, PubCo entered into a Purchase Agreement with West Coast Business Capital, LLC (“West Coast”). Under the terms of the Purchase Agreement, we agreed to sell West Coast $596,000 of future incoming cashflow from the GreenBox Business, to be delivered to West Coast in daily installments of $5,960, for $400,000, from which $16,000 in fees was deducted, providing us with net cash of $384,000. For accounting purposes, we recorded this transaction as a loan of $400,000, with interest of $196,000, which will be repaid over the following four months. Both Nisan and Errez, individually, signed personal guarantees for this Purchase Agreement.

Fox Capital Group, Inc.

On or about December 5, 2019, PubCo entered into a Secured Merchant Agreement with Fox Capital Group, Inc. (“Fox”). Under the terms of the Secured Merchant Agreement, we agreed to sell Fox $366,000 of future incoming cashflow from the GreenBox Business, to be delivered to Fox in daily installments of $4,073.33, for $260,000, from which $26,000 in fees was deducted, providing us with net cash of $234,000. For accounting purposes, we recorded this transaction as a loan of $260,000, with interest of $106,000, which will be repaid over the following four months. Both Nisan and Errez, individually, signed personal guarantees for this Secured Merchant Agreement.

Complete Business Solutions Group, Inc.

On or about December 9, 2019, PubCo entered into an Agreement for the Purchase and Sale of Future Receivables (the “Purchase and Sale Agreement”) with Complete Business Solutions Group Inc, (“CBSG”). Under the terms of the Purchase and Sale Agreement, we agreed to sell CBSG $240,000 of future incoming cashflow from the GreenBox Business, to be delivered to CBSG in weekly installments of $16,000, for $200,000, from which $35 in fees was deducted, providing us with net cash of $19,965. For accounting purposes, we recorded this transaction as a loan of $200,000, with interest of $40,000, which will be repaid over the following four months. Both Nisan and Errez, individually, signed personal guarantees for this Purchase and Sale Agreement.

M.	Pop N Pay, LLC / Dan Nusinovich / Related Party Transaction

Dan Nusinovich (“Nusinovich”) is the brother of Nisan, who is one of PrivCo’s two owners and the CEO of PubCo. In addition to his employment with the Company, Dan owns 100% of Pop N Pay, LLC (“PNP”), a Delaware registered limited liability company, that he formed August 20, 2018.

During the late summer of 2018, when both market opportunity and demand necessitated opening additional bank accounts to support our payment processing products and services, we turned to PNP to open new accounts, as a trustee, on our behalf. For his assistance, Dan, through his ownership of PNP, received approximately $3,000 (in addition to Dan’s salary) in early 2019, for services rendered in the fourth quarter of 2018.

N.	Charitable Contributions / Related Party Transactions

The Company made donations totaling $3,270 during the second half of 2018 to organizations, including the San Diego Kayak Team (a 501(c)(3) non-profit organization), of which Nate Errez (“Nate”), the son of Ben Errez, one of our two officers and directors, is a member.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Organization

GreenBox POS (the “Company” or “PubCo”) was formerly known as ASAP Expo, Inc (“ASAP”), which was incorporated April 10, 2007 under the laws of the State of Nevada.

On January 4, 2020, PubCo and GreenBox POS LLC, a Washington limited liability company formed on August 10, 2017 (“PrivCo”), entered into an Asset Purchase Agreement (the “Agreement”), to memorialize a verbal agreement (the “Verbal Agreement”) entered into on April 12, 2018, by and among PubCo and PrivCo.

On April 12, 2018, pursuant to the Verbal Agreement, PubCo acquired PrivCo’s blockchain gateway and payment system business, point of sale system business, delivery business and kiosk business, and bank and merchant accounts, as well as all intellectual property related thereto (the “GreenBox Business”). As consideration for the GreenBox Business, on April 12, 2018, PubCo assumed PrivCo’s liabilities that had been incurred in the normal course of the GreenBox Business (collectively, the “GreenBox Acquisition”).

For accounting and reporting purposes, PubCo deemed the GreenBox Acquisition a “Reverse Acquisition” with PrivCo designated the “accounting acquirer” and PubCo designated the “accounting acquiree.”

New Name

On May 3, 2018, PubCo formally changed its name to GreenBox POS LLC, then subsequently changed its name to GreenBox POS on December 13, 2018.

Our Business

We are a tech company formed with the intent of developing, marketing and selling innovative blockchain-based payment solutions, which we believe will cause favorable disruption in the payment solutions marketplace. Our core focus is to develop and monetize disruptive blockchain-based applications, integrated within an end-to-end suite of financial products, capable of supporting a multitude of industries. Our proprietary, blockchain-based systems are designed to facilitate, record and store a virtually limitless volume of tokenized assets, representing cash or data, on a secured, immutable blockchain-based ledger.

We’ve been awarded five provisional patents for our technology, each directly related to our core business focus. Subsequently, we filed non-provisional patent application 16/212,627 on December 6, 2018, under which we claimed the benefit of the five provisional patents.

In March 2018, we formally announced DEL, PAY, QuickCard, POS and Loopz to an international audience, during a presentation at the Israel International Innovation Expo, in Tijuana, Mexico.

a)	DEL is our Delivery App, which provides APIs to POS and PAY.
b)	PAY is our Payment App, which provides financial APIs to all our other software components.
c)	QuickCard is QuickCard Payment System, which is a comprehensive physical and virtual cash management system, including software that facilitates deposits, cash and e-wallet management.

d)	POS Solutions is our complete end-to-end Point of Sale solution, comprising both software and hardware.
e)	Loopz is Loopz Software Solution, which is a mobile delivery service operations management solution with automated dispatch functionality.

In March 2018, our QuickCard Payment System was comprised of PAY, proprietary kiosks and e-wallet management.

In June 2018, we commenced a soft launch of our system, onboarded our initial customers and began generating revenue.

In July 2018, we introduced TrustGateway, a new fraud prevention component for our QuickCard payment system.

Throughout the remainder of 2018, we continued to build, expand and improve our system, which allowed for an escalation in merchants using our system, as well as increasing revenues.

RESULTS OF OPERATIONS

The following results are for the three and six months ending June 30, 2018. There are no comparable periods during 2017 because PrivCo started operating the GreenBox Business when PrivCo was formed on August 10, 2017.

Tests and First Sales

Throughout 2018, we conducted numerous tests of our products and services, and began to sign up our initial customers. During the last days of June 2018, we began processing transactions. Although we ended the reporting period with only approximately $20,000 in completed transactions on behalf of our client merchants, we believe this to be indicative of the validity and capabilities of our blockchain-based systems, and of our future potential.

Revenue

In June 2018, we initiated a soft launch of our blockchain based, payment processing system and began generating revenue from activities related to payment processing. For the three and six months ended June 30, 2018 we recorded $1,479 in revenue from processing fees. While this revenue is minimal, we believe this accomplishment to be indicative of the validity of our proprietary blockchain-based systems, which are the foundation of the GreenBox Network, and indicative of our future potential.

For the three and six month period ended June 30, 2018, we recognized revenue of $23,446 from equipment sales to our initial customers and $90,000 from licensing fees under our contract with MTrac (see Note 11 – MTrac above). We did not recognize any revenue in the three month period ended March 31, 2018.

Cost of Goods Sold

Our Cost of Goods Sold (“COGS”) for payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. For the three and six month period ended June 30, 2018, our COGS associated with payment processing was $371, which included the absorption by us, of chargebacks, which was limited to 2018, as a promotional tool. We incurred approximately $17,551 in expenses in support of Equipment Sales. Our pricing for equipment sold is essentially a passthrough with minimal markup. Most orders are delivered directly to the customer, without any handling, storage or processing by us. As regards Licensing Revenue, we do not incur any direct costs of services or products, thus we did not record COGS for Licensing Revenue. We did not recognize any COGS in the three month period ended March 31, 2018.

Operating Expenses

For the three and six month periods ending June 30, 2018, our general and administrative (“G&A”) expenses were $205,602 and $274,395, respectively; our legal and professional expenses, most of which were outsourced, were $142,014 and $347,352, respectively; and our R&D expense was $105,202 and $163,022, respectively.

Net Income

The Company recorded a net loss of $489,960 for the three months ended June 30, 2018 and a net loss of $899,354 for the six months ending June 30, 2018.

SHAREHOLDERS’ DEFICIT

Common Stock

On July 29, 2017, the Board of Directors of the Company approved an increase to the authorized shares of the Company to 500,000,000, with 495,000,000 shares being Common Stock and 5,000,000 shares being preferred stock.

On March 29, 2018, the Company issued 144,445,000 shares to Frank Yuan, PubCo’s sole officer and director prior to April 12, 2018, as repayment of $14,445 of a line of credit.

At June 30, 2018 and December 31, 2017, the Company had 158,890,363 and 14,445,363 shares, respectively, issued and outstanding at par value $0.001 per share.

Paid in Capital

We realized a "Gain on Bargain Purchase” of $254,616 for the Acquisition of the GreenBox Business. Since we deemed this acquisition a Reverse Acquisition, with PubCo the acquiree for accounting purposes, we recorded the gain as Paid in Capital.

At June 30, 2018 and December 31, 2017, the Company’s Paid in Capital was $796,940 and $185,655, respectively.

Shareholders’ Deficit

As a sum of the above, the Company’s Equity at June 30, 2018 was a deficit of $82,843, and at December 31, 2017, a surplus of $60,781.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Our working capital for the periods presented is summarized as follows:

	June 30, 2018	December 31, 2017
Current Assets	$542,498	$86,692
Current Liabilities	577,591	31,980
Working Capital	$(35,094)	$54,712

Cash Requirements

We incurred a working capital deficit of $35,094 as of June 30, 2018. For December 31, 2017, our working capital was $54,712. Based on our revenues, operational expenses, cash on hand and future operational needs, we will need to continue procuring capital from external sources, which may include equity, debt or hybrid financing, in order to fund operations.

Cash Flow

The following table shows cash flows for the six months ended June 30, 2018. There was no comparable period during 2017:

June 30, 2018
Net cash provided by (used in) operating activities	$(640,679)
Net cash provided by (used in) investing activities	23,676
Net cash provided by (used in) financing activities	945,730
Net increase (decrease) in cash	$281,374

Operating Activities

For the six months ended June 30, 2018, net cash used in operating activities was $640,679.

Investing Activities

For the six months ended June 30, 2018, net cash provided by investing activities was $23,676.

Financing Activities

For the six months ended June 30, 2018, net cash provided by financing activities was $945,730.

SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements and related disclosures are prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America, which requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of expenses reported for each of our fiscal periods are affected by estimates and assumptions. Actual results could differ from these estimates. The following accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our financial statements.

Going Concern

Our statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon our ability to identify prospects for capital procurement, and to obtain the necessary debt or equity financing needed to develop, sustain and grow our operations, until such time as we are able to generate sufficient cash flow from operation to support our operations, growth, research and development. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Principles of Consolidation

Pursuant to ASC 805-10-20, a business combination occurs when an acquirer obtains control of one or more businesses. A business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. ASC 805-10-55-4 through 55-9 state that a business consists of (a) inputs, (b) processes applied to those inputs, and (c) resulting outputs that are used to generate revenues. For an acquired set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the acquired set is separated from the seller, including the ability to sustain a revenue stream by providing outputs to customers.

Fixed Assets

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from three to eight years. Leasehold improvements are amortized over the shorter of the useful life of the related assets or the lease term. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income for the period.

Long-Lived Asset Impairments

The Company reviews long-lived assets, including property and equipment and intangible assets, for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to estimated fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. On or about January 18, 2018, we acquired QuickCitizen, a client interfacing charge card software platform, with certain properties deemed advantageous to products under development. After we acquired QuickCitizen, QuickCitizen’s code was integrated into QuickCard, our card processing technology, which itself has since been integrated into the backend processing engine of the products embodying our blockchain payment and e-wallet technology. Because we perceive the value from QuickCitizen as a component, rather than of standalone value, we fully impaired the value of this investment during 2018. For the year ended 2017, there was no impairment of long-lived assets.

Inventory

Inventory, consists primarily of electronic kiosks, is stated at the lower of cost or net realizable value. Cost is determined by using the first in first out (“FIFO”) method. The Company carries minimal inventory as most orders for kiosks and POS systems are drop shipped directly to merchants or to ISOs for delivery to merchants.

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2

Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Convertible Promissory Notes

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

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes the Company’s revenue recognition policies conform to ASC 606.

The Company recognizes revenue when 1) it is realized or realizable and earned, 2) there is persuasive evidence of an arrangement, 3) delivery and performance has occurred, 4) there is a fixed or determinable sales price, and 5) collection is reasonably assured.

The Company generates revenue from payment processing services, licensing fees and equipment sales.

a)

Payment processing revenue is based on a percentage of each transaction’s value and/or upon fixed amounts specified per each transaction or service, and is recognized as such transactions or services are performed.

b)	Licensing revenue is paid in advance and is recorded as unearned income, which is amortized monthly over the period of the licensing agreement.

c)	Equipment revenue is generated from the sale of POS products, which is recognized when goods are shipped.

The Company’s financial instruments consist principally of cash and prepaid expenses. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Research and Development Costs

Research and development costs, which are expensed as incurred, are primarily comprised of costs and expenses for salaries and benefits for research and development personnel, outsourced contract services, and supplies and materials costs.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all deferred tax assets will not be realized.

Earnings (Loss) Per Common Share

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2018, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Executive Vice President, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management's evaluation, our Chief Executive Officer and Executive Vice President concluded that, as a result of the material weaknesses described below, as of June 30, 2018, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)

We did not have enough personnel in our accounting and financial reporting functions. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of a Principal Financial Officer, a bookkeeper and external accounting consultants, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will eliminate or greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

b)

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the three and six month periods ended June 30, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

c)

Management's report on internal control over financial reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2018 for the reasons discussed above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the reporting period ended June 30, 2018, there were no outstanding, nor known likely nor potential legal matters.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company's equity securities during the six months ended June 30, 2018 that were not previously reported in a Current Report on Form 8-K

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENBOX POS (Registrant)

Date: February 5, 2020	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer (Principal Executive Officer)

Date: February 5, 2020	By:	/s/ Ben Errez
Ben Errez
Executive Vice President (Principal Financial Officer)