Form 10-Q/A
period 2018-09-30
GreenBox POS
filed 2020-02-06
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No.2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 20, 2018, there were 158,890,363 shares of registrant's common stock outstanding.

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 28, 2019, on June 27, 2019, the sole officers and directors, Ben Errez and Fredi Nisan (the “Management”) of GreenBox POS (the “Company”), concluded that the following previously filed financial statements of the Company (along with other previously filed financial statements) should not be relied upon:

●

The Company’s unaudited financial statements for the quarterly period ended September 30, 2018, contained in the Company’s: (i) Quarterly Report on Form 10-Q, originally filed with the SEC on November 21, 2018; and (ii) Amendment No. 1 to Quarterly Report on Form 10-Q/A, originally filed with the SEC on March 13, 2019 (collectively, the “Q3 Report”).

The conclusion to prevent future reliance on the Q3 Report resulted from the determination by the Management that the Q3 Report failed to properly account for the March 23, 2018 Share Purchase Agreement (the “Yuan SPA”) pursuant to which GreenBox POS LLC, a Washington limited liability company (“PrivCo”), majority owned and entirely controlled by the Management, acquired 144,445,000 shares of the Company’s common stock, and subsequently, the verbal agreement between PubCo and PrivCo, under which PubCo acquired PrivCo’s assets on April 12, 2018 (the “Verbal Agreement”). The Verbal Agreement was formally recognized and memorialized in an Asset Purchase Agreement between PubCo and PrivCo, signed January 4, 2020.

Specifically, the Company determined that:

In accordance with FASB ASC 805, the consolidated financial results of both the Company and PrivCo, should have been recorded in the Q3 Report, based on the fact that i) as of April 12, 2018, the Company’s controlling shareholder is PrivCo, ii) PrivCo is majority owned and entirely controlled by Management, iii) PrivCo’s owners are our sole officers and directors, and iv) that the Company did acquire the operations of PrivCo on April 12, 2018. As a result, the Q2, Q3 and the 2018 Reports should have reflected the combined balance sheets, income statements and cash flow statements of PrivCo and the Company from April 12, 2018 forward.

We are therefore filing this amended 10-Q (“Amended 10-Q”) to the “Q3 Report,” to restate our financial statements and revise related disclosures.

As a substantial part of the Amended 10-Q is amended and/or restated, we have presented the entire text of the Q3 Report, as amended and/or restated by this Amended 10-Q. Readers should therefore read and rely only on this Amended 10-Q in lieu of the original Q3 Report.

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

In this Quarterly Report on Form 10-Q, the terms “the Company,” “we,” “our.” “us” and “PubCo” refer to GreenBox POS.

ITEM 1. FINANCIAL STATEMENTS

GREENBOX POS

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash & Cash Equivalents	$27,907	$83,353
Restricted Cash & Trust Accounts	839	-
Accounts Receivable	139,940	-
Cash Due from Gateways	132,104	-
Other Current Assets	19,077	3,339
Total Current Assets	$319,867	$86,692

Total Fixed Assets (net)	27,905	6,069
Total Assets	$347,772	$92,761

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	125,127	31,980
Payment Processing Liabilities (net)	132,943	-
Short Term Notes	368,000	-
Unearned Income	270,000	-
Other Current Liabilities	26,779	-
Total Current Liabilities	$922,849	$31,980

Long-Term Liabilities
Long Term Notes	75,000	-
Total Long Term Liabilities	75,000	-
Total Liabilities	$997,849	$31,980

EQUITY
Preferred Stock: 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common Stock: $0.001 par value, 495,000,000 shares authorized, 158,890,363 and 14,445,363 shares issued and outstanding at September 30, 2018 and December 31, 2017	158,890	14,445
Paid in Capital	796,940	185,655
Retained Earnings	(1,605,906)	(139,319)
Total Equity (Deficit)	$(650,076)	$60,781
TOTAL LIABILITIES AND EQUITY	$347,772	$92,761

 The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
INCOME
Payment Processing Fees (net)	$57,313	$-	$58,792	$-
Licensing Revenue	90,000	-	180,000	-
Equipment Sales	43,698	-	67,143	-
Total Income	$191,010	$-	$305,936	$-

Cost of Goods Sold
Payment Processing	191,299	-	191,671	-
Equipment	40,951	-	58,502	-
Total Cost of Goods Sold	232,251	-	250,173	-
Gross Profit	$(41,240)	$-	$55,763	$-

Expenses
General & Administration	221,835	32	496,230	32
Finance Costs	3,000	-	128,000	-
Legal & Professional Services	168,067	-	515,419	-
R&D Expense	124,896	2,780	287,919	2,780
Total Expenses	517,798	2,812	1,427,568	2,812
Net Operating Income	$(559,039)	$(2,812)	$(1,371,805)	$(2,812)
Other Expense / (Income)
Asset Impairments	-	-	75,000	-
Depreciation	1,937	-	4,431	-
Interest Expense	7,082	-	16,175	-
Other Expense / (Income)	(824)	-	(824)	-
Total Other Expenses	8,195	-	94,782	-
Net Other Income	(8,195)	-	(94,782)	-
Net Income (loss)	$(567,234)	$(2,812)	$(1,466,587)	$(2,812)

Net income (loss) per common share	(0.00)	(0.00)	(0.01)	(0.00)
Weighted average common shares outstanding	158,890,363	14,445,363	112,329,337	14,445,363

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES
Net Income	$(1,466,587)	$(2,812)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Accounts Receivable (A/R)	(139,940)	-
Accounts Payable (A/P)	93,147	2,780
Cash Due from Gateways	(132,104)	-
Payment Processing Liabilities (net)	132,943	-
Other Current Assets	(15,738)	-
Other Current Liabilities	10,603	-
Accrued Interest & Depreciation	20,607	-
Unearned Income	270,000	-
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	$239,518	$2,780
Net cash provided by operating activities	$(1,227,070)	$(32)

INVESTING ACTIVITIES
Fixed Assets	(26,267)	-
Net cash provided by investing activities	$(26,267)	$-

FINANCING ACTIVITIES
Notes Payable - less than 1 Yr	443,000	-
Cash Paid for Stock	144,445	-
Shareholder Contributions	311,285	100
Payment Due for Equity	300,000	-
Net cash provided by financing activities	$1,198,730	$100
Net cash increase (decrease) for period	$(54,607)	$68
Cash at beginning of period	83,353	-
Cash at end of period	$28,746	$68

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

Reverse Acquisition Reporting Requirements

In accordance with SEC Financial Reporting Manual, Topic 12 - Reverse Acquisitions and Reverse Recapitalizations, Section 12200 - Reporting Issues, Sub-section 12210.2 - Reverse Acquisition with a domestic registrant that is not a shell company, PubCo is required to file two years of audited Financials for PrivCo. However, since PrivCo was formed in August 2017, only the period from August 2017 through December 31, 2018 was audited. PubCo is also required to file on a combined basis with PrivCo starting with PubCo’s 10-Q filing for the period ending September 30, 2018.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has cash equivalents of $27,907 and $83,353 as of September 30, 2018 and December 31, 2017, respectively.

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

Earnings (Loss) Per Common Share

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company's diluted loss per share is the same as the basic loss per share for the three and nine months ended September 30, 2018 and 2017, as there are no potential shares outstanding that would have a dilutive effect.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the three and nine months ended September 30, 2018, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Because PubCo previously filed quarterly and annual reports for 2018 with the Securities and Exchange Commission as if there had not been a Reverse Acquisition, PubCo was required to file amended Form 10-Qs for the periods ending June 30, 2018 and September 30, 2018, and an amended Form 10-K for the year ending December 31, 2018 (collectively the “Amended Reports”). These Amended Reports differ substantially from previously filed reports in that PubCo’s financials are presented on a combined basis with PrivCo. Additionally, the previous business operations of PubCo prior to April 12, 2018 are disregarded.

We are therefore filing this amended 10-Q (“Amended 10-Q”) to the Company’s unaudited financial statements for the quarterly period ended September 30, 2018, contained in the Company’s: (i) Quarterly Report on Form 10-Q, originally filed with the SEC on November 21, 2018; and (ii) Amendment No. 1 to Quarterly Report on Form 10-Q/A, originally filed with the SEC on March 13, 2019 (collectively, the “Q3 Report”) to restate our financial statements and revise related disclosures. As a substantial part of the Amended 10-Q is amended and/or restated, we have presented the entire text of the Q3 Report, as amended and/or restated by this Amended 10-Q. Readers should therefore read and rely only on this Amended 10-Q in lieu of the original Q3 Report.

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

NOTE 4 – FIXED ASSETS

Fixed Assets consist of the following:

	September 30,	December 31,
	2018	2017
Computers	$12,575
Furniture	2,642
Kiosks	12,750	6,278
Vehicle	4,578
Less: Accumulated Depreciation	(4,640)	(209)
Total Fixed Assets (net)	$27,905	$6,069

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

NOTE 6 – DEBT ISSUANCES

RB Cap $300K Note

On or about March 15, 2018, PrivCo issued a twelve-month, $300,000 convertible promissory note to RB Capital Partners (“RB Cap”), with an interest rate of 12% per annum (“RB Cap 300K Note”). The note’s convertibility feature commenced six months after the note’s issuance, at a conversion rate of $0.001 per share of the Company’s common stock. Under the terms of the Agreement which memorialized the Verbal Agreement, we assumed the note, however, PrivCo agreed to pay $185,000 of the principal balance due on this note. On or about June 8, 2018, PrivCo transferred 440,476 restricted shares of Common Stock from the Control Block, with a market value of $185,000, to a purported designee of RB Cap, as a payment of principal of the note. Subsequently, RB Cap disputed the reduction in principal and subsequently, and we, along with PrivCo, disputed whether these shares should have been issued by PrivCo, and sought their return. On or about October 23, 2018, we issued 7,500,000 newly issued, restricted shares of our stock to RB Cap, in repayment of $7,500 of the RB Cap 300K Note. Subsequently, we disputed whether these shares should have been issued to RB Cap. As of December 31, 2018, our recorded principal balance for the note was $107,500 and accrued interest on the note was $15,880. On or about March 13, 2019, we issued a final cash payment towards the RB Cap 300K Note of approximately $126,092 (the “Payoff Funds”). However, RB Cap contested the amount of the Payoff Funds. (See Section C. Legal Matters below, under Note 13 – Subsequent Events)

Power Up Lending Ltd

On August 6, 2018, the we entered into a Securities Purchase Agreement with Power Up Lending Up Ltd (“PULG”) under which PULG agreed to issue notes of up to $1,500,000 in aggregate over twelve months at the discretion of PULG (the “PULG SPA”). The first note under the PULG SPA, for $253,000 was issued simultaneous with the execution of the PULG SPA.

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

Pop N Pay, LLC

In addition to his employment with the Company, Dan Nusinovich owns 100% of Pop N Pay, LLC (“PNP”), a Delaware registered limited liability company, that he formed August 20, 2018.

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

Charitable Contributions

During the three and nine months ending September 30, 2018, the Company made donations totaling $500 and $11,855 respectively to organizations, including the San Diego Kayak Team (a 501(c)(3) non-profit organization), and to other organizations for equipment purchases for the benefit of the team, of which Nate Errez (“Nate”), the son of Ben Errez, is a member.

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

America 2030 Capital Limited and Bentley Rothschild Capital Limited

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

Subsequently, both Nisan and Errez received constitutive notice, regarding arbitration of an alleged breach of their respective MLAs (see C. Legal Matters under Note 7 – Subsequent Events below).

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

NOTE 9: EMPLOYEES AND CONSULTANTS

As of September 30, 2018, we had approximately eight employees, mostly based in San Diego, California, and retained approximately 54 consultants. The consultants we engage, including our officers and directors, provide expertise in research and development, accounting, finance, legal services, investor relations, human resources, customer service, compliance and operations management. For the three and nine months ending September 30, 2018, our payroll expense was $140,138 and $178,116, respectively, and our consultant expense was $60,000 and $361,431 respectively. For the same periods in 2017, we did not incur employee nor consultant expenses.

NOTE 10: COMMITMENTS & CONTINGENCIES

Operating Leases

In October 2017, we secured our first office in San Diego, California. During the first nine months of 2018, we entered into additional, separate lease agreements for additional offices in San Diego On or about February 20, 2018, we secured a virtual office in Vancouver, British Columbia. Subsequently, on or around May 3, 2018 we added a physical office at this same location.

The start and end dates, and monthly rates at September 30, 2018 are shown below.

	Start Date	End Date	Monthly Rent
Historic Decatur Road	Nov 1, 2017	Oct 31, 2018	$789
Residential Lease (1)	Feb 23, 2018	Feb 22, 2019	2,040
Historic Decatur Road	Mar 1, 2018	Oct 31, 2018	789
Historic Decatur Road	Mar 1, 2018	Oct 31, 2022	696
Virtual Office – Canada (2)	Mar 1, 2018	Feb 28, 2019	278
Historic Decatur Road	Apr 1, 2018	Oct 31, 2018	1,102
Canada Office (2)	May 3, 2018	Month to Month	1,372

Total			$7,067

(1)	The Company leases residential space to house visiting consultants and prospective employees.
(2)	Canadian Leases are stated in Canadian Dollars but paid in US Dollars. Thus, the actual total expense for Canadian leases may vary from what is shown in the chart above.

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

NOTE 12 – LEGAL MATTERS

For the three and nine months ended September 30, 2018 and 2017, there were no outstanding legal matters.

NOTE 13 - SUBSEQUENT EVENTS

In preparing the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018, the Company has evaluated subsequent events and has concluded that the following events require disclosure:

A.	Formalizing the Reverse Acquisition

On January 4, 2020, PubCo and PrivCo entered into the Agreement, to formalize and memorialize the Verbal Agreement. The Agreement was disclosed in a Form 8-K filed with the Securities and Exchange Commission on January 7, 2020.

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

America 2030 Capital Limited and Bentley Rothschild Capital Limited

On or about October 31, 2018, Nisan and Errez received constitutive notice, regarding arbitration against Nisan, Errez, PrivCo and possibly PubCo, from Bentley Rothschild Capital Limited ("Bentley") and America 2030 Capital Limited (“America 2030”), both located in Nevis, West Indies, and both claiming breach of contract by Nisan and Errez of Nisan and Errez’s respective individual Master Loan Agreements (see G. America 2030 Capital Limited and Bentley Rothschild Capital Limited below) and seeking forfeiture of 1,600,000 PubCo shares that PrivCo had transferred, on or about August 1, 2018, from PrivCo’s Control Shares under the terms of the MLAs. To date, only informal conversational proceedings have ensued.

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

Sky Mids

Previous references in press releases issued by PubCo in or about August 2018 regarding a “Sky Mids Acquisition” are references to the non-exclusive working relationship between PrivCo (and subsequently, PubCo) and Sky / Haller. The designation “Sky MIDs” was a colloquial reference to Sky, based upon a Sky-owned and operated website, which is no longer in use. While an acquisition of Sky has not formally been executed, nor have we (nor subsequently, PubCo) executed a formal engagement with Haller nor Sky, previous statements regarding the nature of our relationship with Sky Mids, which include our beliefs in the advantages of this relationship, accurately represent the working relationship between the Company and Sky / Haller.

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

H.	Share Transfers by an Affiliated Party

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

I.	Issuance of Unregistered Securities

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

e)

On or about August 14, 2019, PubCo issued 1,085,000 shares to PrivCo, as repayment of shares inadvertently transferred by PrivCo to third parties on behalf of PubCo (see H. Share Transfers by an Affiliated Party above).

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

J.	Promissory Notes

Power Up Lending Ltd

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

K.	Purchase Agreements

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

L.	Charitable Contributions / Related Party Transactions

The Company made donations totaling $2,750 during the last three months of 2018 to organizations, including the San Diego Kayak Team (a 501(c)(3) non-profit organization), of which Nate Errez (“Nate”), the son of Ben Errez, one of our two officers and directors, is a member.

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

RESULTS OF OPERATIONS

The following results are for the three and nine months ending September 30, 2018.

Revenue

In June 2018, we initiated a soft launch of our blockchain based, payment processing system and began generating revenue from activities related to payment processing. For the three and nine months ended September 30, 2018 we recorded $57,313 and $58,792, respectively, in revenue from processing fees. We did not record revenue from processing sales during 2017.

For the three and nine month period ended September 30, 2018, we recognized revenue of $43,698 and $67,143, respectively, from equipment sales to our initial customers and $90,000 and $180,000, respectively, from licensing fees under our contract with MTrac (see Note 11 – MTrac above). We did not record revenue from equipment sales during 2017.

Cost of Goods Sold

Our Cost of Goods Sold (“COGS”) for payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. For the three and nine month period ended September 30, 2018, our COGS associated with payment processing was $191,299 and $191,671, respectively, which included the absorption by us, of chargebacks, which was limited to 2018, as a promotional tool. We recorded approximately $40,951 and $58,502, respectively, in expenses in support of Equipment Sales. Our pricing for equipment sold is essentially a passthrough with minimal markup. Most orders are delivered directly to the customer, without any handling, storage or processing by us. As regards Licensing Revenue, we do not incur any direct costs of services or products, thus we did not record COGS for Licensing Revenue.

Operating Expenses

For the three and nine month periods ending September 30, 2018, our general and administrative (“G&A”) expenses were $221,835 and $496,230, respectively; our legal and professional expenses, most of which were outsourced, were $168,067 and $515,419, respectively; and our R&D expense was $124,896 and $287,919, respectively. For the three and nine month periods ending September 30, 2017, our G&A expense was $32; our legal and professional expense was $0; and our R&D expense was $2,780.

Net Income

The Company recorded a net loss of $567,234 for the three months ended September 30, 2018 and a net loss of $1,466,587 for the nine months ending September 30, 2018. The Company recorded a net loss of $2,812 for the same periods in 2017.

SHAREHOLDERS’ DEFICIT

Common Stock

At September 30, 2018 and December 31, 2017, the Company had 158,890,363 and 14,445,363 shares, respectively, issued and outstanding at par value $0.001 per share.

Paid in Capital

At September 30, 2018 and December 31, 2017, the Company’s Paid in Capital was $796,940 and $185,655, respectively.

Shareholders’ Deficit

As a sum of the above, the Company’s Equity at September 30, 2018, was a deficit of $650,076, and at December 31, 2017, a surplus of $60,781.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Our working capital for the periods presented is summarized as follows:

	September 30, 2018	December 31, 2017
Current Assets	319,867	86,692
Current Liabilities	922,849	31,980
Working Capital	$(602,982)	$54,712

Cash Requirements

We incurred a working capital deficit of $602,982 as of September 30, 2018. For December 31, 2017, our working capital was $54,712. Based on our revenues, operational expenses, cash on hand and future operational needs, we will need to continue procuring capital from external sources, which may include equity, debt or hybrid financing, in order to fund operations.

Cash Flow

The following table shows cash flows for the periods presented:

	September 30, 2018	September 30, 2017
Net cash provided by (used in) operating activities	$(1,227,070)	(32)
Net cash provided by (used in) investing activities	(26,267)	0
Net cash provided by (used in) financing activities	1,198,730	100
Net increase (decrease) in cash	$201,624

Operating Activities

For the nine months ended September 30, 2018 and 2017, net cash used in operating activities was $1,227,070 and $32, respectively.

Investing Activities

For the nine months ended September 30, 2018 and 2017, net cash used in investing activities was $26,267 and $0, respectively.

Financing Activities

For the nine months ended September 30, 2018 and 2017, net cash provided by financing activities was $1,198,730 and $100, respectively.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2018 and 2017, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Based on management's evaluation, our Chief Executive Officer and Executive Vice President concluded that, as a result of the material weaknesses described below, as of September 30, 2018, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the three month and nine month periods ended September 30, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

c)	Management's report on internal control over financial reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2018 for the reasons discussed above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the reporting period ended September 30, 2018, there were no outstanding, nor known likely nor potential legal matters.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

4.1	Convertible Promissory Note issued August 6, 2018, to Power Up Lending Group Ltd.	8-K	10.2	11/14/2018

4.2	Convertible Promissory Note issued September 27, 2018, to Power Up Lending Group Ltd.	8-K	10.3	11/14/2018

10.1	Securities Purchase Agreement dated August 6, 2018, by and between GreenBox Pos LLC, and Power Up Lending Group Ltd	8-K	10.1	11/14/2018

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				X

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				X

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+				X

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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