Form 10-K/A
period 2018-12-31
GreenBox POS
filed 2020-02-07
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

 (Amendment No.1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

Commission File Number: 001-34294

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 28, 2019, on June 27, 2019, the sole officers and directors, Ben Errez and Fredi Nisan (the “Management”) of GreenBox POS (the “Company”), concluded that the following previously filed financial statements of the Company (along with other previously filed financial statements) should not be relied upon:

●

The Company’s audited financial statements for the year ended December 31, 2018, contained in the Company’s Annual Report on Form 10-K, originally filed with the SEC on April 16, 2019 (the “2018 Report”).

The conclusion to prevent future reliance on the 2018 Report resulted from the determination by the Management that the Reports failed to properly account for the March 23, 2018 Share Purchase Agreement (the “Yuan SPA”) pursuant to which GreenBox POS LLC, a Washington limited liability company (“PrivCo”), majority owned and entirely controlled by the Management, acquired 144,445,000 shares of the Company’s common stock, and subsequently, the verbal agreement between PubCo and PrivCo, under which PubCo acquired PrivCo’s assets on April 12, 2018 (the “Verbal Agreement”). The Verbal Agreement was formally recognized and memorialized in an Asset Purchase Agreement between PubCo and PrivCo, signed January 4, 2020.

Specifically, the Company determined that:

In accordance with FASB ASC 805, the consolidated financial results of both the Company and PrivCo, should have been recorded in the 2018 Report, based on the fact that i) as of April 12, 2018, the Company’s controlling shareholder is PrivCo, ii) PrivCo is majority owned and entirely controlled by Management, iii) PrivCo’s owners are our sole officers and directors, and iv) that the Company did acquire the operations of PrivCo on April 12, 2018. As a result, the Q2, Q3 and the 2018 Reports should have reflected the combined balance sheets, income statements and cash flow statements of PrivCo and the Company from April 12, 2018 forward.

We are therefore filing this amended 10-K (“Amended 10-K”) to the “2018 Report,” to restate our financial statements and revise related disclosures.

As a substantial part of the Amended 10-K is amended and/or restated, we have presented the entire text of the 2018 Report, as amended and/or restated by this Amended 10-K. Readers should therefore read and rely only on this Amended 10-K in lieu of the original 2018 Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amended Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, including those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

In this Annual Report on Form 10-K, the terms “the Company,” “we,” “our”, “us” and “PubCo” refer to GreenBox POS.

PART I

Item 1 – Business

Organization

On January 4, 2020, PrivCo and GreenBox POS, a Nevada corporation entered into an Asset Purchase Agreement (the “Agreement”), to memorialize a verbal agreement (the “Verbal Agreement”) entered into on April 12, 2018, by and among PubCo and PrivCo.

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

On May 3, 2018, PubCo formally changed its name to GreenBox POS LLC, then subsequently changed its name to GreenBox POS on December 13, 2018. Prior to the name changes, PubCo was known as ASAP Expo, Inc (“ASAP”). ASAP was incorporated April 10, 2007 under the laws of the State of Nevada (collectively, “PubCo”).

Our primary office is in San Diego, California. Our website is www.greenboxpos.com.

Unless the context otherwise requires, all references to “the Company,” “we,” “our”, “us” and “PubCo” refer to GreenBox POS.

Unless the context otherwise requires, all references to “PrivCo” or the “Private Company” refer to GreenBox POS LLC, a limited liability company, formed in the state of Washington.

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

On or about October 4, 2018, we entered into a lease agreement with Hyundai Rio Vista, Inc. for our current office space at 8880 Rio San Diego Drive, Suite 102, San Diego, CA 92108.

Item 1A – Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are not required to provide the information under this item.

Item 1B – Unresolved Staff Comments

Not applicable.

Item 2 – Properties

We do not own any real estate or other physical properties material to our operations. We operate from leased space. Our executive offices are located within the Rio Vista Tower, at 8880 Rio San Diego Drive, Suite 102, San Diego, CA 92108, and our telephone number is (619) 631-8261.

In October 2017, we secured our first office in San Diego, California. During the first six months of 2018, we entered into additional, separate lease agreements for additional offices in San Diego. In October 2018, we executed a lease agreement with Hyundai Rio Vista, Inc. within the Rio Vista Tower, which we moved into on or about December 1, 2018. Our lease agreement with Hyundai Rio Vista is through January 15, 2022, with monthly rent starting at $10,648 and increasing to $11,636 over the period of the lease.

On or about February 20, 2018, we secured a virtual Canadian office, located at 885 West Georgia Street Suite 1500, Vancouver, British Columbia, V6C 3E8, under an Office Agreement with Regus Canada. Subsequently, on or around May 3, 2018 we added a physical office at the same location, on a month-to-month basis. We vacated the office in or about July 2019.

Monthly lease rates during 2018 are shown in the table below:

	Start Date	End Date	Monthly Rent
Historic Decatur Road	Nov 1, 2017	Oct 31, 2018	$789
Residential Lease (1)	Feb 23, 2018	Feb 22, 2019	2,040
Historic Decatur Road	Mar 1, 2018	Oct 31, 2018	789
Historic Decatur Road (2)	Mar 1, 2018	Oct 31, 2022	696
Virtual Office – Canada (3)	Mar 1, 2018	Feb 28, 2019	278
Historic Decatur Road	Apr 1, 2018	Oct 31, 2018	1,102
Canada Office (3)	May 3, 2018	Month to Month	1,372
Rio Vista	Dec 1, 2018	Jan 15, 2022	$10,648

(1) The Company leases residential space to house visiting consultants and prospective employees.

(2) In December, the Company paid an exit fee of $840 to end the lease earlier than scheduled.

(3) Canadian Leases are stated in Canadian Dollars but paid in US Dollars. Thus, the actual total expense for Canadian leases may vary from what is shown in the chart above.

Item 3 – Legal Proceedings

America 2030 Capital Limited and Bentley Rothschild Capital Limited

On or about October 31, 2018, Nisan and Errez received constitutive notice, regarding arbitration against Nisan, Errez, PrivCo and possibly PubCo, from Bentley Rothschild Capital Limited ("Bentley") and America 2030 Capital Limited (“America 2030”), both located in Nevis, West Indies, and both claiming breach of contract by Nisan and Errez of Nisan and Errez’s respective individual Master Loan Agreements (see America 2030 Capital Limited and Bentley Rothschild Capital Limited below in Item 13: Certain Relationships and Related Transactions) and seeking forfeiture of 1,600,000 PubCo shares that PrivCo had transferred, on or about August 1, 2018, from PrivCo’s Control Shares under the terms of the MLAs. To date, only informal conversational proceedings have ensued.

Item 4 – Mine Safety Disclosures

Not applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted for trading on OTC Markets, OTC Pink Sheets tier, under the symbol “GRBX.”

Holders

As of February 3, 2020, there were 170,643,055 shares of common stock outstanding held by approximately 163 holders of record (not including an indeterminate number of beneficial holders of stock held in street name).

Warrants

There were no warrants issued nor outstanding as of December 31, 2018.

Dividends

There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Dividends are declared at the sole discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has never had an equity compensation plan.

Recent Issuance of Unregistered Securities

During the year ended December 31, 2018, we issued the following securities that were not registered under the Securities Act. Except where noted, all the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

a)

On or about March 29, 2018, PubCo issued 144,445,000 shares to Frank Yuan (“Yuan”), when Yuan converted $14,445 of a line of credit Yuan had issued to PubCo. Yuan was the former sole officer and director of PubCo.

b)	On or about October 23, 2018, PubCo issued 7,500,000 shares to RB Capital Partners (“RB Cap”), in repayment of $7,500 of a $300,000 note issued by PrivCo, and subsequently assumed by us.

The following three share transactions summarized below, totaling 1,085,000 shares, were each inadvertently transferred from PrivCo’s Control Block rather than PubCo issuing new shares. Subsequently, on or about August 14, 2019, PubCo issued 1,085,000 shares to PrivCo, as reimbursement of the shares inadvertently transferred by PrivCo.

a)

On or about December 27, 2018, PrivCo inadvertently transferred 1,000,000 restricted shares of Common Stock from the Control Block, with a market value of $150,000, which money was deposited into PrivCo’s bank accounts (control of which, were shared by PubCo and PrivCo from April 12, 2018 through approximately December 31, 2018).

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

Item 6 – Selected Financial Data

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

On January 4, 2020, PrivCo and GreenBox POS, a Nevada corporation (“PubCo”) entered into the Agreement to memorialize the Verbal Agreement with PrivCo which was formed on August 10, 2017 (the seller).

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

New Name

On May 3, 2018, PubCo formally changed its name to GreenBox POS LLC, then subsequently changed its name to GreenBox POS on December 13, 2018.

RESULTS OF OPERATIONS

The following results are for the years ended December 31, 2018 and 2017.

Tests and First Sales

Throughout 2018, we conducted numerous tests of our products and services, and began to sign up our initial customers. After a soft launch of the GreenBox Network during the last few days of June 2018, when we began processing transactions, we processed approximately $5,100,000 in completed transactions on behalf of merchants. We believe this accomplishment to be indicative of the validity of our proprietary blockchain-based systems, which are the foundation of the GreenBox Network, and indicative of our future potential.

Revenue

For the year ended December 31, 2018, we recognized $393,665 in revenue from activities related to payment processing, $67,143 in revenues from Equipment Sales and $450,000 in revenues from Licensing Fees. We did not generate revenue in 2017.

Cost of Goods Sold

Our Cost of Goods Sold (“COGS”) for payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. For the year ended December 31, 2018, our COGS associated with payment processing was $612,037, which included the absorption by us, of chargebacks, which was limited to 2018, as a promotional tool. We incurred approximately $58,502 in expenses in support of Equipment Sales. Our pricing for equipment sold is essentially a passthrough with minimal markup. Most orders are delivered directly to the customer, without any handling, storage or processing by us. As regards Licensing Revenue, we do not incur any direct costs of services or products, thus we did not record COGS for Licensing Revenue. For the year ended December 31, 2017, we did not record any COGS.

Operating Expenses

Overall, operating expenses increased during 2018 as the Company ramped up operations. For the year ended December 31, 2018 and 2017, our general and administrative expense was $740,933 and $9,259 respectively; our legal and professional expenses, most of which were outsourced, were $767,867 and $83,621, respectively; and our R&D expense was $376,871 and $46,229, respectively.

Non-Operating Expenses

For the year ended December 31, 2018 and 2017, we recorded non-operating expenses of $110,873 and $209, respectively, of which $30,067 and $0, respectively, were for interest, $6,608 and $209, respectively, were for depreciation, and $75,000 and $0, respectively, were for asset impairment.

Net Income

The Company recorded a net loss of $1,893,276 for the year ended December 31, 2018, and a net loss of $139,319 for the year ended December 31, 2017. Management believes the net loss to be reasonable and proportional for a startup, which entered its second year of operations in August 2018, and became a publicly traded company, through a reverse acquisition in April 2018.

SETTLEMENT PROCECESSING

Our proprietary blockchain-based technology serves as the settlement engine for all transactions within our ecosystem. Our blockchain ledger provides a robust and secure platform to log immense volumes of immutable transactional records in real time. Generally speaking, blockchain is a distributed ledger that uses digitally encrypted keys to verify, secure and record details of each transaction conducted within an ecosystem. Unlike general blockchain-based systems, GreenBox uses proprietary, private ledger technology to verify every transaction conducted within the GreenBox ecosystem. The verification of transaction data comes from trusted partners, all of whom have been extensively vetted by us.

GreenBox facilitates all financial elements of our closed-loop ecosystem and we act as the administrator for all related accounts. Using our TrustGateway technology, we seek authorization and settlement for each transaction from Gateways to the issuing bank responsible for the credit/debit card used in the transaction. When the Gateway settles the transaction, our TrustGateway technology composes a chain of blockchain instructions to our ledger manager system.

When consumers use credit/debit cards to pay for transactions with merchants who use our ecosystem, the transaction starts with the consumer purchasing tokens from us. The issuance of tokens is accomplished when we load a virtual wallet with a token, which then transfers credits to the merchant’s wallet on a dollar for dollar basis, after which the merchant releases its goods or services to the consumer. These transfers take place instantaneously and seamlessly, allowing the transaction experience to seem like any other ordinary credit/debit card transaction to the consumer and merchant.

While our blockchain ledger records transaction details instantaneously, the final cash settlement of each transaction can take days to weeks, depending upon contract terms between us and the gateways we use, between us and our ISOs, and between us and/or our ISOs and merchants who use our services. In the case where we have received transaction funds, but not yet paid a merchant or an ISO, we hold funds in either a trust account or as cash deemed restricted within our operating accounts. We record the total of such funds as Cash held for Settlements – a Current Asset. Of these funds, we record the sum balance due to Merchants and ISOs as Settlement Liabilities to Merchants and Settlement Liabilities to ISOs, respectively.

The table below shows the status of transaction settlements as of December 31, 2018.

December 31, 2018
Settlement Processing Assets
Cash held for Settlements	$239,124
Cash due from Gateways	291,112
Chargeback Allowances (1)	(134,638)
Reserves (2)	474,224
Totals	$869,822

Settlement Processing Liabilities
Settlement Liabilities to Merchants	$786,425
Settlement Liabilities to ISOs	107,342
Refund Allowance (3)	(23,946)
Totals	$869,822

(1) During 2018, the Company absorbed all chargeback costs as a cost of services provided – essentially a sales promotion tool to onboard customers in 2018. The Chargeback Allowance shown in the table above reflects our estimate of potential chargebacks that are likely to be realized in 2019, which are connected to sales transactions that occurred in 2018. The allowance decreases the amount that GreenBox is owed from the Gateways we use in our proprietary ecosystem. In 2019, the actual dollar amount of chargebacks will be reconciled with our allowance.

(2) Reserves are essentially an escrow fund that protects a gateway/card issuer from financial losses. In the Reserve, funds are held until chargeback time limits expire.

(3) The Refund Allowance shown in the table above reflects our estimate of potential refunds that may be realized in 2019, which are connected to sales transactions that occurred in 2018. The allowance decreases the amount that GreenBox owes to Merchants using our proprietary ecosystem. In 2019, the actual dollar amount of refunds with be reconciled with our allowance.

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

Paid in Capital

At December 31, 2018 and December 31, 2017, the Company’s Paid in Capital was $945,940 and $185,655, respectively.

Retained Earnings

At December 31, 2018 and December 31, 2017, the Company’s Retained Earnings was $(2,032,595) and $139,319, respectively.

Shareholders’ Deficit

As a sum of the above, the Company’s Equity at December 31, 2018 was a deficit of $912,265 and at December 31, 2017, a surplus of $60,781.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Our working capital for the periods presented is summarized as follows:

Cash Requirements

We incurred a working capital deficit of $874,980 as of December 31, 2018. For December 31, 2017, our working capital was $54,712. Based on our revenues, operational expenses, cash on hand and future operational needs, we will need to continue procuring capital from external sources, which may include equity, debt or hybrid financing, in order to fund operations.

Cash Flow

The following table shows cash flows for the periods presented:

	Year Ended December 31,
	2018	2017
Net cash provided by (used in) operating activities	$(1,601,851)	$(110,469)
Net cash provided by (used in) investing activities	(31,254)	(6,278)
Net cash provided by (used in) financing activities	1,834,730	200,100
Net increase (decrease) in cash	$201,624	$83,353

Operating Activities

For the years ended December 31, 2018 and 2017, net cash used in operating activities was $1,601,851 and $110,469, respectively.

Investing Activities

For the years ended December 31, 2018 and 2017, net cash used in investing activities was $31,254 and $6,278, respectively.

Financing Activities

For the years ended December 31, 2018 and 2017, net provided by financing activities was $1,834,730 and $200,100, respectively.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2018 and 2017, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8 – Financial Statements and Supplementary Data

The consolidated financial statements required by this item begin on page F-1 of this Annual Report on Form 10-K/A and are incorporated herein by reference.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A – Controls and Procedures

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

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their age, title, and biography as of February 3, 2020, are set forth below:

Name	Age	Positions
Ben Errez	59	Chairman of the Board of Directors Executive Vice President Principal Financial Officer
Fredi Nisan	38	Director Chief Executive Officer

Ben Errez, Chairman of the Board of Directors, Executive Vice President, Principal Financial Officer

Ben Errez’s (“Errez”) past positions have included positions at large companies like Microsoft and Intel. He has brought this expertise to the Company to lead the Company into the forefront of the blockchain-based financial software, services and hardware market.

Errez was one of the early managers of Microsoft in 1991. From 1991 to 2004, he served as Software Development Lead for the Microsoft International Product Group. He led the International Microsoft Office Components team (Word, Excel, PowerPoint) in design, engineering, development and successful deployment. He also served as Executive Representative of Microsoft Office and was a founding member of the Microsoft Trustworthy Computing Forum, both within the company, and internationally. Errez co-authored the first Microsoft Trustworthy Computing Paper on Reliability. At Microsoft, Mr. Errez was responsible for the development of the first Microsoft software translation Software Development Kit (“SDK”) in Hebrew, Arabic, Thai and Simplified Chinese, as well as the development of the first bidirectional extensions to Rich Text Format (“RTF”) file format, all bidirectional extensions in text converters for Microsoft Office, and contributed to the development of the international extensions to the Unicode standard to include bidirectional requirements under the World Wide Web Consortium (“W3C”).

In 2004, Errez transitioned into the world of consulting, forming the start-up IHC Capital, where he held the position of Principal Consultant from founding to the present date, through which he advises clients in the South Pacific region with market capitalizations ranging from $50M to $150M on matters such as commerce, security, reliability and privacy.

In 2017, immediately before partnering with Fredi Nisan to launch the GreenBox Business, Errez was asked to take over the Microsoft Alumni Network for the Southern California region as a regional director. Errez has been a principal of the GreenBox Business since its inception in 2017.

Fredi Nisan, Director, Chief Executive Officer

Fredi Nisan (“Nisan”)’s career in tech began during his years of service in the Israeli Defense Forces, where he served as IT Manager for all of Israel’s Northern Bases. After serving in the military, Nisan opened and operated a computer hardware store before becoming the Inventory Operations Manager for Zicon Israel in 2005, a hardware and software producer. At Zicon, he supervised inventory operations, worked on quality controls for motherboards and chips, and educated customers on software and hardware product functionality. Subsequently, Nisan moved to the United States, where he worked for One Coach, in San Diego, CA, as a business coach. One Coach specializes in customized growth solutions for small business owners, including the latest strategies for sales, internet marketing, branding and ROI. Nisan was consistently ranked as the top salesperson for small business coaching while working with One Coach.

In 2010, Nisan launched Brava POS, where he served as President until 2015. Brava POS provided point of sale (“POS”) systems for specialty retail companies. Nisan developed software to provide clients with solutions for issues ranging from inventory management to payroll to processing high volume transactions in the form of a cloud-based POS system. This system had the capability to manage multiple stores with centralized inventory and process sales without an internet connection, and oﬀered a secure login for each employee, as well as including advanced inventory management and reporting, plus powerful functionality for its end users.

In 2016, Nisan founded Firmness, LLC. Through Firmness, Nisan created “QuickCitizen,” a software program that simpliﬁes the onboarding process for new clients of law ﬁrms specializing in immigration issues. The QuickCitizen software significantly reduced law firm’s onboarding processing time from more than three hours to approximately fifteen minutes. Nisan has been a principal of the GreenBox Business since its August 2017 inception. In January 2018, Firmness sold QuickCitizen to GreenBox (See QuickCitizen Acquisition, included in Item 13 - Certain Relationships and Related Transactions below).

Employment Agreements

The Company has not entered into employment agreements or other compensation agreements with its executive officers. The Company’s agreement with existing employees are all “at will” agreements.

Family Relationships

The Company employs two of our CEO’s brothers, Dan and Liron Nusonivich, who are paid approximately $96,000 and $92,000 per year, respectively. There are no family relationships between any of other directors or executive officers and any other employees or directors or executive officers. The Company made charitable donations to a 501(c)(3) no-profit organizations in which Nate Errez, the son of Ben Errez, is a member, and may be seen as the primary beneficiary of the donations.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% owners are required by certain SEC regulations to furnish us with copies of all Section 16(a) forms they file. Our two executive officers and directors have not yet filed any Forms 3, 4 or 5.

Code of Ethics

We have not previously adopted a Code of Ethics due to the small number of officers and employees and the size of our operations. It is anticipated that during 2020 we will adopt a Code of Ethics that applies to the Company’s directors and executive officers serving in any capacity, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Board Composition, Committees, and Independence

We are not required to have any independent members of the Board of Directors. As we do not have any board committees nor any “independent directors,” the board carries out all functions that might otherwise be delegated to board committees. of committees, and such has been made pursuant to the committee independence standards.

Involvement in Certain Legal Proceedings

Our two executive officers and directors have not been involved in any of the following events during the past ten years:

a)

Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

b)	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
c)

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

d)

Being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

e)

Being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

f)

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary* ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Ben Errez Chairman / EVP	2018	$206,655	-	-	-	-	-	-	$206,655
	2017	$40,000	-	-	-	-	-	-	$40,000
Fredi Nisan CEO / Director	2018	$206,157	-	-	-	-	-	-	$206,157
	2017	$40,000	-	-	-	-	-	-	$40,000

   *Both Errez and Nisan were paid as consultants in 2018.

Option/Stock Appreciation Grants in Fiscal Year Ended December 31, 2018

The Company has never had an equity compensation plan.

Outstanding Equity Awards at Fiscal Year-End Table

The Company has no outstanding equity awards as of December 31, 2018.

Employment/Consulting Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has not entered into employment agreements or other compensation agreements with its executive officers. All employee contracts are “at will.”

Director Compensation

Our two current directors are executive officers and majority shareholders through their shared majority ownership of PrivCo, which held approximately 85% of our issued and outstanding shares as of December 31, 2018. During 2018, we did not separately compensate our directors for their service on the Board of Directors.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth, as of , certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at 8880 Rio San Diego Drive, Suite 102, San Diego, California.

Name and Address of Owner	Shares of Common Stock Owned Beneficially	Percent of Class

Investors
GreenBox POS LLC (1) (2)	141,735,244	83.0%

Officers, Directors & Related Persons
Ben Errez (3)	70,867,622	41.5%
Fredi Nisan (4)	70,867,622	41.5%
Total	141,735,244	83.0%

(1) GreenBox POS LLC (“PrivCo”) holds 141,735,244 shares of the Company’s issued and outstanding stock. PrivCo is managed by its two managing members, Ben Errez and Fredi Nisan, both of whom serve as our sole officers and directors. Errez and Nisan have equal ownership of PrivCo.

(2) A corporate investor, RB Capital Partners (“RB Cap”), has a disputed claim to approximately six million shares, and possibly more, currently held by PrivCo. The numbers in the table above assume RB Cap will not receive any of PrivCo’s shares. It is possible that the dispute will be settled, in part, by PubCo issuing six million new shares to RB Cap, however, as of February 3, 2020 a settlement between the parties has not been finalized. In a matter related to the RB Capital claim, the GreenBox Parties are negotiating a return of a previous transfer of 440,476 shares by PrivCo to a third party. Likewise, these shares are excluded from the table (see Section C. Legal Matters under Note 11 – Subsequent Events).

(3) Ben Errez is Chairman of the Board of Directors and Executive Vice President of the Company. Through his shared majority ownership of PrivCo, Errez owns 70,867,622 shares of the Company’s issued and outstanding stock. As one of two managing members of PrivCo, Errez has influence over PrivCo’s entire holding of 141,735,244 shares of the Company’s issued and outstanding stock.

(4) Fredi Nisan is a Director serving on our Board of Directors and is the Company’s Chief Executive Officer. Through his shared majority ownership of PrivCo, Nisan owns 70,867,622 shares of the Company’s issued and outstanding stock. As one of two managing members of PrivCo, Nisan has influence over PrivCo’s entire holding of 141,735,244 shares of the Company’s issued and outstanding stock. Additionally, relatives of Nisan, who may be influenced by Nisan, hold 270,000 shares of the Company’s issued and outstanding stock.

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13 – Certain Relationships and Related Transactions and Director Independence

QuickCitizen Acquisition

On or about January 18, 2018, we purchased QuickCitizen, a client interfacing charge card platform, from Firmness, LLC (“Firmness”), an affiliated company, which was 50% owned by Fredi Nisan our CEO and co-owner of PrivCo, our controlling shareholder, for $75,000. Nisan believed there to be great long-term value in his involvement with GreenBox, therefore, Nisan and Firmness’s other owner, Marlena Chang Sharvit, agreed that Nisan would forgo any compensation contemplated or realized by the transaction, and that Sharvit would receive the entire consideration paid to Firmness.

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

Charitable Contributions

During 2018, PrivCo made $13,355 in charitable donations to organizations in which Nate Errez (“Nate”) is a member, including sponsorship of the San Diego Kayak Team (a 501(c)(3) no-profit organization). Nate, the son of Ben Errez, is a competitive athlete and races Surf Skis for the US National Team.

Brothers

We hired Dan Nusinovich on or about February 19, 2018 as our Development and Testing Manager. Dan is the brother of Fredi Nisan, our CEO and Director. Subsequently, we entered into a Referral Commission Agreement with Dan in November 2018, which expired November 2019, under which Dan is to receive 10% for new business resulting from his direct introductions. To date, no new business has been generated by Dan, thus Dan has not been paid under the Referral Agreement. On or about June 18, 2019, the Company issued 160,000 restricted shares to Dan, who was one of nine employees to receive a performance bonus in stock on this day. The shares were fully vested upon issuance and worth $16,000 at closing, on the day of issuance. We pay Dan approximately $96,000 per year.

We hired Liron Nusinovich on or about July 16, 2018as our Risk Analyst. Liron is the brother of Fredi Nisan, our CEO and Director. On or about June 18, 2019, the Company issued 110,000 restricted shares to Liron, who was one of nine employees to receive a performance bonus in stock on this day. The shares were fully vested upon issuance and worth $11,000 at closing, on the day of issuance. We pay Liron approximately $92,000 per year.

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

Inadvertent Share Transfers

On or about December 27, 2018 and January 4, 2019, 1,085,000 shares, worth approximately $325,500 as of the close of trading on the days of issuance, were inadvertently transferred from PrivCo instead of being issued by the Company. Subsequently, on or about August 14, 2019, the Company issued 1,085,000 shares to PrivCo, as repayment of the shares that had been previously inadvertently transferred.

Item 14 – Principal Accounting Fees and Services

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2018 and December 31, 2017 for professional services rendered by our independent registered public accounting firm auditors for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by independent accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,
	2018	2017
Audit Fees (audit for original filings)	$12,000	$14,000
Audit Fees (audit for amended filings)	$34,560	$34,600
Tax Fees	$20,750	$0
Total	$67,310	$48,600

In the above table, Audit Fees are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Tax fees” are fees billed for professional services rendered for tax compliance, tax advice and tax planning.

Audit Fees. The aggregate fees billed collectively by, including Pinnacle Accountancy Group of Utah, PLLC (a DBA of Heaton & Co., PLLC) (“Pinnacle”), for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2018 and 2017, including review of our interim financial statements were $12,000 and $14,400, respectively. The aggregate fees billed collectively by BF Borgers CPA PC (“Borgers”), for professional services rendered for the audit of our amended annual financial statements for the years ended December 31, 2018 and 2017, including review of our interim amended financial statements were $34,560 and $34,600, respectively.

Tax and Other Fees. We incurred fees to Hall & Company Certified Public Accounts, Inc. of $20,750 and for tax provision and tax submissions for the fiscal years ended December 31, 2018, excluding refiling costs. The Company will be refiling its 2018 tax reports.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

a)	Financial Statements:

Our financial statements and the Report of Independent Registered Public Accounting Firm are included herein on page F-1.

b)	Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto on page F-6.

c)	Exhibits:

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation, filed August 29, 2007	S-1	3.1	02/12/2008

3.2	Certificate of Amendment to Articles of Incorporation, filed October 18, 2017	10-K	3.2	04/16/2019

3.3	Certificate of Amendment to Articles of Incorporation, filed May 3, 2018	10-K	3.3	04/16/2019

3.4	Certificate of Amendment to Articles of Incorporation, filed December 13, 2018	10-K	3.4	04/16/2019

3.5	Bylaws of GreenBox POS	S-1	3.2	02/12/2008

4.1	Convertible Promissory Note issued March 15, 2018, to RB Capital Partners, Inc.				X

4.2	Convertible Promissory Note issued August 6, 2018, to Power Up Lending Group Ltd.	8-K	10.2	11/14/2018

4.3	Convertible Promissory Note issued September 27, 2018, to Power Up Lending Group Ltd.	8-K	10.3	11/14/2018

4.4	Convertible Promissory Note issued November 26, 2018, to RB Capital Partners, Inc.				X

4.5	Convertible Promissory Note issued December 27, 2018, to 102065761 SASKATCHEWAN LTD.				X

10.1	Purchase Agreement, effective March 23, 2018, by and among Frank Yuan and Vicky PMW Yuan (together, “Seller”), and GreenBox POS, LLC	8-K	10.1	05/17/2018

10.2	Asset Purchase Agreement dated April 11, 2018, by and between ASAP Expo, Inc. and ASAP Property Holdings Inc.	8-K	99.1	09/06/2018

10.3	Securities Purchase Agreement dated August 6, 2018, by and between GreenBox Pos LLC, and Power Up Lending Group Ltd	8-K	10.1	11/14/2018

10.4	Asset Purchase Agreement, dated January 4, 2020, by and between GreenBox POS and GreenBox POS LLC	8-K	10.1	01/07/2020

10.5	Software License and Services Agreement, dated December 17, 2018, by and among GreenBox POS, Cultivate Technologies, LLC and MTrac Tech Corp.				X

21.1	Subsidiaries of the Registrant - None.				X

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				X

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				X

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GreenBox POS

Date: February 6, 2020	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: February 6, 2020	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 6, 2020	By:	/s/ Ben Errez
Ben Errez
Chairman of the Board and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

GREENBOX POS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of GreenBox POS

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GreenBox POS as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

February 3, 2020

GREENBOX POS

AUDITED CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2018	2017
ASSETS
Current Assets
Cash & Cash Equivalents	$45,854	$83,353
Restricted Cash & Trust Accounts	239,124	-
Accounts Receivable	49,998	-
Cash Due from Gateways	630,699	-
Other Current Assets	37,232	3,339
Total Current Assets	$1,002,907	$86,692

Total Fixed Assets (net)	30,715	6,069
Total Assets	$1,033,622	$92,761

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	127,029	31,980
Payment Processing Liabilities (net)	865,086	-
Short Term Notes	846,500	-
Other Current Liabilities	39,272	-
Total Current Liabilities	$1,877,887	$31,980

Long-Term Liabilities
Long Term Notes	75,000	-
Total Long Term Liabilities	75,000	-
Total Liabilities	$1,952,887	$31,980

EQUITY
Preferred Stock: 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common Stock: $0.001 par value, 495,000,000 shares authorized, 166,390,363 and 14,445,363 shares issued and outstanding at December 31, 2018 and December 31, 2017	166,390	14,445
Common Stock Issuable	1,000	-
Paid in Capital	945,940	185,655
Retained Earnings	(2,032,595)	(139,319)
Total Equity (Deficit)	$(919,265)	$60,781
TOTAL LIABILITIES AND EQUITY	$1,033,622	$92,761

The accompanying notes are an integral part of these audited financial statements.

GREENBOX POS

AUDITED STATEMENTS OF CONSOLIDATED OPERATIONS

(audited)

	Year Ended December 31,
	2018	2017
INCOME
Payment Processing Fees (net)	$393,665	$-
Licensing Revenue	450,000	-
Equipment Sales	67,143	-
Total Income	$910,808	$-

Cost of Goods Sold		-
Payment Processing	612,037	-
Equipment	58,502	-
Total Cost of Goods Sold	670,539	-
Gross Profit	$240,269	$-

Expenses
General & Administration	740,933	9,259
Finance Costs	137,000	-
Legal & Professional Services	767,867	83,621
R&D Expense	376,871	46,229
Total Expenses	2,022,672	139,110
Net Operating Income	$(1,782,403)	$(139,110)
Other Expense / (Income)
Asset Impairments	75,000	-
Depreciation	6,608	209
Interest Expense	30,067	-
Other Expense / (Income)	(802)	-
Total Other Expenses	110,873	209
Net Other Income	(110,873)	(209)
Net Income (loss)	$(1,893,276)	$(139,319)

Net income (loss) per common share	(0.02)	(0.01)
Weighted average common shares outstanding	111,037,712	14,445,363

The accompanying notes are an integral part of these audited financial statements.

GREENBOX POS

AUDITED STATEMENT OF CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	To be Issued	Amount	Retained Earnings	Paid In Capital	Total Equity
Balance, December 31, 2017	14,445,363	14,445			(139,319)	185,655	60,781
Conversion of Line of Credit	144,445,000	144,445				(144,445)	-
Net Paid in Capital						501,114	501,114
Shares Issuances	7,500,000	7,500					7,500
Shares to be Issued			1,000,000	1,000		149,000	150,000
Gain on Purchase of GreenBox Business						254,616	254,616
Retained Earnings (Loss)					(1,893,276)		(1,893,276)
Balance, December 31, 2018	166,390,363	166,390	1,000,000	1,000	(2,032,595)	945,940	(919,265)

The accompanying notes are an integral part of these audited financial statements.

GREENBOX POS

AUDITED STATEMENT OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net Income	$(1,893,276)	$(139,319)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Accounts Receivable (A/R)	(49,998)	(798)
Accounts Payable (A/P)	95,049	31,980
Cash Due from Gateways	(630,699)	-
Payment Processing Liabilities (net)	865,086	-
Other Current Assets	(33,893)	(2,541)
Other Current Liabilities	9,401	-
Accrued Interest & Depreciation	36,479	209
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	$291,425	$28,850
Net cash provided by operating activities	$(1,601,851)	$(110,469)

INVESTING ACTIVITIES
Fixed Assets	(31,254)	(6,278)
Net cash provided by investing activities	$(31,254)	$(6,278)

FINANCING ACTIVITIES
Notes Payable - less than 1 Yr	921,500	-
Cash Paid for Stock	152,945	14,445
Shareholder Contributions	460,285	485,655
Payment Due for Equity	300,000	(300,000)
Net cash provided by financing activities	$1,834,730	$200,100
Net cash increase (decrease) for period	$201,624	$83,353
Cash at beginning of period	83,353	-
Cash at end of period	$284,978	$83,353

The accompanying notes are an integral part of these audited financial statements.

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

GreenBox POS (the “Company” or “PubCo”) was formerly known as ASAP Expo, Inc (“ASAP”), which was incorporated April 10, 2007 under the laws of the State of Nevada.

On January 4, 2020, PubCo and GreenBox POS LLC, a Washington limited liability company (“PrivCo”), entered into an Asset Purchase Agreement (the “Agreement”), to memorialize a verbal agreement (the “Verbal Agreement”) entered into on April 12, 2018, by and among PubCo (the buyer) and PrivCo, which was formed on August 10, 2017 (the seller).

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

Unless the context otherwise requires, all references to “PrivCo” or the “Private Company” refer to GreenBox POS LLC, a limited liability company, formed in the state of Washington.

Significant Transactions

On March 23, 2018, the then controlling shareholder and then sole officer and sole director of PubCo, Frank Yuan, along with his wife, Vicky PMW Yuan, entered into a Purchase Agreement with PrivCo (the “SPA”).

Pursuant to the SPA, Frank Yuan agreed to convert a portion of a line of credit that he had previously issued to PubCo, in exchange for 144,445,000 shares of PubCo’s common stock, par value $0.001 per share (the “Control Block”). The Yuans agreed to sell the Control Block to PrivCo for a consideration of $500,000: $250,000 in cash and $250,000 in PubCo shares to be issued within 30 days of the completion of the SPA (the “Shares Due”), which were subsequently paid by PrivCo.

On April 12, 2018, all business being conducted at that time by PubCo (the “ASAP Business”) was transferred from PubCo to ASAP Property Holdings Inc., a company owned and operated by Frank Yuan (“Holdings”). In consideration for the ASAP Business, Holdings assumed all liabilities related to the ASAP Business.

On April 12, 2018, following the SPA being entered into and the ASAP Business being transferred to Holdings, Errez and Nisan were the sole acting officers and sole acting directors of PubCo.

On April 12, 2018, pursuant to the Verbal Agreement, PubCo acquired PrivCo’s blockchain gateway and payment system business, point of sale system business, delivery business and kiosk business, and bank and merchant accounts, as well as all intellectual property related thereto (the “GreenBox Business”). As consideration for the GreenBox Business, on April 12, 2018 PubCo assumed nearly all PrivCo’s liabilities (the “Assumed Liabilities”) that had been incurred in the normal course of GreenBox Business (collectively, the “GreenBox Acquisition”).

The value of the GreenBox Business assets on April 12, 2018 was $843,694, which excluded the Control Shares, which remained with PrivCo. The value of the Assumed Liabilities on April 12 was $589,078, which excluded $185,000 of a $300,000 convertible promissory note issued by PrivCo to RB Capital Partners. The difference between assets and liabilities was $254,616, which PubCo booked as a “Gain on Bargain Purchase.” However, because we are using Reverse Acquisition accounting, we recorded the gain as Paid in Capital.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has cash equivalents of $45,854, excluding cash held for settlement liabilities, and $83,353 as of December 31, 2018 and December 31, 2017, respectively.

Going Concern

As of December 31, 2018, the Company had cash and cash equivalents of $45,854, has incurred a net loss of $1,893,276 for the year ending December 31, 2018, and has accumulated a deficit of $2,032,595. During the year ended December 31, 2018, the Company recorded $910,808 in revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Additionally, as the GreenBox ecosystem grows, substantially larger volumes of working capital financing will be required to support our platform’s growth.

The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, we will have to develop and implement a plan to further extend payables, reduce overhead or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying financial statements have been prepared in conformity with GAAP, which contemplate our continuation as a going concern, and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Aggregate future minimum annual payments for our leases as of December 31, 2018, are as follows:

Year	Operating Leases

2019	130,176
2020	135,562
2021	139,629
Total minimum rentals	$405,367

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

Earnings (Loss) per Share

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company's diluted earnings/loss per share is the same as the basic earnings/loss per share for the year ended December 31, 2018 and 2017, as there are no potential shares outstanding that would have a dilutive effect.

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

On January 4, 2020, PubCo and PrivCo entered into an Asset Purchase Agreement (the “Agreement”), to memorialize the Verbal Agreement. For accounting and reporting purposes, PubCo deemed the GreenBox Acquisition a “Reverse Acquisition” with PrivCo designated the “accounting acquirer” and PubCo designated the “accounting acquiree.”

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

We are therefore filing this amended 10-K (“Amended 10-K”) to the Company’s audited financial statements for the year ended December 31, 2018, contained in the Company’s Annual Report on Form 10-K, originally filed with the SEC on April 16, 2019 (the “2018 Report”) to restate our financial statements and revise related disclosures. As a substantial part of the Amended 10-K is amended and/or restated, we have presented the entire text of the 2018 Report, as amended and/or restated by this Amended 10-K. Readers should therefore read and rely only on this Amended 10-K in lieu of the original 2018 Report.

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

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following:

	December 31,	December 31,
	2018	2017
Computers	$15,285
Furniture	4,919
Kiosks	12,750	6,278
Vehicles	4,578
Less: Accumulated Depreciation	(6,817)	(209)
Total Fixed Assets (net)	$30,715	$6,069

NOTE 5 – EQUITY TRANSACTIONS

RB Cap

On or about January 10, 2018, PrivCo signed a Subscription and Stock Purchase Agreement (“RB Cap SPA”) with RB Capital Partners, Inc. (“RB Cap”), wherein PrivCo agreed to sell RB Cap 4% of PrivCo, non-dilutive, for $1,000,000, payable in four installments due January 15, 2018, February 15, 2018, March 15, 2018 and April 15, 2018. By mid-April, we had received all payments. This transaction implied a post money valuation of $25,000,000. As of February 3, 2020, RB Cap remains a minority membership interest holder in PrivCo, with a claim to approximately six million PubCo shares, however the implications of this ownership and RB Cap’s claim to PubCo shares are in dispute, and are the subject of a lawsuit with RB Cap (see C. Legal Matters under Note 12 – Subsequent Events below).

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

PULG $253K Note

On August 6, 2018, the Company issued a convertible promissory note for $253,000 to PULG, with a net $250,000 received by the Company. The note incurs interest at 10% per year and the outstanding principal and accrued interest are due August 6, 2019. The note includes a conversion feature where, beginning 180 days after the issuance date, at which time the lender may convert all or a portion of the outstanding principal and accrued interest balance into shares of the Company’s common stock at a discounted rate of 65%. The Company incurred $3,000 in financing fees associated with the loan.

As of December 31, 2018, the principal balance of note was $253,000, and accrued interest on the note was $9,981.37. The Company chose to repay the note on January 30, 2019, at which time it repaid the principal, accrued interest and an early repayment penalty of $93,333, which we recorded as interest expense.

PULG $53K Note

On September 27, 2018, the Company issued a convertible promissory note for $53,000 to PULG, with a net $50,000 received by the Company. The note incurs interest at 10% per year and the outstanding principal and accrued interest are due September 27, 2019. The note includes a conversion feature where, beginning 180 days after the issuance date, at which time the lender may convert all or a portion of the outstanding principal and accrued interest balance into shares of the Company’s common stock at a discounted rate of 65%. The Company incurred $3,000 in financing fees associated with the loan.

As of December 31, 2018, the principal balance of note was $53,000, and accrued interest on the note was $1,321. The Company chose to repay the note on March 13, 2019, at which time it repaid the principal, accrued interest and an early repayment penalty of $19,378, which we recorded as interest expense.

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

As of December 31, 2018, the principal balance of note was $83,000, and accrued interest on the note was $387. The Company chose to repay the note on March 13, 2019, at which time it repaid the principal, accrued interest and an early repayment penalty of $17,005, which we recorded as interest expense.

RB Capital Partners

RB Cap $300K Note

On or about March 15, 2018, PrivCo issued a twelve-month, $300,000 convertible promissory note to RB Capital Partners (“RB Cap”), with an interest rate of 12% per annum (“RB Cap 300K Note”). The note’s convertibility feature commenced six months after the note’s issuance, at a conversion rate of $0.001 per share of the Company’s common stock. Under the terms of the Agreement which memorialized the Verbal Agreement, we assumed the note, however, PrivCo agreed to pay $185,000 of the principal balance due on this note. On or about June 8, 2018, PrivCo transferred 440,476 restricted shares of Common Stock from the Control Block, with a market value of $185,000, to a purported designee of RB Cap, as a payment of principal of the note. Subsequently, RB Cap disputed the reduction in principal and subsequently, and we, along with PrivCo, disputed whether these shares should have been issued by PrivCo, and sought their return. On or about October 23, 2018, we issued 7,500,000 newly issued, restricted shares of our stock to RB Cap, in repayment of $7,500 of the RB Cap 300K Note. Subsequently, we disputed whether these shares should have been issued to RB Cap. As of December 31, 2018, our recorded principal balance for the note was $107,500 and accrued interest on the note was $15,880. On or about March 13, 2019, we issued a final cash payment towards the RB Cap 300K Note of approximately $126,092 (the “Payoff Funds”). However, RB Cap contested the amount of the Payoff Funds. (See Section C. Legal Matters below, under Note 12 – Subsequent Events)

RB Cap $200K Note

On November 26, 2018, PubCo issued a convertible promissory note for $200,000 to RB Cap (the “RB Cap $200K Note”). The note incurs interest at 12% per year and the outstanding principal and accrued interest are due November 26, 2019. RB Cap may elect to convert the note at any time from six months from the date of issuance at a fixed price per share of $4.50. This note became part of a claim/counter claim suit with RB Capital (See Section C. Legal Matters below.) As of December 31, 2018, the principal balance of note was $200,000, and accrued interest on the note was $2,301.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

QuickCitizen Acquisition

On or about January 18, 2018, we purchased QuickCitizen, a client interfacing charge card platform, from Firmness, LLC (“Firmness”), an affiliated company, which was 50% owned by Fredi Nisan our CEO and co-owner of PrivCo, our controlling shareholder, for $75,000. Nisan believed there to be great long-term value in his involvement with GreenBox, therefore, Nisan and Firmness’s other owner, Marlena Chang Sharvit, agreed that Nisan would forgo any compensation contemplated or realized by the transaction, and that Sharvit would receive the entire consideration paid to Firmness.

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

IPX Referral Payments, LLC

Pouya Moghavem, our employee since August 1, 2018, owns 25% of IPX Referral Payments, LLC (“IPX”). In addition to the $5,000 monthly salary we pay Moghavem, we entered into a Referral Agreement with IPX wherein we agreed to compensate IPX for referrals, which subsequently become our customers. During 2018, IPX did not earn any commissions.

Additionally, in or about October 2018, IPX provided GreenBox with a merchant trust account in Mexico through Affinitas Bank, one of the Gateways that process payment transactions on our behalf. We did not pay IPX for this service, however, IPX reported that Affinitas paid IPX approximately $1,830.

RB Capital

Because PrivCo agreed to sell RB Cap 4% of PrivCo in January 2018, which currently purportedly gives RB Cap a claim to approximately six million PubCo shares, RB Cap is deemed an affiliated Party. In March 2018, PrivCo issued a $300,000 convertible promissory note to RB Cap, the balance of which PubCo assumed when we acquired the GreenBox Business from PrivCo. On November 26, 2018, we issued a $200,000 convertible promissory to RB Cap. Subsequently, RB Cap and GreenBox disputed the implications of the share purchase and promissory notes. The implications of this ownership and RB Cap’s claim to PubCo shares are in dispute, which became the subject of a lawsuit with RB Cap (see Legal Matters under Subsequent Events).

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

Subsequently, both Nisan and Errez received constitutive notice, regarding arbitration of an alleged breach of their respective MLAs. To date, only informal conversational proceedings have ensued (see C. Legal Matters, under Note 12 – Subsequent Events below).

Inadvertent Share Transfers

On or about December 27, 2018 and January 4, 2019, 1,085,000 shares were inadvertently transferred from PrivCo instead of being issued by the Company. Subsequently, on or about August 14, 2019, the Company issued 1,085,000 shares to PrivCo, as repayment of the shares that had been inadvertently transferred.

Kenneth Haller and the Haller Companies

Kenneth Haller (“Haller”) became our Senior Vice President of Payment Systems, a key member of our management team, in November 2018. We began working indirectly with Haller earlier in 2018, both individually and through our relationship with MTrac Tech Corporation (“MTrac”) (see Note 11 - MTrac below), which in turn has business relationships with Haller.

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

Sky Financial & Intelligence LLC

Haller owns 100% of Sky Financial & Intelligence LLC (“Sky”), a Wyoming limited liability company, and serves as its sole Managing Member. Sky is a strategic merchant services company that focuses on high risk merchants and international credit card processing solutions. In 2018, Sky was using GreenBox’s QuickCard payment system as its main payment processing infrastructure, through Sky’s relationship with MTrac (see Sky - MTrac Agreement below). It was through this successful relationship, that we came to know Haller and the Haller Network. Realizing that the Haller Network and Haller’s unique skill set was highly complementary to our business objectives, we commenced discussions to retain Haller through his consulting firm, Sky, for a senior role, directly responsible for growing GreenBox’s operations. Subsequently, in November 2018, Haller was appointed as our Senior Vice President of Payment Systems, for a monthly consulting fee of $10,000, paid to Sky (“Haller Consulting Fee”). This relationship was referenced in press releases as GreenBox’s “acquisition of Sky MIDs Technologies” (see Sky MIDs below).

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

Sky - MTrac Agreement

On or about May 4, 2018, Sky entered into a two year, Associate/Referral Agreement-E-Commerce with MTrac, wherein Sky agreed to promote MTrac’s solution payment platform (which is based on the GreenBox platform) and related services; to provide new sales, sales leads, introductions to merchants and ISOs, and other potential customers of MTrac’s services, for which Sky receives ongoing commissions from all credit card transactions processed as a result of new business generated by Sky for MTrac. Most services provided under this contract are executed by Sky’s majority owned subsidiary, Charge Savvy, LLC (see Charge Savvy, LLC below). The agreement noted MTrac’s license of GreenBox’s payment processing technology and contained terms whereby Sky could (but was not required to) refer certain customers to MTrac in exchange for various referral fees. Sky never referred customers to MTrac, and therefore, did not collect, and is not collecting, any referral fees from MTrac.

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

During 2018, we did not pay Charge Savvy nor Cultivate any commissions.

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

NOTE 8 – INCOME TAXES

Provision for income taxes consisted of the following for the years ended December 31:

	2018	2017
Current
Federal	$-	$-
State	900
	$900	$-

Deferred
Federal	$-	-
State	-	-
	$-	$-

Total Provision for Income Taxes	$900	$-

The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of December 31, 2018, the Company had federal and California net operating loss carryforwards of approximately $2.2 million. The federal and California net operating loss carryforwards will expire at various dates from 2026 through 2037; however, $2.2 million of the Federal operating loss does not expire and will be carried forward indefinitely.

Significant components of the Company's deferred tax assets (liabilities) as of December 31, 2018 and December 31, 2017, are shown below. A valuation allowance of $500,000 as of December 31, 2018, has been established against the Company's deferred tax assets related to loss entities the Company cannot consolidate under the Federal consolidation rules, as realization of these assets is uncertain.

	2018	2017
Deferred Tax Assets (liabilities)
Charitable Contributions	$(3,700)	$-
Unearned Revenue	(75,600)	-
Depreciation	(26,300)	-
Net Operating Loss Carryforward	612,800	-
Net deferred tax assets before valuation allowance	$507,200	$-

Valuation Allowance	$(507,300)	$-
	$(100)	$-

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (the "TCJA"). The TCJA establishes new tax laws that took effect in 2018, including, but not limited to (1) reduction of the U.S. federal corporate tax rate from a maximum of 35% to 21%; (2) elimination of the corporate alternative minimum tax; (3) a new limitation on deductible interest expense; (4) the Transition Tax; (5) limitations on the deductibility of certain executive compensation; (6) changes to the bonus depreciation rules for fixed asset additions: and (7) limitations on NOLs generated after December 31, 2018, to 80% of taxable income.

ASC 740, Income Taxes, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA’s provisions, the SEC staff issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740.

The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows for the years ended December 31:

	2018	2017
Book Income at Statutory Rates	21.00%	-
State Taxes net of Federal Benefit	-0.04%	-
Non-deductible Meals & Entertainment	-0.06%	-
Other	-0.80%	-
Change in Valuation Allowance	-20.14%	-

Effective Income Tax Rate	-0.05%	-

The Company is subject to U.S. federal income tax as well as income tax in California and other states. The Company’s state and federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2015 through December 31, 2017 and for the years ended December 31, 2015 through December 31, 2017, respectively.

NOTE 9 – LEDGER MANAGEMENT

GreenBox’s core business is ledger management. We have developed and deployed a proprietary, closed-loop, blockchain-based infrastructure for recording transactions. We use a multitude of vendors to perform adjoining activities, which allows us, for example, to use this infrastructure to facilitate payment services for the benefit of consumers and merchants.

GreenBox does not directly manage the transfer of funds for individuals, companies or merchants. Such transfers are done exclusively by banking vendors who are responsible for any activity involving funds flowing out of our ecosystem. Because of this, there are no requirements for us to have a Money Transfer License, nor are we required to register as a Money Service Business.

As a ledger manager, we are not directly involved with any product or service bought or sold using our ecosystem – whether the access to our ecosystem is originated by us or by an Independent Sales Organization (“ISO”) representing us, nor are we directly involved when processing capabilities using our ecosystem are leased from us. We own the technology that tokenizes each transaction (issues encrypted keys for the parties in any transaction so that the transaction can be conducted using blockchain), provides gateway services (authorization and settlement for each transaction), and manages the ledger that records immutable details of every transaction. GreenBox does not touch nor endorse any actual merchandise or service, whether bought, sold or returned, using our payment ecosystem, and we are not involved in shipping or any type of fulfillment services.

GreenBox does not accept any cannabis business. However, we do have an exclusive license agreement with MTrac Technologies, that specializes in high-risk clients, such as those in the cannabis space. We provide MTrac with access to our ecosystem, from which MTrac serves their merchant clients. MTrac (not GreenBox) engages with these high-risk merchants and has their own procedures for legal and regulatory requirements and onboarding.

GreenBox, ISOs and Licensors use full transparency with their corresponding bank vendors, who have the right to approve or reject any individual merchant.

NOTE 10 – AML, KYC and SAR POLICIES

The Company’s Anti-Money Laundering (“AML”), Know Your Customer (“KYC”) and Suspicious Activity Report (“SAR”) policies are designed to prevent and limit GreenBox’s exposure to prohibited and unlawful activity.

Both international and local regulations require GreenBox to implement effective internal procedures and mechanisms to prevent money laundering, terrorist financing, drug and human trafficking, proliferation of weapons of mass destruction, corruption and bribery and to take action in case of any form of suspicious activity from users of our ecosystem.

Our policies cover the following matters:

●	Verification procedures

●	Compliance Officer

●	Monitoring Transactions

●	Risk Assessment

We are legally and/or contractually required to adhere to Anti-Money Laundering (“AML”) laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the “BSA”), and the BSA implementing regulations of the Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Department of the Treasury. A variety of similar anti-money laundering requirements apply in other countries. In some countries, we are directly subject to these requirements; in other countries, we have contractually agreed to assist our sponsor banks with their obligation to comply with anti-money laundering requirements that apply to them. These laws typically require organizations to:

●	Establish and audit anti-money laundering programs

●	Establish procedures for obtaining and verifying customer information

●	File reports on large cash transactions

●	File suspicious activity reports if the financial institution believes a customer may be violating U.S. laws and regulations.

Regulations issued by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury place prohibitions and restrictions on all U.S. citizens and entities, including GreenBox, with respect to transactions by U.S. persons with specified countries and individuals and entities identified on OFAC’s Specially Designated Nationals list (for example, individuals and companies owned or controlled by, or acting for or on behalf of, countries subject to certain economic and trade sanctions, as well as terrorists, terrorist organizations and narcotics traffickers identified by OFAC under programs that are not country specific). Similar requirements apply to transactions and dealings with persons and entities specified in lists maintained in other countries. We have developed procedures and controls that are designed to monitor and address legal and regulatory requirements and developments and that allow our customers to protect against having direct business dealings with such prohibited countries, individuals or entities.

The purpose of a Suspicious Activity Report is to assist the government in identifying individuals, groups and organizations involved in fraud, terrorist financing, money laundering and /or other crimes. SAR filing are submitted to FinCEN. The criteria to decide what to report, includes any observation of activity that appears to be unusual for a particular client; or appears to be done only for the purpose of hiding or obfuscating another, separate transaction. The report can start with any of our employees or consultants, or any of the employees or consultants of our partner organizations.

Our Know Your Customer policy is a process of verifying the identity of prospective clients and assessing their suitability, along with the potential risks of illegal intentions towards any anticipated business relationship. Our KYC policy is used by us to ensure any proposed customers, agent, consultant, representative, vendor, sponsor or distributor are anti-bribery compliant, and are actually who they claim to be, before we commence with onboarding the individual or entity into our ecosystem.

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

New Exclusive Licensing Agreement: Unified Agreement

On or about October 2, 2018, we entered into a three-party agreement with MTrac and Cultivate Technologies, LLC (“Cultivate”) a Nevada Corporation, to redefine pricing and revenue sharing under a new agreement (the “Unified Agreement”). The Unified Agreement did not eliminate the licensing fees stated in the MTrac 5 Year License, but added and defined a profit sharing agreement on all accounts generated by the merchants and agents that MTrac procured for PubCo, as follows: 40% to MTrac, 40% to PubCo, and 20% to Cultivate, with profit defined as Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”), adjusted for non-cash long-term compensation, based upon publicly filed financial information. Under the terms of the Unified Agreement, MTrac was granted the exclusive right by Cultivate and us to market the GreenBox Business’ new blockchain ledger-based payment platform which combined our proprietary system with certain proprietary technologies owned by Cultivate, which in combination offer a payment platform that allows a much more user-friendly payment system (the “Current Platform”).

New Exclusive Licensing Agreement: Current Exclusive License

On or about December 17, 2018, all previous agreements with MTrac were revoked, at which point we entered into a new 5-year exclusive three-party Software License and Services Agreement with Exclusivity with MTrac and Cultivate (referred to as the “Current Exclusive License”). Under the terms of the Current Exclusive License, PubCo waived all future licensing fees for the remaining 4-year term (in recognition of MTrac’s introduction of Kenneth Haller to PubCo – see Section M. Kenneth Haller below) and gave MTrac the exclusive right to market the Current Platform to high risk cannabis merchants in North America and to license the Current Platform to non-high risk merchant on a nonexclusive basis. The parties’ revenue sharing agreement was newly defined as a split of revenue derived from the processing of the payments from merchants referred under the Current Exclusive License, distributed after deducting certain agreed upon costs, as follows: 50% to MTrac, 25% to PubCo and 25% to Cultivate.

In order for MTrac to maintain exclusivity rights under the Current Exclusive License, MTrac must meet certain merchant payment processing targets, subsequently modified under a verbal agreement, as follows: as of September 1, 2019, $10,000,000 in monthly processing volume (which MTrac achieved); as of January 1, 2020, $25,000,000; and as of June 1, 2020, $40,000,000 in monthly process volume.

Lawsuit

On November 25, 2019, five companies (the “Plaintiffs”) filed a complaint against us, MTrac, Global Payout, Inc. and Cultivate Technologies, LLC in the Superior Court of the State of California. The Plaintiffs filed suit to recover processed funds and processing fees alleged to be withheld illegally (see Legal Matters under Subsequent Events below).

NOTE 12 – SUBSEQUENT EVENTS

A.	Formalizing the Reverse Acquisition

On January 4, 2020, PubCo and PrivCo entered into an Asset Purchase Agreement (the “Agreement”), to formalize and memorialize a verbal agreement (the “Verbal Agreement”) entered into on April 12, 2018, by and among PubCo and PrivCo. The Agreement was disclosed in a Form 8-K filed with the Securities and Exchange Commission on January 7, 2020.

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

During 2019, through November 30, the Company recorded approximately $270,000 in legal expenses for litigation and arbitration.

America 2030 Capital Limited and Bentley Rothschild Capital Limited

On or about October 31, 2018, Nisan and Errez received constitutive notice, regarding arbitration against Nisan, Errez, PrivCo and possibly PubCo, from Bentley Rothschild Capital Limited ("Bentley") and America 2030 Capital Limited (“America 2030”), both located in Nevis, West Indies, and both claiming breach of contract by Nisan and Errez of Nisan and Errez’s respective individual Master Loan Agreements (see Note 7 – Related Party Transactions above) and seeking forfeiture of 1,600,000 PubCo shares that PrivCo had transferred, on or about August 1, 2018, from PrivCo’s Control Shares under the terms of the MLAs. To date, only informal conversational proceedings have ensued.

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

D.	Kenneth Haller and the Haller Companies / Affiliated Party Transactions

Kenneth Haller (“Haller”) became our Senior Vice President of Payment Systems, a key member of our management team, in November 2018. Haller brings considerable advantages to our platform’s development and our business development efforts and capabilities, including transactional business relations and a large network of agents, which we believe capable of processing $1 billion annually (the “Haller Network”). The Haller Network is an amalgamation of the collective networks of Haller and three companies owned or majority-owned by Haller: Sky Financial & Intelligence, LLC (“Sky”), Charge Savvy, LLC and Cultivate, LLC (collectively, the “Haller Companies”), each of which has formalized business relationships with us, as well as with some of our partners (for example, MTrac), which we believe allows us to maximize and diversify our market penetration capabilities.

We pay Haller a monthly consulting fee, through Sky, a company 100% owned by Haller, of $10,000, which was subsequently increased to $16,667 per month commencing September 2019 (“Haller Consulting Fee”).

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

During the quarters ending June 30 and September 30 of 2019, Charge Savvy, a company 68.4% owned by Sky, PubCo POS-related equipment totaling $22,450 and $16,000, respectively.

Lawsuit

On November 25, 2019, five companies (the “Plaintiffs”) filed a complaint against us, Cultivate Technologies, LLC (a company 68.4% owned by Sky), Global Payout, Inc. and MTrac Tech Corporation in the Superior Court of the State of California. Plaintiffs filed suit to recover processed funds and processing fees alleged to be withheld illegally (see Withholding Suit in Section C. Legal Matters above).

E.	Issuance of Unregistered Securities

PubCo issued the following securities that were not registered under the Securities Act. Except where noted, all the securities stated below were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

a)	On or about May 10, 2019, PubCo issued 10,000 shares to a non-affiliated legal consultant for services rendered.

b)

On or about June 18, 2019, PubCo issued a total of 850,000 shares to nine PubCo employees as performance bonuses. The shares were fully vested upon issuance and worth $0.10 per share, at closing, on the day of issuance.

c)	On or about August 14, 2019, PubCo issued 2,307,692 shares to a lender, that chose to convert a $150,000 promissory note at a 50% discount into shares of PubCo.

d)	On or about August 14, 2019, PubCo issued 1,085,000 shares to PrivCo, as repayment of shares inadvertently transferred by PrivCo to third parties on behalf of PubCo as follows

i)

On or about December 27, 2018, PrivCo inadvertently transferred 1,000,000 restricted PubCo shares, with a market value of $150,000, which money was deposited into PrivCo’s bank accounts (control of which bank accounts were shared by PubCo and PrivCo from April 12, 2018 through approximately December 31, 2018).

ii)	On or about January 4, 2019, PrivCo inadvertently transferred 50,000 restricted PubCo shares to a non-affiliated service provider to PubCo for services rendered to PubCo.

iii)	On or about January 4, 2019, PrivCo inadvertently transferred 35,000 PubCo shares of to a non-affiliated service provider to PubCo for services rendered to PubCo.

iv)

On or about December 12, 2019, PubCo entered into an agreement to issue 600,000 restricted shares to a non-affiliated service provider as renumeration in lieu of cash fees, on a vesting schedule as follows: 200,000 shares vest upon each of the following milestones: the Company filing its Form 10-K for 2018, the Company filing its three interim Form 10-Qs for 2019, and the Company filing its Form 10-K for 2019.

F.	Purchase Agreements

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

G.	Convertible Promissory Notes

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