Form 10-Q
period 2019-03-31
GreenBox POS
filed 2020-04-08
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

Commission file number: 001-34294

GREENBOX POS

(Exact name of small business issuer as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8880 Rio San Diego Dr, Suite 102 San Diego, CA	92108
(Address of principal executive offices)	(Zip Code)

 (619)-631-8261

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	None	None

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

Number of shares outstanding of the issuer’s classes of common equity, as of April 1, 2020, was 176,202,055 Shares of Common Stock (One Class)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENBOX POS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Restated)
	March 31,	December 31,
	2019	2018

ASSETS

Current Assets:
Cash and cash equivalents	$-	$45,854
Restricted cash	119,589	239,124
Accounts receivable, net of allowance for bad debt of $0 and $0, respectively	51,292	49,998
Cash due from gateways, net	2,156,684	630,699
Prepaid and other current assets	16,895	37,232
Total current assets	2,344,460	1,002,907

Non-current Assets:
Property and equipment, net	53,644	30,715
Operating lease right-of-use assets, net	307,531	-
Total non-current assets	361,175	30,715

Total assets	$2,705,635	$1,033,622

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$133,337	$127,029
Other current liabilities	46,084	9,401
Accrued interest	50,801	29,871
Payment processing liabilities, net	2,888,207	865,086
Convertible debt	850,000	846,500
Derivative liability	587,978	-
Current portion of operating lease liabilities	75,632	-

Total current liabilities	4,632,039	1,877,887
Operating lease liabilities, less current portion	234,045	-
Long-term debt	-	75,000

Total liabilities	4,866,084	1,952,887

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001, 495,000,000 shares authorized and 166,390,363 shares issued and outstanding	166,390	166,390
Common stock - issuable	5,500	1,000
Additional paid-in capital	1,001,251	945,940
Accumulated deficit	(3,333,590)	(2,032,595)
Total stockholders' deficit	(2,160,449)	(919,265)

Total liabilities and stockholder's deficit	$2,705,635	$1,033,622

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018

Revenue	$967,998	$-

Cost of revenue	727,291	-

Gross profit	240,707	-

Operating expenses:
General and administrative	495,468	260,900
Research and development	103,922	57,821
Advertising and marketing	13,006	13,231
Depreciation and amortization - property and equipment	2,840	863
Total operating expenses	615,236	332,815

Loss from operations	(374,529)	(332,815)

Other income (expense):
Interest expense	(150,215)	(1,578)
Interest expense - Vista convertible note	(188,273)	-
Derivative expense	(634,766)	-
Changes in fair value of derivative liability	46,788	-
Other expense	-	(75,000)
Total other expense, net	(926,466)	(76,578)

Loss before provision for income taxes	(1,300,995)	(409,393)

Income tax provision	-	-

Net loss	$(1,300,995)	$(409,393)

Earnings (loss) per share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	166,390,363	158,890,363

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock				Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2018	166,390,363	$166,390	1,000,000	$1,000.00	$945,940	$(2,032,595)	$(919,265)

Common stock issuable under convertible debt	-	-	25,000	4,500.00	-	-	4,500

Warrants issuable under convertible debt	-	-	125,000	-	55,311	-	55,311

Net loss	-	-	-	-	-	(1,300,995)	(1,300,995)

Balance at March 31, 2019	166,390,363	$166,390	1,150,000	$5,500	$1,001,251	$(3,333,590)	$(2,160,449)

	Common Stock				Additional Paid-In	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Income (Loss)	(Deficit)

Balance at December 31, 2017	14,445,363	$14,445	-	$-	$185,655	$(139,319)	$60,781

Common stock issued	144,445,000	144,445	-	-	606,669	-	751,114

Net income	-	-	-	-	-	(409,393)	(409,393)

Balance at March 31, 2018	158,890,363	$158,890	-	$-	$792,324	$(548,712)	$402,502

 The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(1,300,995)	$(409,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,840	863
Noncash lease expense	2,146	-
Interest expense - warrants issued under convertible debt	184,811	-
Derivative expense	634,766	-
Changes in fair value of derivative liability	(46,788)	-

Changes in assets and liabilities:
Other receivable, net	(1,294)	-
Prepaid and other current assets	20,337	(31,101)
Cash due from gateways, net	(1,525,985)	(34)
Accounts payable	6,308	(31,980)
Other current liabilities	36,683	1,850
Accrued interest	20,930	1,578
Payment processing liabilities, net	2,023,121	-
Deferred income	-	360,000
Net cash provided by (used in) operating activities	56,880	(108,217)

Cash flows from investing activities:
Purchases of property and equipment	(25,769)	(12,492)
Net cash used in investing activities	(25,769)	(12,492)

Cash flows from financing activities:
Borrowings from convertible debt	375,000	375,000
Repayments on convertible debt	(496,500)	-
Repayment on long-term debt	(75,000)	-
Proceeds from issuances of common stock	-	751,114
Net cash provided by (used in) financing activities	(196,500)	1,126,114

Net increase (decrease) in cash, cash equivalents, and restricted cash	(165,389)	1,005,405

Cash, cash equivalents, and restricted cash – beginning of period	284,978	83,353

Cash, cash equivalents, and restricted cash – end of period	$119,589	$1,088,758

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$167,343	$1,578
Income taxes	$800	$-

 The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization

GreenBox POS (the “Company” or “PubCo”) is a tech company formed with the intent of developing, marketing and selling innovative blockchain-based payment solutions, which the Company believes will cause favorable disruption in the payment solutions marketplace. The Company’s core focus is to develop and monetize disruptive blockchain-based applications, integrated within an end-to-end suite of financial products, capable of supporting a multitude of industries. The Company’s proprietary, blockchain-based systems are designed to facilitate, record and store a virtually limitless volume of tokenized assets, representing cash or data, on a secured, immutable blockchain-based ledger.

The Company was formerly known as GreenBox POS, Inc (“ASAP”), which was incorporated April 10, 2007 under the laws of the State of Nevada. On January 4, 2020, PubCo and GreenBox POS LLC, a Washington limited liability company (“PrivCo”), entered into an Asset Purchase Agreement (the “Agreement”), to memorialize a verbal agreement (the “Verbal Agreement”) entered into on April 12, 2018, by and among PubCo (the buyer) and PrivCo, which was formed on August 10, 2017 (the seller). On April 12, 2018, pursuant to the Verbal Agreement, PubCo acquired PrivCo’s blockchain gateway and payment system business, point of sale system business, delivery business and kiosk business, and bank and merchant accounts, as well as all intellectual property related thereto (the “GreenBox Business”). As consideration for the GreenBox Business, on April 12, 2018, PubCo assumed PrivCo’s liabilities that had been incurred in the normal course of the GreenBox Business (collectively, the “GreenBox Acquisition”).

For accounting and reporting purposes, PubCo deemed the GreenBox Acquisition a “Reverse Acquisition” with PrivCo designated the “accounting acquirer” and PubCo designated the “accounting acquiree.”

Name Change

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

The balance sheets and certain comparative information as of December 31, 2018 are derived from the audited financial statements and related notes for the year ended December 31, 2018 (“2018 Annual Financial Statements”), included in the Company’s 2018 Annual Report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the 2018 Annual Financial Statements.

Basis of Presentation and Consolidation

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

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

Going Concern

As of March 31, 2019, the Company had cash and cash equivalents of $0, has incurred a net loss of $1,300,995 for the three months ended March 31, 2019, and has accumulated a deficit of $3,333,590. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Additionally, as the GreenBox ecosystem grows, substantially larger volumes of working capital financing will be required to support our platform’s growth.

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

The Company therefore filed, on February 7, 2020, an amended 10-K (“Amended 10-K”) to the Company’s audited financial statements for the year ended December 31, 2018, contained in the Company’s Annual Report on Form 10-K, originally filed with the SEC on April 16, 2019 (the “2018 Report”) to restate the Company’s financial statements and revise related disclosures. As a substantial part of the Amended 10-K was amended and/or restated, the Company presented the entire text of the 2018 Report, as amended and/or restated by the Amended 10-K. Readers should therefore read and rely only on the Amended 10-K in lieu of the original 2018 Report.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Cash, Cash Equivalents and Restricted Cash

The Company’s cash, cash equivalent and Restricted cash represents the following:

●

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has cash equivalents of $0 and $45,854, excluding cash held for settlement liabilities, as of March 31, 2019 and December 31, 2018, respectively.

●

Restricted Cash – The Company’s technology enables transactional blockchain ledger to instantly reflect all transactions details. The final cash settlement of each transaction is subject to the gateway policies. This final disposition takes days to weeks to complete in accordance with these policies. Each policy is an integral part of the transactional contracts between the Company, its Independent Sales Organizations (ISOs), its agents, and the merchant clients. While the ledger reflects a held balance for the merchant, in reserve or payment in arears, the Company holds funds in a trust account as cash deemed restricted. The Company’s books reflect such restricted cash as a restricted cash and trust accounts, and the sum balance due to merchants and ISOs as settlement liabilities.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31, 2019	March 31, 2018

Cash and cash equivalents	$-	$1,088,758
Restricted cash	119,589	-

Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$119,589	$1,088,758

Cash Due from Gateways and Payment Processing Liabilities

The Company’s primary source of revenues continues to be payment processing services for its merchant clients. When such merchant makes a sale, the process of receiving the payment card information, engaging the banks for transferring the proceeds to the merchant’s account via digital gateways, and recording the transaction on a blockchain ledger are the activities for which the Company gets to collect fees.

In 2019 the Company utilized several gateways. The gateways have strict guidelines pertaining to scheduling of the release of funds to merchants based on several criteria, such as return and chargeback history, associated risk for the specific business vertical, average transaction amount and so on. In order to mitigate processing risks, these policies determine reserve requirements and payment in arear strategy. While reserve and payment in arear restrictions are in effect for a merchant payout, the Company records gateway debt against these amounts until released.

Therefore, the total gateway balances reflected in the Company’s books represent the amount owed to the Company for processing – these are funds from transactions processed and not yet distributed.

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were $13,006 and $13,231 for the three months ended March 31, 2019 and 2018, respectively.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs, which are expensed as incurred, are primarily comprised of costs and expenses for salaries and benefits for research and development personnel, outsourced contract services, and supplies and materials costs. Research and development expenses were $103,922 and $57,821 for the three months ended March 31, 2019 and 2018, respectively.

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

●

Payment processing revenue is based on a percentage of each transaction’s value and/or upon fixed amounts specified per each transaction or service and is recognized as such transactions or services are performed.

●	Licensing revenue is paid in advance and is recorded as unearned income, which is amortized monthly over the period of the licensing agreement.
●	Equipment revenue is generated from the sale of POS products, which is recognized when goods are shipped.

Property and Equipment

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

Fair Value of Financial Instruments

The Company utilizes ASC 820-10, Fair Value Measurement and Disclosure, for valuing financial assets and liabilities measured on a recurring basis. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments consisted of cash, accounts payable and accrued liabilities, advances to due to or from affiliated companies, notes payable to officers.  The estimated fair value of cash, accounts payable and accrued liabilities, due to or from affiliated companies, and notes payable approximates its carrying amount due to the short maturity of these instruments.

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

March 31, 2019	Level 1	Level 2	Level 3

Derivative liability	$-		$587,978

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings Per Share

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings/loss per share is the same as the basic earnings/loss per share for the three months ended March 31, 2019 and 2018, as there are no potential shares outstanding that would have a dilutive effect.

Leases

Prior to January 1, 2019, the Company accounted for leases under Accounting Standards Codification (ASC) 840, Accounting for Leases. Effective from January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases

On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. ASC 842 requires that lessees recognize right of use assets and lease liabilities calculated based on the present value of lease payments for all lease agreements with terms that are greater than twelve months.

ASC 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statement of operations and statement of cash flows. ASC 842 supersedes nearly all existing lease accounting guidance under GAAP issued by the Financial Accounting Standards Board (“FASB”) including ASC Topic 840, Leases.

For operating leases, we calculated right of use assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the IBR as of that date.

The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use assets and operating lease liabilities of liabilities of $307,531 and $309,677, respectively as of March 31, 2019. The difference between the operating lease ROU assets and operating lease liabilities at transition represented tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Updates

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with prior GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike prior GAAP—which required only finance (formerly capital) leases to be recognized on the balance sheet—the new ASU requires both types of leases to be recognized on the balance sheet. The ASU took effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This standard can be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes certain practical expedients that an entity may elect to apply, including an election to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which make improvements to Accounting Standards Codification (“ASC”) 842 and allow entities to not restate comparative periods in transition to ASC 842 and instead report the comparative periods under ASC 840.

The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use assets and operating lease liabilities of liabilities of $307,531 and $309,677, respectively as of March 31, 2019. The difference between the operating lease ROU assets and operating lease liabilities at transition represented tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The standard removes, modifies, and adds certain disclosure requirements for fair value measurements. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. While the Company is currently in the process of evaluating the effects of this standard on the consolidated financial statements, the Company plans to adopt ASU No. 2018-13 in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and expects the impact from this standard to be immaterial.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company’s accounting for the service element of a hosting arrangement that is a service contract is not affected by the proposed amendments and will continue to be expensed as incurred in accordance with existing guidance. This standard does not expand on existing disclosure requirements except to require a description of the nature of hosting arrangements that are service contracts. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively or retrospectively. The Company plans to adopt the updated disclosure requirements of ASU No. 2018-15 prospectively in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and expects the impact from this standard to be immaterial.

Other recently issued accounting updates are not expected to have a material impact on the Company’s Interim Financial Statements.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

3.	REVERSE ACQUISITION

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

The value of the assets acquired and liabilities assumed was $843,694 and $589,078, respectively, on April 12, 2018. Exclusions from the Agreement included shares in PubCo held by PrivCo, which remain a PrivCo asset, and $185,000 of a $300,000 convertible promissory note issued by PrivCo.

The following is the purchase price allocation on April 12, 2018:

April 12, 2018

Cash and Cash Equivalents	$752,393
Customer Accounts	83
Inventory	56,988
Security Deposits	3,990
Fixed Assets, net	17,697
Prepaid Expense	12,543

Assets Acquired	843,694

Total Consideration – Liabilities Assumed	589,078

Gain on Bargain Purchase	$254,616

This acquisition resulted in a “Gain on Bargain Purchase” for PubCo because the fair value of assets we acquired exceeded the total of the fair value of consideration we paid by $254,616. However, as we deemed the acquisition a Reverse Acquisition for accounting purposes, the $254,616 gain was rerecorded and presented as Paid in Capital within our Consolidated Balance Sheet on the date of acquisition. The operating results of the GreenBox Business for the period from April 12, 2018 going forward have been included in the Company’s Consolidated Statements of Operations. The Company did not incur a significant amount in transaction costs in connection with the acquisition, but any and all costs were expensed as incurred and are included within the Consolidated Statement of Operations.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

4.	SETTLEMENT PROCESSING

The Company’s proprietary blockchain-based technology serves as the settlement engine for all transactions within the Company’s ecosystem. The blockchain ledger provides a robust and secure platform to log immense volumes of immutable transactional records in real time. Generally speaking, blockchain is a distributed ledger that uses digitally encrypted keys to verify, secure and record details of each transaction conducted within an ecosystem. Unlike general blockchain-based systems, GreenBox uses proprietary, private ledger technology to verify every transaction conducted within the GreenBox ecosystem. The verification of transaction data comes from trusted partners, all of whom have been extensively vetted by us.

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

The table below shows the status of transaction settlements:

	March 31, 2019	December 31, 2018
Settlement Processing Assets:
Cash held for settlements	$119,589	$239,124
Cash due from gateways	781,794	291,112
Amount due from gateways and merchants – hold and fees	611,934	-
Chargeback allowances (1)	-	(134,638)
Reserves (2)	1,374,890	474,224
Total before allowance for uncollectable	2,888,207	869,822
Allowance for uncollectable – hold and fees	(731,523)	-
Total – settlement processing assets	$2,156,684	$869,822

Settlement Processing Liabilities:
Settlement liabilities to merchants	2,888,207	786,425
Settlement liabilities to ISOs	-	107,342
Refund allowances (3)	-	(28,681)
Totals	$2,888,207	$865,086

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

(3) The Refund Allowance shown in the table above reflects our estimate of potential refunds that may be realized in 2019, which are connected to sales transactions that occurred in 2018. The allowance decreases the amount that GreenBox owes to Merchants using the Company’s proprietary ecosystem. In 2019, the actual dollar amount of refunds with be reconciled with allowances.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

5.	CASH DUE FROM GATEWAYS

Cash due from gateways consisted of the following:

	March 31, 2019	December 31, 2018

Cash due from Gateways	$781,794	$291,112
Amount due from gateways and merchants – hold and fees	611,934	-
Reserves (2)	1,374,890	474,224

Total cash due from gateways	2,768,618	765,336
Chargeback Allowances (1)	-	(134,637)
Allowance of uncollectable – hold and fees	(611,934)	-

Total cash due from gateways, net	$2,156,684	$630,699

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

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2019	December 31, 2018

Computers	$19,041	$15,285
Furniture	26,932	4,919
Kiosks	12,750	12,750
Vehicles	4,578	4,578

Total property and equipment	63,301	37,532
Less: Accumulated depreciation	(9,657)	(6,817)

Total property and equipment, net	$53,644	$30,715

Depreciation expense was $2,840 and $863 for the three months ended March 31, 2019 and 2018, respectively.

7.	PAYMENT PROCESSING LIABILITIES, NET

Payment processing liabilities consisted of the following:

	March 31, 2019	December 31, 2018

Settlement liabilities to merchants	$2,888,207	$786,425
Settlement liabilities to ISOs	-	107,342

Total processing liabilities	2,888,207	893,767
Refund allowances	-	(28,681)

Total payment processing liabilities	$2,888,207	$865,086

The Refund Allowance shown in the table above reflects our estimate of potential refunds that may be realized in 2019, which are connected to sales transactions that occurred in 2018. The allowance decreases the amount that GreenBox owes to Merchants using our proprietary ecosystem. In 2019, the actual dollar amount of refunds with be reconciled with our allowance.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

8.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	March 31, 2019	December 31, 2018

March 11, 2019 ($500,000) – 8% one-time interest charge with outstanding principal and interest due October 6, 2019.	$500,000	$-
December 27, 2018 ($150,000) – 12% interest per annum paid quarterly with outstanding principal and remaining interest due December 12, 2019.	150,000	150,000
December 13, 2018 ($83,000) – 10% interest per annum with outstanding principal and interest due December 13, 2019.	-	83,000
November 26, 2018 ($200,000) – 12% interest per annum with outstanding principal and interest due November 26, 2019.	200,000	200,000
September 27, 2018 ($53,000) – 10% interest per annum with outstanding principal and interest due September 27, 2019.	-	53,000
August 6, 2018 ($253,000) – 10% interest per annum with outstanding principal and interest due August 6, 2019.	-	253,000
March 15, 2018 ($300,00) – 12% interest per annum with outstanding principal and interest due March 15, 2019.	-	107,500

Total convertible notes payable	$850,000	$846,500

Vista Capital Investments, LLC - $500,000 (original received $375k)

On March 11, 2019, PubCo issued a convertible promissory note for $500,000 to Vista Capital Investments, LLC (“Vista”) (the “Vista Note”), due October 6, 2019 (the “Maturity Date”). The Vista Note incurred a onetime interest charge of 8%, which was recorded at issuance, and was due upon repayment of the Vista Note. The Vista Note included an original issue discount of $125,000, netting the balance received by PubCo from Vista at $375,000. The Vista transaction included commitment fees, which took the form of an obligation by PubCo to issue Vista 25,0000 shares and a four-year warrant to purchase 125,000 shares (the “Commitment Shares”) which are only provided in the event of default. Upon the occurrence of an event of default, as defined in the Vista Note, the conversion price shall become equal to a 65% of the lowest traded price for the Company’s common stock in the 25 consecutive trading days preceding the notice of conversion and the balance due shall be multiplied by 130% (the “Default Provision”). The Vista Note’s principal and interest were due to be paid October 6, 2019.

The Company and Vista amended the convertible debt agreement as follows:

●

First Amendment – On or about October 16, 2019, the parties amended the Vista Note to extend the Maturity Date to November 6, 2019, reduce the principal and interest due to $464,625 and cancel the Commitment Shares.

●

Second Amendment – On or about December 11, 2019, the parties agreed to a second amendment of the Vista Note, which extended the Maturity Date to January 15, 2020, required the Company to make a one-time payment of $10,000, changed the principal and interest balance due to $487,858, and waived Vista’s default rights through January 15, 2020. On January 22, 2020, Vista issued a default notice to the Company, which included an increase in the balance due to $634,213.

●

Third Amendment – On or about January 28, 2020, the parties agreed upon a third amendment to the Vista Note, which extended the Maturity Date to February 29, 2020, reduced the principal and interest due to $482,856 and required the Company to make a one-time $20,000 payment on or before January 29, 2020, of which $5,000 is to be applied to principal due. All other terms of the note remain in full force and effect.

The Vista Note has matured as of March 31, 2019. The Company has defaulted on the Vista Note and subsequently the Vista Note has not been extended. The Company is currently negotiating with Vista on extension of the Vista Note.

Saskatchewan Ltd – $150,000

On December 27, 2018, PubCo issued a convertible promissory note for $150,000 to Saskatchewan Ltd (“Sask”) (the “Sask Note”). The note incurs interest at 12% per year, paid quarterly, in advance. The outstanding principal and any remaining interest are due December 12, 2019. The note includes a conversion feature where, beginning six months after the issuance date, at which time the lender may convert all or a portion of the outstanding principal and any accrued interest balance into shares of PubCo’s common stock at a discounted rate of 50%. This note holder issued a notice of conversion to the Company on June 27, 2019 to convert the outstanding principal into 2,307,692 shares of the Company’s stock. The shares were subsequently issued to Sask on August 14, 2019.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

8.	CONVERTIBLE NOTES PAYABLE (continued)

Power Up Lending Ltd

On August 6, 2018, the Company entered into a Securities Purchase Agreement with Power Up Lending Up Ltd (“PULG”) under which PULG agreed to issue notes of up to $1,500,000 in aggregate over twelve months at the discretion of PULG (the “PULG SPA”). Under this agreement, the Company issued the following convertible notes:

●	PULG – $253,000

On August 6, 2018, the Company issued a convertible note for $253,000 to PULG, with a net $250,000 received by the Company. The note incurs interest at 10% per year and the outstanding principal and accrued interest are due August 6, 2019. The note includes a conversion feature where, beginning 180 days after the issuance date, at which time the lender may convert all or a portion of the outstanding principal and accrued interest balance into shares of the Company’s common stock at a discounted rate of 65%. The Company incurred $3,000 in financing fees associated with the loan. The Company paid this note on January 30, 2019, at which time it repaid the principal, accrued interest and an early repayment penalty of $93,333, which was recorded as interest expense.

●	PULG – $53,000

On September 27, 2018, the Company issued a convertible note for $53,000 to PULG, with a net $50,000 received by the Company. The note incurs interest at 10% per year and the outstanding principal and accrued interest are due September 27, 2019. The note includes a conversion feature where, beginning 180 days after the issuance date, at which time the lender may convert all or a portion of the outstanding principal and accrued interest balance into shares of the Company’s common stock at a discounted rate of 65%. The Company incurred $3,000 in financing fees associated with the loan. The Company paid this note on March 13, 2019, at which time it repaid the principal, accrued interest and an early repayment penalty of $19,378, which was recorded as interest expense.

●	PULG – $83,000

On December 13, 2018, PubCo issued a convertible note for $83,000 to PULG, with a net $80,000 received by PubCo. The note incurs interest at 10% per year and the outstanding principal and accrued interest are due December 13, 2019. The note includes a conversion feature where, beginning 180 days after the issuance date, at which time the lender may convert all or a portion of the outstanding principal and accrued interest balance into shares of the PubCo’s common stock at a discounted rate of 65%. PubCo incurred $3,000 in financing fees associated with the loan. The Company paid this note on March 13, 2019, at which time it repaid the principal, accrued interest and an early repayment penalty of $17,005, which was recorded as interest expense.

RB Cap – $200,000

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

RB Cap – $300,000

On or about March 15, 2018, PrivCo issued a twelve-month, $300,000 convertible promissory note to RB Capital Partners (“RB Cap”), with an interest rate of 12% per annum (“RB Cap 300K Note”). The note’s convertibility feature commenced six months after the note’s issuance, at a conversion rate of $0.001 per share of the Company’s common stock. Under the terms of the Agreement which memorialized the Verbal Agreement, we assumed the note, however, PrivCo agreed to pay $185,000 of the principal balance due on this note. On or about June 8, 2018, PrivCo transferred 440,476 restricted shares of Common Stock from the Control Block, with a market value of $185,000, to a purported designee of RB Cap, as a payment of principal of the note. Subsequently, RB Cap disputed the reduction in principal and subsequently, and we, along with PrivCo, disputed whether these shares should have been issued by PrivCo, and sought their return. On or about October 23, 2018, we issued 7,500,000 newly issued, restricted shares of our stock to RB Cap, in repayment of $7,500 of the RB Cap $300,000 Note. Subsequently, we disputed whether these shares should have been issued to RB Cap. As of December 31, 2018, our recorded principal balance for the note was $107,500 and accrued interest on the note was $15,880. On or about March 13, 2019, we issued a final cash payment towards the RB Cap 300K Note of approximately $126,092 (the “Payoff Funds”). However, RB Cap contested the amount of the Payoff Funds. (See Section C. Legal Matters below, under Note 12 – Subsequent Events).

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

9.	DERIVATIVE LIABILITY

Derivative liability consisted of the following:

	March 31, 2019	December 31, 2018

Beneficial conversion feature – convertible debt	$587,978	$-

Total derivative liability	$587,978	$-

On March 11, 2019, PubCo issued a convertible promissory note for $500,000 to Vista Capital Investments, LLC (“Vista”) (the “Vista Note”), due October 6, 2019 (the “Maturity Date”). The Vista Note incurred a onetime interest charge of 8%, which was recorded at issuance, and was due upon payback of the Vista Note. The Vista Note included an original issue discount of $125,000, netting the balance received by PubCo from Vista at $375,000. The Vista transaction included commitment fees, which took the form of an obligation by PubCo to issue Vista 25,0000 shares and a four-year warrant to purchase 125,000 shares (the “Commitment Shares”) which are only provided in the event of default. Upon the occurrence of an event of default, as defined in the Vista Note, the conversion price shall become equal to a 65% of the lowest traded price for the Company’s common stock in the 25 consecutive trading days preceding the notice of conversion and the balance due shall be multiplied by 130% (the “Default Provision”).

Derivative financial instruments, as defined in ASC 815, “Accounting for Derivative Financial Instruments and Hedging Activities”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

Based on ASC 815, the Company determined that the convertible debt contained embedded derivatives and valued the derivative using the Black-Scholes method. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates (such as volatility, estimated life and interest rates) that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results will reflect the volatility in these estimate and assumption changes.

The Company performs valuation of derivative instruments at the end of each reporting period. The fair value of derivative instruments is recorded and shown separately under current liabilities as these instruments can be converted anytime. Changes in fair value are recorded in the consolidated statement of income under other income (expenses).

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

10.	INCOME TAXES

The Company did not have income tax provision (benefit) due to net loss and deferred tax assets having a full valuation allowances as of and for the three months ended March 31, 2019 and 2018.

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 21% to earnings before income taxes, as follows:

	Three Months Ended March 31,
	2019	2018

Book income at statutory rate	21.00%	21.00%
Others	0%	-0.80%
Change in Valuation Allowance	-21.00%	-20.14%

Effective income tax rate	0%	0.06%

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	March 31, 2019	December 31, 2018

Deferred tax assets (liabilities):
Charitable contributions	$-	$(3,700)
Unearned revenue	-	(75,600)
Depreciation	-	(26,300)
Net operating loss carryforward	273,209	612,800

Total deferred tax assets, net	273,209	507,200
Valuation allowance	(273,209)	(507,300)

Net deferred tax assets (liabilities)	$-	$(100)

The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of March 31, 2019, the Company had federal and California net operating loss carryforwards of approximately $1.5 million. The federal and California net operating loss carryforwards will expire at various dates from 2026 through 2028; however, $1.5 million of the Federal operating loss does not expire and will be carried forward indefinitely.

As of March 31, 2019 and December 31, 2018, the Company maintained full valuation allowance for net operating loss carryforward deferred tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated federal income tax returns are open for years 2016 and after, and state and local income tax returns are open for years 2015 and after.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

11.	EQUITY TRANSACTIONS

The Company issued the following common shares:

●	On or about May 10, 2019, PubCo issued 10,000 shares to a non-affiliated legal consultant for services rendered.
●

On or about June 18, 2019, PubCo issued a total of 850,000 shares to nine PubCo employees as performance bonuses. The shares were fully vested upon issuance and worth $0.10 per share, at closing, on the day of issuance.

●	On or about August 14, 2019, PubCo issued 2,307,692 shares to a lender, that chose to convert a $150,000 promissory note at a 50% discount into shares of PubCo.
●	On or about August 14, 2019, PubCo issued 1,085,000 shares to PrivCo, as repayment of shares inadvertently transferred by PrivCo to third parties on behalf of PubCo as follows
o

On or about December 27, 2018, PrivCo inadvertently transferred 1,000,000 restricted PubCo shares, with a market value of $150,000, which money was deposited into PrivCo’s bank accounts (control of which bank accounts were shared by PubCo and PrivCo from April 12, 2018 through approximately December 31, 2018).

o	On or about January 4, 2019, PrivCo inadvertently transferred 50,000 restricted PubCo shares to a non-affiliated service provider to PubCo for services rendered to PubCo.
o	On or about January 4, 2019, PrivCo inadvertently transferred 35,000 PubCo shares of to a non-affiliated service provider to PubCo for services rendered to PubCo.

12.	RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Related Party Employees and Employee Entity:

Dan Nusinovich – The Company hired Dan Nusinovich on or about February 19, 2018 as the Company’s Development and Testing Manager. Dan is the brother of Fredi Nisan, our CEO and Director. Subsequently, the Company entered into a Referral Commission Agreement with Dan in November 2018, which expired November 2019, under which Dan is to receive 10% for new business resulting from his direct introductions. To date, no new business has been generated by Dan, thus Dan has not been paid under the Referral Agreement. On or about June 18, 2019, the Company issued 160,000 restricted shares to Dan, who was one of nine employees to receive a performance bonus in stock on this day. The shares were fully vested upon issuance and worth $16,000 at closing, on the day of issuance. The Company currently pays Dan approximately $96,000 per year.

Liron Nusinovich – The Company hired Liron Nusinovich on or about July 16, 2018 as our Risk Analyst. Liron is the brother of Fredi Nisan, our CEO and Director. On or about June 18, 2019, the Company issued 110,000 restricted shares to Liron, who was one of nine employees to receive a performance bonus in stock on this day. The shares were fully vested upon issuance and worth $11,000 at closing, on the day of issuance. The Company currently pays Liron approximately $92,000 per year.

Pop N Pay, LLC – In addition to his employment with the Company, Dan Nusinovich owns 100% of Pop N Pay, LLC (“PNP”), a Delaware registered limited liability company, that he formed on August 20, 2018. During the late summer of 2018, when both market opportunity and demand necessitated opening additional bank accounts to support our payment processing products and services, we turned to PNP to open new accounts, as a trustee, on our behalf. For his assistance, Dan, through his ownership of PNP, received approximately $3,000 (in addition to Dan’s salary) in early 2019, for services rendered in the fourth quarter of 2018.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

12.	RELATED PARTY TRANSACTIONS (continued)

●	Related Party Entities:

IPX Referral Payments, LLC – Pouya Moghavem, an employee since August 1, 2018, owns 25% of IPX Referral Payments, LLC (“IPX”). In addition to the $5,000 monthly salary we pay Moghavem, the Company entered into a Referral Agreement with IPX wherein the Company agreed to compensate IPX for referrals, which subsequently become the Company’s customer. For the three months ended March 31, 2019 and 2018, IPX did not earn any commissions. Additionally, in or about October 2018, IPX provided GreenBox with a merchant trust account in Mexico through Affinitas Bank, one of the Gateways that process payment transactions on the Company’s behalf. The Company did not pay IPX for this service, however, IPX reported that Affinitas paid IPX approximately $1,830.

RB Capital – Because PrivCo agreed to sell RB Cap 4% of PrivCo in January 2018, which currently purportedly gives RB Cap a claim to approximately six million PubCo shares, RB Cap is deemed an affiliated Party. In March 2018, PrivCo issued a $300,000 convertible promissory note to RB Cap, the balance of which PubCo assumed when we acquired the GreenBox Business from PrivCo. On November 26, 2018, we issued a $200,000 convertible promissory to RB Cap. Subsequently, RB Cap and GreenBox disputed the implications of the share purchase and promissory notes. The implications of this ownership and RB Cap’s claim to PubCo shares are in dispute, which became the subject of a lawsuit with RB Cap (see Legal Matters under Subsequent Events). This was settled on February 27, 2020.

America 2030 Capital Limited and Bentley Rothschild Capital Limited – On or about July 30, 2018, Nisan and Errez, the sole officers and directors of PubCo, and the majority owners of PrivCo, each entered into a separate Master Loan Agreement (each an "MLA"): Errez with America 2030 Capital Limited (“America 2030”) and Nisan with Bentley Rothschild Capital Limited ("Bentley"), a company affiliated with America 2030, both located in Nevis, West Indies. Each MLA was for a $5,700,000 loan, at 5.85% interest, maturing in ten years. Per the MLA’s terms, Nisan and Errez caused PrivCo to transfer 1,600,000 PubCo shares, valued at $2,144,000 at close of trading on the day of issuance, as "Transferred Collateral" from the Control Block (not a new issuance by PubCo) to Bentley (although both contracts acknowledge receipt of 1.6 million shares, there was only was transference of 1.6 million shares). The transfer occurred on or about August 1, 2018. To date, there has been no funding under either of the MLAs. Subsequently, both Nisan and Errez received constitutive notice, regarding arbitration of an alleged breach of their respective MLAs. As of March 31, 2020, both parties have abandoned the matter and no further action was required by either party.

●	Kenneth Haller and the Haller Companies

Kenneth Haller (“Haller”) became the Company’s Senior Vice President of Payment Systems in November 2018. The Company began working indirectly with Haller earlier in 2018, both individually and through our relationship with MTrac Tech Corporation (“MTrac”), which in turn has business relationships with Haller. Haller brings considerable advantages to the Company’s platform development and business development efforts and capabilities, including transactional business relations and a large network of agents, which the Company believes, are capable of processing $1 billion transactions annually (the “Haller Network”). The Haller Network is an amalgamation of the collective networks of Haller and three companies owned or majority-owned by Haller, which are Sky Financial & Intelligence, LLC (“Sky”), Charge Savvy, LLC, Cultivate, LLC (collectively, the “Haller Companies”), each of which has formalized business relationships with the Company, as well as with some of the Company’s partners, which the Company believes allows the Company to maximize and diversity the Company’s market penetration capabilities. Haller, through Sky, owns controlling interests in Charge Savvy, LLC and Cultivate, LLC, with whom we do business indirectly, through their respective business relationship with MTrac. We also do business directly with Cultivate LLC, through a three-party agreement, which includes us, MTrac and Cultivate.

The following are certain transactions between the Company and the Haller Companies:

o

MTrac Agreement – On or about May 4, 2018, Sky entered into a two year, Associate/Referral Agreement-E-Commerce with MTrac, wherein Sky agreed to promote MTrac’s solution payment platform (which is based on the GreenBox platform) and related services; to provide new sales, sales leads, introductions to merchants and ISOs, and other potential customers of MTrac’s services, for which Sky receives ongoing commissions from all credit card transactions processed as a result of new business generated by Sky for MTrac. Most services provided under this contract are executed by Sky’s majority owned subsidiary, Charge Savvy, LLC (see Charge Savvy, LLC below). The agreement noted MTrac’s license of GreenBox’s payment processing technology and contained terms whereby Sky could (but was not required to) refer certain customers to MTrac in exchange for various referral fees. Sky never referred customers to MTrac, and therefore, did not collect, and is not collecting, any referral fees from MTrac.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

12.	RELATED PARTY TRANSACTIONS (continued)

●	Kenneth Haller and the Haller Companies (continued)

o

Sky Financial & Intelligence, LLC – Haller owns 100% of Sky Financial & Intelligence LLC (“Sky”), a Wyoming limited liability company, and serves as its sole Managing Member. Sky is a strategic merchant services company that focuses on high risk merchants and international credit card processing solutions. In 2018, Sky was using GreenBox’s QuickCard payment system as its main payment processing infrastructure, through Sky’s relationship with MTrac (see Sky - MTrac Agreement above). It was through this successful relationship, that we came to know Haller and the Haller Network. Realizing that the Haller Network and Haller’s unique skill set was highly complementary to our business objectives, we commenced discussions to retain Haller through his consulting firm, Sky, for a senior role, directly responsible for growing GreenBox’s operations. Subsequently, in November 2018, Haller was appointed as our Senior Vice President of Payment Systems, for a monthly consulting fee of $10,000, paid to Sky (“Haller Consulting Fee”). This relationship was referenced in press releases as GreenBox’s “acquisition of Sky MIDs Technologies” (see Sky MIDs below). We accrued and/or paid Haller $55,365 in the quarter ending December 31, 2018, which included $30,000 in consulting fees and $23,365 in travel and relocation expense reimbursement. As our relationship with Haller / Sky is non-exclusive, Haller and the Haller Companies provide services to other companies, including those listed below. Any revenue generated by Haller and/or the Haller Companies through these other relationships is in addition to the Haller Consulting Fee.

§

Charge Savvy, LLC – Sky owns 68.4% of Charge Savvy, LLC (“Charge Savvy”), an Illinois limited liability company. Haller serves as one of three Managing Members of Charge Savvy, along with Higher Ground Capital, LLC (owns 14%), and Jeff Nickel (owns 17.4%). It is through Charge Savvy, that the Haller Network is most visible as part of our operations, as Charge Savvy is the ISO through which revenue generated from Haller Network Agents is processed, under a contract between Sky and MTrac, who in turn, has a contract with us. The three managing members of Charge Savvy own the same percentages of Cultivate (see below), as they do Charge Savvy.

§

Cultivate, LLC – Sky owns 68.4% of Cultivate, LLC (“Cultivate”), an Illinois limited liability company, and serves as one of three Managing Members, along with Higher Ground Capital, LLC (owns 14%), and Jeff Nickel (owns 17.4%). When Cultivate was first formed, it was the licensor of certain proprietary point of sale software, retail point of sale operations, and complementary support of Cultivate’s software and related hardware for on-site credit and debit card processing. Subsequently, Cultivate the entity became exclusively a software provider, ceasing all service and support operations. Eventually certain beneficial aspects of the Cultivate software functionality were integrated into QuickCard, then upgraded and replaced with certain updates. On or about May 4, 2018, Cultivate entered into a two year, Associate/Referral Agreement-E-Commerce with MTrac, wherein Cultivate agreed to promote MTrac’s solution payment platform and related services; to provide new sales, leads, merchants, ISO Agents, and other potential customers of MTrac services, for which Cultivate receives ongoing commissions from all credit card transactions processed as a result of new business generated by Cultivate for MTrac, who in turn has a contract with us. The Associate/Referral Agreement-E-Commerce between Cultivate and MTrac noted MTrac’s license of GreenBox’s payment processing technology, and contained terms whereby Cultivate could (but was not required to) refer certain customers to MTrac in exchange for various referral fees. Cultivate never referred customers to MTrac, and therefore, did not collect, and is not collecting, any referral fees from MTrac.

o

Haller Commissions – Under a verbal agreement in Spring 2018, we offered Haller commissions on any referrals that resulted in new business for the Company (“Haller Commissions”). Under this agreement, Haller introduced us to three merchants who became three of the first merchants to use our system. Under the verbal agreement, we paid Haller commissions from transactions processed by these three merchants, summing to approximately $210 in June 2018, $8,396 in July 2018 and $321 in August 2018. In or about September 2018, we commenced discussions with Haller to join our management team and discontinued paying Haller commissions related to these three merchants.

o

GreenBox, Cultivate and MTrac Agreement – On or about December 17, 2018, PubCo entered into a 5-year exclusive three-party license agreement with MTrac and Cultivate (see Section E. MTrac above). The three Managing Members of Cultivate and Charge Savvy, owning the same percentages in each entity, subsequently decided to collect all revenue through Charge Savvy instead of Cultivate.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

12.	RELATED PARTY TRANSACTIONS (continued)

●	Kenneth Haller and the Haller Companies (continued)

o

Sky Mids –Previous references in press releases issued by PubCo in or about August 2018 regarding a “Sky Mids Acquisition” are references to the non-exclusive working relationship between PrivCo (and subsequently, PubCo) and Sky / Haller. The designation “Sky MIDs” was a colloquial reference to Sky, based upon a Sky-owned and operated website, which is no longer in use. While an acquisition of Sky has not formally been executed, nor have we (nor subsequently, PubCo) executed a formal engagement with Haller nor Sky, previous statements regarding the nature of our relationship with Sky Mids, which include our beliefs in the advantages of this relationship, accurately represent the working relationship between the Company and Sky / Haller.

o

Verbal Agreement – As part of Haller’s remuneration, the Company and Haller have a verbal agreement for Haller to be issued approximately 14 to 18 million shares of the Company’s stock. While a formalized remuneration agreement has not yet been executed as of February 3, 2020, the Company does not foresee the issuance to be dilutive, as PrivCo will likely surrender an equal number of shares to PubCo, as a means of compensating PubCo for the issuance.

The Company did not pay any commissions to Charge Savvy or Cultivate for the three months ended March 31, 2019 and 2018.

13.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has the legal proceedings:

●

MTrac, Global Payout, Inc. and Cultivate Technologies, LLC – On November 25, 2019, five companies (the “Plaintiffs”) filed a complaint against us, MTrac, Global Payout, Inc. and Cultivate Technologies, LLC in the Superior Court of the State of California. The Plaintiffs filed suit to recover processed funds and processing fees alleged to be withheld illegally. This was dismissed by both parties as of March 31, 2019.

●

America 2030 Capital Limited and Bentley Rothschild Capital Limited – On or about October 31, 2018, Nisan and Errez received constitutive notice, regarding arbitration against Nisan, Errez, PrivCo and possibly PubCo, from Bentley Rothschild Capital Limited ("Bentley") and America 2030 Capital Limited (“America 2030”), both located in Nevis, West Indies, and both claiming breach of contract by Nisan and Errez of Nisan and Errez’s respective individual Master Loan Agreements (see Note 7 – Related Party Transactions above) and seeking forfeiture of 1,600,000 PubCo shares that PrivCo had transferred, on or about August 1, 2018, from PrivCo’s Control Shares under the terms of the MLAs. To date, only informal conversational proceedings have ensued.

●

RB Capital Partners, Inc. – On April 24, 2019, RB Cap and related parties (the “RB Cap Parties”) filed a complaint in the San Diego Superior Court against PrivCo, PubCo, Ben Errez and Fredi Nisan (collectively, the “GreenBox Parties”); and on October 1, 2019, the RB Cap Parties filed an amended complaint against the GreenBox Parties alleging claims of fraud, breach of fiduciary duty, breach of contract and other, related claims in the Superior Court for the State of California, County of San Diego. The GreenBox Parties filed a cross-complaint against the RB Capital Parties, alleging claims of fraud, breach of contract, tortious interference, and other, related claims. On or about December 15, 2019, the GreenBox Parties and RB Cap Parties resolved to negotiate a settlement and agreed in principal to settlements terms. The documentation of the settlement terms was underway as of February 3, 2020. This was dismissed by both parties on February 27, 2020.

●

Dahan – Yoram Dahan, Melissa Dahan, Forty8 Ltd., and Trustees of the Melissa H. Dahan Living Trust (collectively, “the Dahan Parties”) were also named by RB Capital in the suit listed in the previous paragraph. On October 31, 2019, the GreenBox Parties filed a cross-complaint against the Dahan Parties, alleging claims of fraud, securities fraud, misrepresentation, promissory estoppel, and other related claims, in the Superior Court for the State of California, County of San Diego. On or about December 15, 2019, the GreenBox Parties and the Dahan Parties resolved to negotiate a settlement and agreed in principal to settlements terms. The documentation of the settlement terms was underway as of February 3, 2020. This was dismissed by both parties on February 27, 2020.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

13.	COMMITMENTS AND CONTINGENCIES (continued)

Legal Proceedings (continued)

●

Withholding Suit – On November 25, 2019, five companies (the “Plaintiffs”) filed a complaint against us, Global Payout, Inc., MTrac Tech Corporation and Cultivate Technologies, LLC (collectively the “Defendants”) in the Superior Court of the State of California. Plaintiffs filed suit to recover processed funds and processing fees alleged to be withheld illegally (collectively, the “Withholding Suit”). Pursuant to a mandatory arbitration clause in the controlling agreement, the parties to the Withholding Suit have agreed to arbitrate their claims. We do not dispute the funds owed; however, we do believe it’s within our rights to hold the funds, per the terms of agreements signed by Plaintiffs. We disagree with any allegations of any wrongdoing and will aggressively defend ourselves against the Withholding Suit. Ideally, we will settle this claim in the near term. While the results of this matter cannot be predicted with certainty, especially at this early stage, we believe that losses, if any, resulting from resolution of this matter will not have a materially adverse effect on operations or cash flow. This was dismissed by both parties subsequently.

Operating Leases

The Company entered into the following operating facility lases:

●

Hyundai Rio Vista – On October 4, 2018, the Company entered into an operating facility lease for its corporate office located in San Diego with 38 months term and with option to renew. The lease started on October 4, 2018 and expires on October 3, 2021

The Company entered into an operating lease for corporate location on October 4, 2018. Rent expense paid under the lease agreements for the three months ended March 31, 2019 was $29,975.

For operating leases, we calculated right of use assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the incremental borrowing rate. The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use asset and operating lease liabilities of $307,531 and $309,677, respectively, as of March 31, 2019. The difference between the operating lease ROU asset and operating lease liabilities at transition represented existing deferred rent expenses and tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

In accordance with ASC 842, the components of lease expense were as follows:

For the three months ended March 31, 2019	Hyundai Rio Vista, Inc.

Operating lease expense	$2,146

Total lease expense	$2,146

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

13.	COMMITMENTS AND CONTINGENCIES (continued)

In accordance with ASC 842, maturities and operating lease liabilities as of March 31, 2019 were as follows:

For the year ended	Hyundai Rio Vista, Inc.

Undiscounted cash flows:
2019	$88,348
2020	110,948
2021	95,026
2022	-
2023	-
2024	-
Thereafter	-
Total undiscounted cash flows	294,322

Discounted cash flows:
Lease liabilities - current	75,632
Lease liabilities - long-term	234,045
Total discounted cash flows	309,677

Difference between undiscounted and discounted cash flows	$15,355

In accordance with ASC 842, future minimum lease payments as of March 31, 2019 were as follows:

For the year ended	Hyundai Rio Vista, Inc.

2019	$96,794
2020	132,601
2021	124,944
2022	-
2023	-
Thereafter	-

Total	$354,339

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

14.	SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Accordingly, the Company did not have any subsequent events that require disclosure other than the following:

●

Formalizing the Reverse Acquisition – On January 4, 2020, PubCo and PrivCo entered into an Asset Purchase Agreement (the “Agreement”), to formalize and memorialize a verbal agreement (the “Verbal Agreement”) entered into on April 12, 2018, by and among PubCo and PrivCo. The Agreement was disclosed in a Form 8-K filed with the Securities and Exchange Commission on January 7, 2020.

●

Product Development, Launch and Sales – In 2019, we commenced a larger deployment of our blockchain-based, payment and ledger system, which we believe was enthusiastically received. As we increased our Independent Sales Organizations (“ISO”) relationships, we were able to on-board clients at an increasing pace, resulting in increasing revenues. As client acquisitions accelerated, we experienced significant growth in payment processing volume through the third quarter of 2019. Servicing our quickly growing customer base required us to grow our “acquiring bandwidth” proportionally. Acquiring bandwidth is the technology nomenclature for the ability to push transactional volume to an accumulation account held by a commercial bank, sponsoring such activity for a company. We work with several acquiring banks, each of which provides this support to us, as well as setting support limits and/or transactional volume limits, for each account. Additionally, each account comes with policies for disbursements and reserves set by each sponsor bank, under which we operate. We then apply these policies, limits and reserve requirements to each of our client accounts. In some cases, we experienced challenging reserve policies from certain acquirers, which in turn created challenging situations for us. Where we couldn’t negotiate more favorable conditions with an acquirer, we formed relations with new acquirers, which better suited our needs. As we grew, it became apparent to us that market demand for our services could be substantial and that we would need to upgrade and reengineer certain technology modules of our acquiring engine. As a result, we scaled back our acquiring capabilities in the fourth quarter of 2019, which allowed us to focus on the technology upgrades. As anticipated, this shift in focus resulted in a reduction of revenues in the fourth quarter. However, we anticipate these upgrades will enable growth acceleration in 2020 and beyond.

●

Kenneth Haller and the Haller Companies / Affiliated Party Transactions – Kenneth Haller (“Haller”) became our Senior Vice President of Payment Systems, a key member of our management team, in November 2018. Haller brings considerable advantages to our platform’s development and our business development efforts and capabilities, including transactional business relations and a large network of agents, which we believe capable of processing $1 billion annually (the “Haller Network”). The Haller Network is an amalgamation of the collective networks of Haller and three companies owned or majority-owned by Haller: Sky Financial & Intelligence, LLC (“Sky”), Charge Savvy, LLC and Cultivate, LLC (collectively, the “Haller Companies”), each of which has formalized business relationships with us, as well as with some of our partners (for example, MTrac), which we believe allows us to maximize and diversify our market penetration capabilities. We pay Haller a monthly consulting fee, through Sky, a company 100% owned by Haller, of $10,000, which was subsequently increased to $16,667 per month commencing September 2019 (“Haller Consulting Fee”). In 2019, we paid Sky consulting fees of $30,000 in the quarter ending March 31, $30,000 in the quarter ending June 30, $36,667 in consulting fees in the quarter ending September 30, and $124,150 in the quarter ending December 31, which included $50,000 in consulting fees and $74,150 in expense reimbursement. In 2019, Sky facilitated $1,397,822 in payments (using our funds) on our behalf during the quarter ending September 30, and similarly $184,056 in the quarter ending December 31. During the quarters ending June 30 and September 30 of 2019, Charge Savvy, a company 68.4% owned by Sky, PubCo POS-related equipment totaling $22,450 and $16,000, respectively.

●

Lawsuit – On November 25, 2019, five companies (the “Plaintiffs”) filed a complaint against us, Cultivate Technologies, LLC (a company 68.4% owned by Sky), Global Payout, Inc. and MTrac Tech Corporation in the Superior Court of the State of California. Plaintiffs filed suit to recover processed funds and processing fees alleged to be withheld illegally (see Withholding Suit in Section C. Legal Matters above).

●

Issuance of Unregistered Securities – PubCo issued the following securities that were not registered under the Securities Act. Except where noted, all the securities stated below were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

o

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

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

14.	SUBSEQUENT EVENTS (continued)

●	Purchase Agreements – The Company entered into the following purchase agreements:
o

West Coast Business Capital, LLC – On or about November 12, 2019, PubCo entered into a Purchase Agreement with West Coast Business Capital, LLC (“West Coast”). Under the terms of the Purchase Agreement, we agreed to sell West Coast $596,000 of future incoming cashflow from the GreenBox Business, to be delivered to West Coast in daily installments of $5,960, for $400,000, from which $16,000 in fees was deducted, providing us with net cash of $384,000. For accounting purposes, we recorded this transaction as a loan of $400,000, with interest of $196,000, which will be repaid over the following four months. Both Nisan and Errez, individually, signed personal guarantees for this Purchase Agreement.

o

Fox Capital Group, Inc. – On or about December 5, 2019, PubCo entered into a Secured Merchant Agreement with Fox Capital Group, Inc. (“Fox”). Under the terms of the Secured Merchant Agreement, we agreed to sell Fox $366,000 of future incoming cashflow from the GreenBox Business, to be delivered to Fox in daily installments of $4,073.33, for $260,000, from which $26,000 in fees was deducted, providing us with net cash of $234,000. For accounting purposes, we recorded this transaction as a loan of $260,000, with interest of $106,000, which will be repaid over the following four months. Both Nisan and Errez, individually, signed personal guarantees for this Secured Merchant Agreement.

o

Complete Business Solutions Group, Inc. – On or about December 9, 2019, PubCo entered into an Agreement for the Purchase and Sale of Future Receivables (the “Purchase and Sale Agreement”) with Complete Business Solutions Group Inc, (“CBSG”). Under the terms of the Purchase and Sale Agreement, we agreed to sell CBSG $240,000 of future incoming cashflow from the GreenBox Business, to be delivered to CBSG in weekly installments of $16,000, for $200,000, from which $35 in fees was deducted, providing us with net cash of $19,965. For accounting purposes, we recorded this transaction as a loan of $200,000, with interest of $40,000, which will be repaid over the following four months. Both Nisan and Errez, individually, signed personal guarantees for this Purchase and Sale Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis or Plan of Operations contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview – Organization and New Name

Organization – GreenBox POS (the “Company” or “PubCo”) was formerly known as ASAP Expo, Inc (“ASAP”), which was incorporated April 10, 2007 under the laws of the State of Nevada. On January 4, 2020, PrivCo and GreenBox POS, a Nevada corporation (“PubCo”) entered into the Agreement to memorialize the Verbal Agreement with PrivCo which was formed on August 10, 2017 (the seller). On April 12, 2018, pursuant to the Verbal Agreement, PubCo acquired PrivCo’s blockchain gateway and payment system business, point of sale system business, delivery business and kiosk business, and bank and merchant accounts, as well as all intellectual property related thereto (the “GreenBox Business”). As consideration for the GreenBox Business, on April 12, 2018, PubCo assumed PrivCo’s liabilities that had been incurred in the normal course of the GreenBox Business (collectively, the “GreenBox Acquisition”). For accounting and reporting purposes, PubCo deemed the GreenBox Acquisition a “Reverse Acquisition” with PrivCo designated the “accounting acquirer” and PubCo designated the “accounting acquiree.”

New Name – On May 3, 2018, PubCo formally changed its name to GreenBox POS LLC, then subsequently changed its name to GreenBox POS on December 13, 2018.

Management Discussion and Analysis

This MD&A section was prepared by the management of GreenBox POS (OTC: GRBX) (“GreenBox”, “GRBX”, the “Company”), in conjunction with the fiscal year ended December 31, 2019 financial activities and as part of the 10-K disclosure. The intent of this section is to discuss the financial activity disclosed from the perspectives of on-going Q1/20 and plans and projections for the remainder of 2020.

Q1/20 signify the return of operations in full scale for the Company. In Q4/2019, the Company invested in research and development, improving its acquiring platform and enabling safer, faster and significantly more scalable services. These technology improvements allow for major new capabilities, including Real Time Payments (RTP), a very sought-after payment feature. This change also reduces the Company COGS. Although the Company saw a decrease in operations in Q4/2019, the improved platform is expected to perform better than its predecessor platform and increase total volumes while increasing profit margins and operating sustainability. The Company returned to ramping up commercial large-scale operations, on-boarding large number of clients, and increasing the Company operational bandwidth to accommodate the needs of its clients. Q1/2020 continues to execute on these management directives.

Management is focused on the following KPI (Key Performance Indices):

KPI	Description
Annual Transactional Processing Volume (ATPV)

The Company plans on processing an amount greater than $1B in FY2020. The Company’s Book of Business exceeds the processing goals for the year. By Q4/2020, the Company projects daily volumes to reach multimillion USD.

Annual Gross Profit Margin (AGPM)	This index matches the Company goals and remains at levels supporting the Company’s financial projections.
Annual Gross Profit (AGP)	At the targeted Annual Transactional Processing Volume goal and targeted Annual Gross Profit Margin, projected Annual Gross Profit is $18-20M for FY2020.
Annual EBITDA	The Company objective is to stay at or above 3% of Total Transactional Volume. At the targeted Annual Transactional Processing Volume goal, the Annual EBITDA equals $18-20M.

[Table 1]

In order to process the targeted ATPV goal, $1B, the Company must be able to process close to $90M/month, or $3M/day, in a consistent fashion. The Company needed to invest further in its core technologies to reach this capacity, a task now completed. The Company now has the required bandwidth and technical capabilities to achieve this goal. The Company projects it will process transactions in volumes greater than $1M/day within Q2/2020 and will ramp up the targeted Average Daily Volumes in Q4/2020. We believe the current operational bandwidth for the Company is virtually unlimited.

KPI	Description
Average Monthly Transaction Count (AMTC)	The Company projects an AMTC of more than 500,000
New Clients Backlog (NCB)

The Company will continue to invest in on-boarding technologies in order to expedite the process and reduce backlog. There are five client statuses: application, KYC, on-boarding, integration, processing. Current backlog of clients at application stage is greater than 2,000. Our goal is to bring the NCB down to 200.

Client Attrition	Current attrition rates are under 5%. Company goal is to reduce it further and keep it under 3%.

[Table 2]

Based on the above and the current traction in Q1/20, the Company is comfortable projecting approximately $18-20M EBITDA in FY20.

The Company owns all the IP rights for operations in its space: tokenizer, gateway, ledger manager and blockchain substrate. Other, supporting patents, such as fraud proofing, on-boarding accelerators, and an all new blockchain implementation, are pending.

With the visibility into the Company’s operation management has at the end of Q1/2020 the Company plans on uplisting to a senior exchange by Q1 of FY21 and does not plan on an artificial stock price increase, such as a reverse split. The current plan is to grow the company organically to the size and value required by the exchange.

The ATPV, Profitability and other major KPIs remain sensitive to regulatory changes global and national economic trends. These will impact and influence the Company’s product line, its potential mergers and acquisitions targets, its joint ventures and the Company’s technology emphasis.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 (Unaudited) Compared to Three Months Ended March 31, 2018 (Unaudited):

	Three Months Ended
	March 31, 2019		March 31, 2018		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue	$967,998	100.0%	$-	0.0%	$967,998	100.0%
Cost of revenue	727,291	75.1%	-	0.0%	727,291	100.0%
Gross profit	240,707	24.9%	-	0.0%	240,707	100.0%

Operating expenses:
General and administrative	495,468	51.1%	260,900	0.0%	234,568	89.91%
Research and development	103,922	10.7%	57,820	0.0%	46,102	79.7%
Advertising and marketing	13,006	1.3%	13,232	0.0%	(226)	-1.7%
Depreciation and amortization	2,840	0.2%	863	0.0%	1,977	229.1%
Total operating expenses	615,236	63.5%	332,815	0.0%	282,421	84.86%

Loss from operations	(374,529)	-38.6%	(332,815)	0.0%	(41,714)	12.5%

Other Income (Expense):
Interest expense	(150,215)	-15.5%	(1,578)	0.0%	(148,637)	9419.3%
Interest expense - Vista convertible note	(188,273)	-19.4%	-	0.0%	(188,273)	0.0%
Derivative expense	(634,766)	-65.6%	-	0.0%	(634,766)	0.0%
Changes in fair value of derivative liability	46,788	4.8%	-	0.0%	46,788	0.0%
Other expense	-	0.0%	(75,000)	0.0%	75,000	-100.0%
Total other income (expense)	(926,466)	-95.7%	(76,578)	0.0%	(849,888)	1109.8%

Loss before provision for income taxes	(1,300,995)	-134.4%	(409,393)	0.0%	(891,602)	209.0%

Provision for income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	$(1,300,995)	-134.4%	$(409,393)	0.0%	$(891,602)	209.0%

Revenue

We did not have any revenue for the three months ended March 31, 2018 compared to $967,998 of revenue for the three months ended March 31, 2019. Throughout 2018, we conducted numerous tests of our products and services, and began to sign up our initial customers. After a soft launch of the GreenBox Network during the last few days of June 2018, when we began processing transactions, we processed approximately $5,100,000 in completed transactions on behalf of merchants. We believe this accomplishment to be indicative of the validity of our proprietary blockchain-based systems, which are the foundation of the GreenBox Network, and indicative of our future potential.

Cost of Goods Sold

Our Cost of Goods Sold (“COGS”) for payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. For the three months ended March 31, 2019, our COGS associated with payment processing was $727,291. Most orders are delivered directly to the customer, without any handling, storage or processing by us. We did not have any COGS for the three months ended March 31, 2018 as we did not have any revenue during that same period.

Operating Expenses

Overall, operating expenses increased for the three months ended March 31, 2019 as the Company ramped up operations.

Non-Operating Expenses

We incurred interest expense related to convertible debt in the amount of $188,273, derivative expense of $634,766, and changes in fair value of derivative liability of a gain of $46,788 for the three months ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from through debt. We ended March 31, 2019 with $119,589 of cash, cash equivalents, and restricted cash compared with $284,978 as of December 31, 2018.

The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2019	2018

Net cash provided by (used in) operating activities	$56,880	$(108,217)
Net cash provided by (used in) investing activities	(25,769)	(12,492)
Net cash provided by (used in) financing activities	(196,500)	1,126,114

Net increase (decrease) in cash	$(165,389)	$1,005,405

Operating Activities – For the three months ended March 31, 2019 and 2018, net cash provided by (used in) operating activities was $56,880 and $(108,217), respectively.

Investing Activities – Cash used in investing activities primarily consisted of purchases of property and equipment.

Financing Activities – Net cash provided by or used in financing activities primarily consisted of borrowings and payments of convertible debt for the three months ended March 31, 2019 and borrowings and payments of convertible debt and proceeds from issuances of common stock of $751,114 for the three months ended March 31, 2018.

CRITICAL ACCOUNTING POLICIES

Our critical accounting estimates are included in our significant accounting policies as described in Note 2 of the consolidated financial statements of this Form 10-Q. Those consolidated financial statements were prepared in accordance with GAAP.  Critical accounting estimates are those that we believe are most important to the portrayal of our financial condition and results of operations. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense. Our estimates are evaluated on an ongoing basis and drawn from historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Actual results may differ from our estimates.  Management believes that the following accounting estimates reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.

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

●

Payment processing revenue is based on a percentage of each transaction’s value and/or upon fixed amounts specified per each transaction or service and is recognized as such transactions or services are performed.

●	Licensing revenue is paid in advance and is recorded as unearned income, which is amortized monthly over the period of the licensing agreement.
●	Equipment revenue is generated from the sale of POS products, which is recognized when goods are shipped.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of March 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENBOX POS (Registrant)

Date: April 7, 2020	By:	/s/ Fredi Nisan
Fredi Nisan Chief Executive Officer (Principal Executive Officer)

Date: April 7, 2020	By:	/s/ Ben Errez
Ben Errez Chairman of the Board and Executive Vice President (Principal Financial Officer and Principal Accounting Office)