Form 10-Q
period 2019-06-30
GreenBox POS
filed 2020-04-09
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Number of shares outstanding of the issuer’s classes of common equity, as of April 1, 2020, was 176,202,055 Shares of Common Stock (One Class)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENBOX POS

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Restated)
	June 30,	December 31,
	2019	2018

ASSETS

Current Assets:
Cash and cash equivalents	$-	$45,854
Restricted cash	1,995,949	239,124
Accounts receivable, net of allowance for bad debt of $0 and $0, respectively	49,998	49,998
Cash due from gateways, net	3,815,060	630,699
Prepaid and other current assets	2,122	37,232
Total current assets	5,863,129	1,002,907

Non-current Assets:
Property and equipment, net	65,893	30,715
Operating lease right-of-use assets, net	282,198	-
Total non-current assets	348,091	30,715

Total assets	$6,211,220	$1,033,622

Current Liabilities:
Accounts payable	$110,388	$127,029
Other current liabilities	24,757	9,401
Accrued interest	79,313	29,871
Payment processing liabilities, net	7,230,013	865,086
Convertible debt	807,500	846,500
Derivative liability	1,000,136	-
Current portion of operating lease liabilities	51,372	-

Total current liabilities	9,303,479	1,877,887
Operating lease liabilities, less current portion	234,045	-
Long-term debt	-	75,000

Total liabilities	9,537,524	1,952,887

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001, 495,000,000 shares authorized, shares issued and outstanding of 167,250,363 and 166,390,363, respectively	167,250	166,390
Common stock - issuable	3,308	1,000
Additional paid-in capital	1,179,272	945,940
Accumulated deficit	(4,676,134)	(2,032,595)
Total stockholders' equity	(3,326,304)	(919,265)

Total liabilities and stockholder's equity	$6,211,220	$1,033,622

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$3,309,747	$114,925	$4,277,745	$114,925

Cost of revenue	3,042,022	17,922	3,768,355	17,922

Gross profit	267,725	97,003	509,390	97,003

Operating expenses:
Advertising and marketing	12,603	91,873	25,609	105,105
Research and development	600,264	105,202	704,186	163,022
Payroll and payroll taxes	309,719	32,381	547,047	37,979
Professional fees	127,473	142,014	307,018	347,352
General and administrative	119,699	129,593	199,252	179,557
Depreciation and amortization	3,615	1,631	6,455	2,494
Total operating expenses	1,173,373	502,694	1,789,567	835,509

Loss from operations	(905,648)	(405,691)	(1,280,177)	(738,506)

Other income (expense):
Interest expense	(24,738)	(84,270)	(174,953)	(85,848)
Interest expense - debt discount	-	-	(188,273)	-
Derivative expense	-	-	(634,766)	-
Changes in fair value of derivative liability	(412,158)	-	(365,370)	-
Asset impairment	-	-	-	(75,000)
Total other expense, net	(436,896)	(84,270)	(1,363,362)	(160,848)

Loss before provision for income taxes	(1,342,544)	(489,961)	(2,643,539)	(899,354)

Income tax provision	-	-	-	-

Net loss	$(1,342,544)	$(489,961)	$(2,643,539)	$(899,354)

Earnings (loss) per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	166,509,363	158,890,363	166,449,863	88,662,960

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock				Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2019	166,390,363	$166,390	1,150,000	$5,500	$1,001,251	$(3,333,590)	(2,160,449)

Common stock and warrants issuable forfeited	-	-	(150,000)	(4,500)	(55,311)	-	(59,811)
	-	-	-	-	-	-
Share issued to employees and vendor	860,000	860	-	-	85,640	-	86,500
	-	-	-	-	-	-
Shares issuable from conversion of convertible debt	-	-	2,307,692	2,308	147,692	-	150,000

Net loss	-	-	-	-	-	(1,342,544)	(1,342,544)

Balance at June 30, 2019	167,250,363	$167,250	3,307,692	$3,308	$1,179,272	$(4,676,134)	$(3,326,304)

	Common Stock				Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2018	158,890,363	$158,890	-	$-	$792,324	$(548,712)	402,502

Common stock issued	-	-	-	-	4,616	-	4,616

Net loss	-	-	-	-	-	(489,961)	(489,961)

Balance at June 30, 2018	158,890,363	$158,890	-	$-	$796,940	$(1,038,673)	$(82,843)

GREENBOX POS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(continued)

	Common Stock				Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2018	166,390,363	$166,390	1,000,000	$1,000	$945,940	$(2,032,595)	(919,265)

Common stock issuable under convertible debt	-	-	25,000	4,500	-	-	4,500

Warrants issuable under convertible debt	-	-	125,000	-	55,311	-	55,311

Common stock and warrants issuable forfeited	-	-	(150,000)	(4,500)	(55,311)	-	(59,811)

Share issued to employees and vendor	860,000	860	-	-	85,640	-	86,500

Shares issuable from conversion of convertible debt	-	-	2,307,692	2,308	147,692	-	150,000

Net loss	-	-	-	-	-	(2,643,539)	(2,643,539)

Balance at June 30, 2019	167,250,363	$167,250	3,307,692	$3,308	$1,179,272	$(4,676,134)	$(3,326,304)

	Common Stock				Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2017	14,445,363	$14,445	-	$-	$185,655	$(139,319)	$60,781

Common stock issued	144,445,000	144,445	-	-	611,285	-	755,730

Net loss	-	-	-	-	-	(899,354)	(899,354)

Balance at June 30, 2018	158,890,363	$158,890	-	$-	$796,940	$(1,038,673)	$(82,843)

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(2,643,539)	$(899,354)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	6,456	2,494
Noncash lease expense	3,219	-
Stock compensation expense	85,640	-
Interest expense - warrants issued under convertible debt	188,273	-
Derivative expense	634,766	-
Changes in fair value of derivative liability	365,370	-

Changes in assets and liabilities:
Other receivable, net	-	(96,243)
Prepaid and other current assets	35,110	(55,219)
Cash due from gateways, net	(3,184,361)	(22,969)
Accounts payable	(39,054)	31,362
Other current liabilities	15,356	6,259
Accrued interest	9,442	11,588
Deferred revenue	-	360,000
Payment processing liabilities, net	6,364,927	21,403
Net cash provided by (used in) operating activities	1,841,605	(640,679)

Cash flows from investing activities:
Purchases of property and equipment	(41,634)	(23,676)
Net cash used in investing activities	(41,634)	(23,676)

Cash flows from financing activities:
Borrowings from convertible debt	482,500	190,000
Repayments on convertible debt	(496,500)	-
Repayment on long-term debt	(75,000)	-
Proceeds from issuances of common stock	-	755,730
Net cash provided by (used in) financing activities	(89,000)	945,730

Net increase in cash, cash equivalents, and restricted cash	1,710,971	281,375

Cash, cash equivalents, and restricted cash – beginning of period	284,978	83,353

Cash, cash equivalents, and restricted cash – end of period	$1,995,949	$364,728

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$125,511	$85,848
Income taxes	$800	$-

Non-cash financing activities:
Convertible debt conversion to common stock	$(150,000)	$-

 The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Going Concern

As of June 30, 2019, the Company had cash and cash equivalents of $1,995,949, has incurred a net loss of $2,643,539 for the six months ended June 30, 2019, and has accumulated a deficit of $4,676,134. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Additionally, as the GreenBox ecosystem grows, substantially larger volumes of working capital financing will be required to support our platform’s growth.

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

Cash, Cash Equivalents and Restricted Cash

The Company’s cash, cash equivalent and Restricted cash represents the following:

●

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has cash equivalents of $0 and $45,854, excluding cash held for settlement liabilities, as of June 30, 2019 and December 31, 2018, respectively.

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

	June 30, 2019	June 30, 2018

Cash and cash equivalents	$-	$364,728
Restricted cash	1,995,949	-

Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$1,995,949	$364,728

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were $12,603 and $91,873 for the three months ended June 30, 2019 and 2018, respectively, and $25,609 and $105,105 for the six months ended June 30, 2019 and 2018, respectively.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs, which are expensed as incurred, are primarily comprised of costs and expenses for salaries and benefits for research and development personnel, outsourced contract services, and supplies and materials costs. Research and development expenses were $600,264 and $105,202 for the three months ended June 30, 2019 and 2018, respectively, and $704,186 and $163,022 for the six months ended June 30, 2019 and 2018, respectively

Revenue Recognition

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

June 30, 2019	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$1,000,136

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings Per Share

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings/loss per share is the same as the basic earnings/loss per share for the three and six months ended June 30, 2019 and 2018, as there are no potential shares outstanding that would have a dilutive effect.

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

The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use assets and operating lease liabilities of liabilities of $282,198 and $285,417, respectively as of June 30, 2019. The difference between the operating lease ROU assets and operating lease liabilities at transition represented tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Updates

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

The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use assets and operating lease liabilities of liabilities of $282,198 and $285,417, respectively as of June 30, 2019. The difference between the operating lease ROU assets and operating lease liabilities at transition represented tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

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

The value of the assets acquired and liabilities assumed was $843,694 and $589,078, respectively, on April 12, 208. Exclusions from the Agreement included shares in PubCo held by PrivCo, which remain a PrivCo asset, and $185,000 of a $300,000 convertible promissory note issued by PrivCo.

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

The table below shows the status of transaction settlements:

	June 30, 2019	December 31, 2018
Settlement Processing Assets:
Cash held for settlements	$1,995,949	$239,124
Cash due from gateways	460,882	291,112
Amount due from gateways and merchants – hold and fees	1,419,004	-
Chargeback allowances (1)	-	(134,638)
Reserves (2)	3,354,178	474,224
Total before allowance for uncollectable	7,230,013	869,822
Allowance for uncollectable – hold and fees	(1,419,004)	-
Total – settlement processing assets	$5,811,009	$869,822

Settlement Processing Liabilities:
Settlement liabilities to merchants	7,230,013	786,425
Settlement liabilities to ISOs	-	107,342
Refund allowances (3)	-	(28,681)
Totals	$7,230,013	$865,086

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

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

5.	CASH DUE FROM GATEWAYS

Cash due from gateways consisted of the following:

	June 30, 2019	December 31, 2018

Cash due from Gateways	$460,882	$291,112
Amount due from gateways and merchants – hold and fees	1,419,004	-
Reserves (2)	3,354,178	474,224

Total cash due from gateways	5,234,064	765,336
Chargeback Allowances (1)	-	(134,637)
Allowance of uncollectable – hold and fees	(1,419,004)	-

Total cash due from gateways, net	$3,815,060	$630,699

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

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2019	December 31, 2018

Computers and equipment	$32,047	$15,285
Furniture	29,791	4,919
Kiosks	12,750	12,750
Vehicles	4,578	4,578

Total property and equipment	79,166	37,532
Less: Accumulated depreciation	(13,273)	(6,817)

Total property and equipment, net	$65,893	$30,715

Depreciation expense was $6,456 and $2,494 for the six months ended June 30, 2019 and 2018, respectively, and $3,615 and $1,631 for the three months ended June 30, 2019 and 2018, respectively.

7.	PAYMENT PROCESSING LIABILITIES, NET

Payment processing liabilities consisted of the following:

	June 30, 2019	December 31, 2018

Settlement liabilities to merchants	$7,230,013	$786,425
Settlement liabilities to ISOs	-	107,342

Total processing liabilities	7,230,013	893,767
Refund allowances	-	(28,681)

Total payment processing liabilities	$7,230,013	$865,086

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

7.	PAYMENT PROCESSING LIABILITIES, NET (continued)

The Refund Allowance shown in the table above reflects our estimate of potential refunds that may be realized in 2019, which are connected to sales transactions that occurred in 2018. The allowance decreases the amount that GreenBox owes to Merchants using our proprietary ecosystem. In 2019, the actual dollar amount of refunds with be reconciled with our allowance.

8.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	June 30, 2019	December 31, 2018

March 11, 2019 ($500,000) – 8% one-time interest charge with outstanding principal and interest due October 6, 2019.	$500,000	$-
December 27, 2018 ($150,000) – 12% interest per annum paid quarterly with outstanding principal and remaining interest due December 12, 2019.	-	150,000
December 13, 2018 ($83,000) – 10% interest per annum with outstanding principal and interest due December 13, 2019.	-	83,000
November 26, 2018 ($200,000) – 12% interest per annum with outstanding principal and interest due November 26, 2019.	200,000	200,000
September 27, 2018 ($53,000) – 10% interest per annum with outstanding principal and interest due September 27, 2019.	-	53,000
August 6, 2018 ($253,000) – 10% interest per annum with outstanding principal and interest due August 6, 2019.	-	253,000
March 15, 2018 ($300,00) – 12% interest per annum with outstanding principal and interest due March 15, 2019.	107,500	107,500

Total convertible notes payable, net of debt discount	$807,500	$846,500

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

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

9.	DERIVATIVE LIABILITY

Derivative liability consisted of the following:

	June 30, 2019	December 31, 2018

Beneficial conversion feature – convertible debt	$1,000,136	$-

Total derivative liability	$1,000,136	$-

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

The Company did not have income tax provision (benefit) due to net loss and deferred tax assets having a full valuation allowances as of and for the three and six months ended June 30, 2019 and 2018.

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 21% to earnings before income taxes, as follows:

	Three Months Ended June 30,
	2019	2018

Book income at statutory rate	21.00%	21.00%
Others	0%	-0.80%
Change in Valuation Allowance	-21.00%	-20.14%

Effective income tax rate	0%	0.06%

	Six Months Ended June 30,
	2019	2018

Book income at statutory rate	21.00%	21.00%
Others	0%	-0.80%
Change in Valuation Allowance	-21.00%	-20.14%

Effective income tax rate	0%	0.06%

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	June 30, 2019	December 31, 2018

Deferred tax assets (liabilities):
Charitable contributions	$-	$(3,700)
Unearned revenue	-	(75,600)
Depreciation	-	(26,300)
Net operating loss carryforward	763,430	612,800

Total deferred tax assets, net	763,430	507,200
Valuation allowance	(763,430)	(507,300)

Net deferred tax assets (liabilities)	$0	$(100)

The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of June 30, 2019, the Company had federal and California net operating loss carryforwards of approximately $3.6 million. The federal and California net operating loss carryforwards will expire at various dates from 2026 through 2028; however, $3.6 million of the Federal operating loss does not expire and will be carried forward indefinitely.

As of June 30, 2019 and December 31, 2018, the Company maintained full valuation allowance for net operating loss carryforward deferred tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

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

IPX Referral Payments, LLC – Pouya Moghavem, an employee since August 1, 2018, owns 25% of IPX Referral Payments, LLC (“IPX”). In addition to the $5,000 monthly salary we pay Moghavem, the Company entered into a Referral Agreement with IPX wherein the Company agreed to compensate IPX for referrals, which subsequently become the Company’s customer. For the three and six months ended June 30, 2019 and 2018, IPX did not earn any commissions. Additionally, in or about October 2018, IPX provided GreenBox with a merchant trust account in Mexico through Affinitas Bank, one of the Gateways that process payment transactions on the Company’s behalf. The Company did not pay IPX for this service, however, IPX reported that Affinitas paid IPX approximately $1,830.

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

The Company did not pay any commissions to Charge Savvy or Cultivate for the three and six months ended June 30, 2019 and 2018.

13.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has the legal proceedings:

●

MTrac, Global Payout, Inc. and Cultivate Technologies, LLC – On November 25, 2019, five companies (the “Plaintiffs”) filed a complaint against us, MTrac, Global Payout, Inc. and Cultivate Technologies, LLC in the Superior Court of the State of California. The Plaintiffs filed suit to recover processed funds and processing fees alleged to be withheld illegally. This was dismissed by both parties as of June 30, 2019.

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

Legal Proceedings (continued)

●

Withholding Suit – On November 25, 2019, five companies (the “Plaintiffs”) filed a complaint against us, Global Payout, Inc., MTrac Tech Corporation and Cultivate Technologies, LLC (collectively the “Defendants”) in the Superior Court of the State of California. Plaintiffs filed suit to recover processed funds and processing fees alleged to be withheld illegally (collectively, the “Withholding Suit”). Pursuant to a mandatory arbitration clause in the controlling agreement, the parties to the Withholding Suit have agreed to arbitrate their claims. We do not dispute the funds owed; however, we do believe it’s within our rights to hold the funds, per the terms of agreements signed by Plaintiffs. We disagree with any allegations of any wrongdoing and will aggressively defend ourselves against the Withholding Suit. Ideally, we will settle this claim in the near term. While the results of this matter cannot be predicted with certainty, especially at this early stage, we believe that losses, if any, resulting from resolution of this matter will not have a materially adverse effect on operations or cash flow. This was dismissed by both parties as of March 30, 2020.

Operating Leases

The Company entered into the following operating facility lases:

●

Hyundai Rio Vista – On October 4, 2018, the Company entered into an operating facility lease for its corporate office located in San Diego with 38 months term and with option to renew. The lease started on October 4, 2018 and expires on October 3, 2021.

The Company entered into an operating lease for corporate location on October 4, 2018. Rent expense paid under the lease agreements for the three months ended June 30, 2019 was $31,154 and for the six months ended June 30, 2019 was $61,128.

For operating leases, we calculated right of use assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the incremental borrowing rate. The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use asset and operating lease liabilities of $282,198 and $285,417, respectively, as of June 30, 2019. The difference between the operating lease ROU asset and operating lease liabilities at transition represented existing deferred rent expenses and tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

In accordance with ASC 842, the components of lease expense were as follows:

	Three Months Ended June 30,
	2019	2018

Operating lease expense – Hyundai Rio Vista	$1,073	$-

Total lease expense	$1,073	$-

	Six Months Ended June 30,
	2019	2018

Operating lease expense – Hyundai Rio Vista	$3,219	$-

Total lease expense	$3,219	$-

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

13.	COMMITMENTS AND CONTINGENCIES (continued)

In accordance with ASC 842, maturities and operating lease liabilities as of June 30, 2019 were as follows:

Year ending	Hyundai Rio Vista, Inc.

Undiscounted cash flows:
2019	$48,770
2020	110,948
2021	95,026
2022	-
2023	-
2024	-
Thereafter	-
Total undiscounted cash flows	254,744

Discounted cash flows:
Lease liabilities - current	51,372
Lease liabilities - long-term	234,045
Total discounted cash flows	285,417

Difference between undiscounted and discounted cash flows	$30,673

In accordance with ASC 842, future minimum lease payments as of June 30, 2019 were as follows:

For the year ended	Hyundai Rio Vista, Inc.

2019	$53,881
2020	132,601
2021	124,944
2022	-
2023	-
Thereafter	-

Total	$311,426

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

14.	SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 (Unaudited) Compared to Three Months Ended June 30, 2019 (Unaudited):

	Three Months Ended June 30,
	2019		2018		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue	$3,309,747	100.0%	$114,925	100.0%	$3,194,822	2779.9%
Cost of revenue	3,042,022	91.9%	17,922	15.6%	3,024,100	16873.7%
Gross profit	267,725	8.1%	97,003	84.4%	170,722	176.0%

Operating expenses:
Advertising and marketing	12,603	0.4%	91,873	79.9%	(79,270)	-86.3%
Research and development	600,264	18.1%	105,202	91.5%	495,062	470.6%
Payroll and payroll taxes	309,719	9.4%	32,381	28.2%	277,338	856.5%
Professional fees	127,473	3.9%	142,014	123.6%	(14,541)	-10.2%
General and administrative	119,699	3.6%	129,593	112.8%	(9,894)	-7.6%
Depreciation and amortization	3,615	0.1%	1,631	1.4%	1,984	121.6%
Total operating expenses	1,173,373	35.5%	502,694	437.4%	670,679	133.4%

Loss from operations	(905,648)	-27.4%	(405,691)	-353.0%	(499,957)	123.2%

Other Income (Expense):
Interest expense	(24,738)	-0.7%	(84,270)	-73.3%	59,532	-70.6%
Interest expense - debt discount	-	0.0%	-	0.0%	-	n/a
Derivative expense	-	0.0%	-	0.0%	-	n/a
Changes in fair value of derivative liability	(412,158)	-12.5%	-	0.0%	(412,158)	n/a
Asset impairment	-	0.0%	-	0.0%	-	n/a
Total other income (expense)	(436,896)	-13.2%	(84,270)	-73.3%	(352,626)	418.4%

Loss before provision for income taxes	(1,342,544)	-40.6%	(489,961)	-426.3%	(852,583)	174.0%

Provision for income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	$(1,342,544)	-40.6%	$(489,961)	-426.3%	$(852,583)	174.0%

Revenue

For the three months ended June 30, 2019 and 2018, we recognized revenue of $3,309,747 and $114,925, respectively. Throughout 2018, we conducted numerous tests of our products and services, and began to sign up our initial customers. After a soft launch of the GreenBox Network during the last few days of June 2018, when we began processing transactions, we processed approximately $5,100,000 in completed transactions on behalf of merchants. We believe this accomplishment to be indicative of the validity of our proprietary blockchain-based systems, which are the foundation of the GreenBox Network, and indicative of our future potential.

Cost of Goods Sold

Our Cost of Goods Sold (“COGS”) for payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. For the three months ended June 30, 2019 and 2018, our COGS associated with payment processing was $3,042,022 and $17,922, respectively, in which included the absorption by us, of chargebacks, which was limited to 2018, as a promotional tool. As regards Licensing Revenue, we do not incur any direct costs of services or products, thus we did not record COGS for Licensing Revenue.

Operating Expenses

Overall, operating expenses increased during 2018 as the Company ramped up operations. For the three months ended June 30, 2019 and 2018, our general and administrative expense was $1,173,373 and $502,694, respectively, which was primarily due to our legal and professional expenses, most of which were outsourced, were $127,473 and $142,014, respectively; and our R&D expense was $600,264 and $105,202, respectively.

Non-Operating Expenses

For the three months ended June 30, 2019 and 2018, we recorded non-operating expenses of $436,896 and $84,270, respectively, of which primarily represented $412,158 of changes in derivative liability for the three months ended June 30, 2019.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2019 (Unaudited) Compared to Six Months Ended June 30, 2018 (Unaudited):

	Six Months Ended June 30,
	2019		2018		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue	$4,277,745	100.0%	$114,925	100.0%	$4,162,820	3622.2%
Cost of revenue	3,768,355	113.9%	17,922	15.6%	3,750,433	20926.4%
Gross profit	509,390	15.4%	97,003	84.4%	412,387	425.1%

Operating expenses:
Advertising and marketing	25,609	0.8%	105,105	91.5%	(79,496)	-75.6%
Research and development	704,186	21.3%	163,022	141.9%	541,164	332.0%
Payroll and payroll taxes	547,047	16.5%	37,979	33.0%	509,068	1340.4%
Professional fees	307,018	9.3%	347,352	302.2%	(40,334)	-11.6%
General and administrative	199,252	6.0%	179,557	156.2%	19,695	11.0%
Depreciation and amortization	6,455	0.2%	2,494	2.2%	3,961	158.8%
Total operating expenses	1,789,567	54.1%	835,509	727.0%	954,058	114.2%

Loss from operations	(1,280,177)	-38.7%	(738,506)	-642.6%	(541,671)	73.3%

Other Income (Expense):
Interest expense	(174,953)	-5.3%	(85,848)	-74.7%	(89,105)	103.8%
Interest expense - debt discount	(188,273)	-5.7%	-	0.0%	(188,273)	n/a
Derivative expense	(634,766)	-19.2%	-	0.0%	(634,766)	n/a
Changes in fair value of derivative liability	(365,370)	-11.0%	-	0.0%	(365,370)	n/a
Asset impairment	-	0.0%	(75,000)	-65.3%	75,000	-100.0%
Total other income (expense)	(1,363,362)	-41.2%	(160,848)	-140.0%	(1,202,514)	747.6%

Loss before provision for income taxes	(2,643,539)	-79.9%	(899,354)	-782.6%	(1,744,185)	193.9%

Provision for income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	$(2,643,539)	-79.9%	$(899,354)	-782.6%	$(1,744,185)	193.9%

Revenue

For the six months ended June 30, 2019 and 2018, we recognized revenue of $4,277,745 and $114,925, respectively. Throughout 2018, we conducted numerous tests of our products and services, and began to sign up our initial customers. After a soft launch of the GreenBox Network during the last few days of June 2018, when we began processing transactions, we processed approximately $5,100,000 in completed transactions on behalf of merchants. We believe this accomplishment to be indicative of the validity of our proprietary blockchain-based systems, which are the foundation of the GreenBox Network, and indicative of our future potential.

Cost of Goods Sold

Our Cost of Goods Sold (“COGS”) for payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. For the six months ended June 30, 2019 and 2018, our COGS associated with payment processing was $3,768,355 and $17,922, respectively, which included the absorption by us, of chargebacks, which was limited to 2018, as a promotional tool. As regards Licensing Revenue, we do not incur any direct costs of services or products, thus we did not record COGS for Licensing Revenue.

Operating Expenses

Overall, operating expenses increased during 2018 as the Company ramped up operations. For the six months ended June 30, 2019 and 2018, our general and administrative expense was $1,789,567 and $835,509, respectively; our legal and professional expenses, most of which were outsourced, were $307,018 and $347,352, respectively; and our R&D expense was $704,186 and $163,022, respectively.

Non-Operating Expenses

For the six months ended June 30, 2019 and 2018, we recorded non-operating expenses of $1,363,362 and $160,848, respectively, of which $174,953 and $85,848, respectively, were for interest, 634,766 represented derivative expense for the six months ended June 30, 2019. We also recorded $75,000 as asset impairment for the six months ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital for the periods presented is summarized as follows:

Cash Requirements

We incurred a working capital deficit of $3,440,350 as of June 30, 2019. For December 31, 2018, our working capital was $874,980. Based on our revenues, operational expenses, cash on hand and future operational needs, we will need to continue procuring capital from external sources, which may include equity, debt or hybrid financing, in order to fund operations.

Cash Flow

The following table shows cash flows for the periods presented:

	Six Months Ended June 30,
	2019	2018

Net cash provided by (used in) operating activities	$1,841,605	$(640,679)
Net cash provided by (used in) investing activities	(41,634)	(23,676)
Net cash provided by (used in) financing activities	(89,000)	945,730

Net increase (decrease) in cash	$(1,710,971)	$281,375

Operating Activities – For the six months ended June 30, 2019 and 2018, net cash provided by (used in) operating activities was $1,841,605 and $(640,679), respectively, primarily due to timing of changes in assets and liabilities.

Investing Activities – For the six months ended June 30, 2019 and 2018, net cash used in investing activities was $(41,634) and $(23,676), respectively, and was primarily due to purchases of property and equipment.

Financing Activities – For the six months ended June 30, 2019 and 2018, net cash provided by (used in) financing activities was $(89,000) and $945,730, respectively, primarily due to borrowings from convertible debt and proceeds from issuance of common stock with offset of repayments under convertible and long-term debt.

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

Based on management's evaluation, our Chief Executive Officer and Executive Vice President concluded that, as a result of the material weaknesses described below, as of June 30, 2019, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of June 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On or about May 10, 2019, we issued 10,000 shares to a non-affiliated legal consultant for services rendered.

On or about June 18, 2019, we issued a total of 850,000 shares to nine employees as performance bonuses. The shares were fully vested upon issuance and worth $0.10 per share, at closing, on the day of issuance.

The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) in that the issuance of securities did not involve a public offering. The recipients of securities in each of these transactions did not acquire them with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions.

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

GREENBOX POS (Registrant)

Date: April 9, 2020	By:	/s/ Fredi Nisan
Fredi Nisan Chief Executive Officer (Principal Executive Officer)

Date: April 9, 2020	By:	/s/ Ben Errez
Ben Errez Chairman of the Board and Executive Vice President (Principal Financial Officer and Principal Accounting Office)