Form 10-Q
period 2019-09-30
GreenBox POS
filed 2020-04-09
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

Number of shares outstanding of the issuer’s classes of common equity, as of April 1, 2020, was 176,202,055 Shares of Common Stock (One Class)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENBOX POS

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Restated)
	September 30,	December 31,
	2019	2018

ASSETS

Current Assets:
Cash and cash equivalents	$-	$45,854
Restricted cash	254,616	239,124
Accounts receivable, net of allowance for bad debt of $5,627,692 and $0, respectively	3,860,774	49,998
Cash due from gateways, net	13,193,333	630,699
Prepaid and other current assets	42,151	37,232
Total current assets	17,350,874	1,002,907

Non-current Assets:
Property and equipment, net	25,347	30,715
Operating lease right-of-use assets, net	256,242	-
Total non-current assets	281,589	30,715

Total assets	$17,632,463	$1,033,622

Current Liabilities:
Accounts payable	$230,070	$127,029
Other current liabilities	2,792	9,401
Accrued interest	90,114	29,871
Payment processing liabilities, net	17,544,081	865,086
Convertible debt	807,500	846,500
Derivative liability	763,952	-
Current portion of operating lease liabilities	26,489	-

Total current liabilities	19,464,998	1,877,887
Operating lease liabilities, less current portion	234,045	-
Long-term debt	-	75,000

Total liabilities	19,699,043	1,952,887

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001, 495,000,000 shares authorized, shares issued and outstanding of 169,558,055 and 166,390,363, respectively	169,558	166,390
Common stock - issuable	1,000	1,000
Additional paid-in capital	1,179,272	945,940
Accumulated deficit	(3,416,410)	(2,032,595)
Total stockholders' equity	(2,066,580)	(919,265)

Total liabilities and stockholder's equity	$17,632,463	$1,033,622

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$14,793,117	$191,010	$19,070,861	$305,935

Cost of revenue	6,834,198	232,251	10,602,555	250,173

Gross profit	7,958,919	(41,241)	8,468,306	55,762

Operating expenses:
Advertising and marketing	10,319	30,652	35,928	135,757
Research and development	381,112	124,897	1,085,298	287,919
Cash due from gateway reserve expense	5,665,031	-	5,665,031	-
Payroll and payroll taxes	420,074	140,137	967,121	178,116
Professional fees	281,659	168,067	588,677	515,419
General and administrative	176,120	53,220	375,373	232,777
Depreciation and amortization	4,897	1,937	11,352	4,431
Total operating expenses	6,939,212	518,910	8,728,780	1,354,419

Income (loss) from operations	1,019,707	(560,151)	(260,474)	(1,298,657)

Other income (expense):
Interest expense - debt discount	-	-	(188,273)	-
Interest (expense) income	3,837	(7,082)	(171,116)	(92,930)
Derivative expense	-	-	(634,766)	-
Changes in fair value of derivative liability	236,184	-	(129,186)	-
Asset impairment	-	-	-	(75,000)
Total other expense, net	240,021	(7,082)	(1,123,341)	(167,930)

Income (loss) before provision for income taxes	1,259,728	(567,233)	(1,383,815)	(1,466,587)

Income tax provision	-	-	-	-

Net income (loss)	$1,259,728	$(567,233)	$(1,383,815)	$(1,466,587)

Earnings (loss) per share:
Basic and diluted	$0.01	$(0.00)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	168,492,966	158,890,363	167,136,344	88,662,960

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Common Stock				Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Deficit	(Deficit)

Balance at June 30, 2019	167,250,363	$167,250	3,307,692	$3,308	$1,179,272	$(4,676,138)	$(3,326,308)

Shares issued from conversion of convertible debt	2,307,692	2,308	(2,307,692)	(2,308)	-	-	-

Net income	-	-	-	-	-	1,259,728	1,259,728

Balance at September 30, 2019	169,558,055	$169,558	1,000,000	$1,000	$1,179,272	$(3,416,410)	$(2,066,580)

	Common Stock				Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Deficit	(Deficit)

Balance at June 30, 2018	158,890,363	$158,890	-	$-	$796,940	$(1,038,673)	$(82,843)

Net loss	-	-	-	-	-	(567,233)	(567,233)

Balance at September 30, 2018	158,890,363	$158,890	-	$-	$796,940	$(1,605,906)	$(650,076)

 The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(continued)

	Common Stock				Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2018	166,390,363	$166,390	1,000,000	$1,000	$945,940	$(2,032,595)	$(919,265)

Common stock issuable under convertible debt	-	-	25,000	4,500	-	-	4,500

Warrants issuable under convertible debt	-	-	125,000	-	55,311	-	55,311

Common stock and warrants issuable forfeited	-	-	(150,000)	(4,500)	(55,311)	-	(59,811)

Share issued to employees and vendor	860,000	860	-	-	85,640	-	86,500

Shares issuable from conversion of convertible debt	-	-	2,307,692	2,308	147,692	-	150,000

Shares issued from conversion of convertible debt	2,307,692	2,308	(2,307,692)	(2,308)	-	-	-

Net loss	-	-	-	-	-	(1,383,815)	(1,383,815)

Balance at September 30, 2019	169,558,055	$169,558	1,000,000	$1,000	$1,179,272	$(3,416,410)	$(2,066,580)

	Common Stock				Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2017	14,445,363	$14,445	-	$-	$185,655	$(139,319)	$60,781

Common stock issued	144,445,000	144,445	-	-	611,285	-	755,730

Net loss	-	-	-	-	-	(1,466,587)	(1,466,587)

Balance at September 30, 2018	158,890,363	$158,890	-	$-	$796,940	$(1,605,906)	$(650,076)

 The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(1,383,815)	$(1,466,587)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	11,352	4,431
Interest expense - debt discount	188,273	-
Stock compensation expense	86,500	-
Derivative expense	634,766	-
Changes in fair value of derivative liability	129,186	-
Noncash lease expense	4,292	-
Changes in assets and liabilities:
Accounts receivable	(3,810,776)	(139,940)
Prepaid and other current assets	(4,919)	(15,738)
Cash due from gateways, net	(12,562,634)	(132,104)
Accounts payable	79,768	93,146
Other current liabilities	(6,609)	10,603
Accrued interest	20,243	16,176
Payment processing liabilities, net	16,678,995	132,943
Deferred income	-	270,000
Net cash provided by (used in) operating activities	64,622	(1,227,070)

Cash flows from investing activities:
Purchases of property and equipment	(5,984)	(26,267)
Net cash used in investing activities	(5,984)	(26,267)

Cash flows from financing activities:
Borrowings from convertible debt	482,500	443,000
Repayments on convertible debt	(496,500)	-
Repayment on long-term debt	(75,000)	-
Proceeds from issuances of common stock	-	755,730
Net cash provided by financing activities	(89,000)	1,198,730

Net increase (decrease) in cash, cash equivalents, and restricted cash	(30,362)	(54,607)

Cash, cash equivalents, and restricted cash – beginning of period	284,978	83,353

Cash, cash equivalents, and restricted cash – end of period	$254,616	$28,746

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$110,873	$92,930
Income taxes	$800	$800

Non-cash financing activities:
Convertible debt conversion to common stock	$(150,000)	$-

 The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Going Concern

As of September 30, 2019, the Company had cash, cash equivalents, and restricted cash of $254,616, has incurred a net loss of $1,383,815 for the nine months ended September 30, 2019, and has accumulated a deficit of $3,416,410 as of September 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Additionally, as the GreenBox ecosystem grows, substantially larger volumes of working capital financing will be required to support our platform’s growth.

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

Cash, Cash Equivalents and Restricted Cash

The Company’s cash, cash equivalent and Restricted cash represents the following:

●

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has cash equivalents of $0 and $45,854, excluding cash held for settlement liabilities, as of September 30, 2019 and December 31, 2018, respectively.

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

	September 30, 2019	September 30, 2018

Cash and cash equivalents	$-	$27,907
Restricted cash	254,616	839

Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$254,616	$28,746

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were $10,319 and $30,652 for the three months ended September 30, 2019 and 2018, respectively, and $35,928 and $135,757 for the nine months ended September 30, 2019 and 2018, respectively.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs, which are expensed as incurred, are primarily comprised of costs and expenses for salaries and benefits for research and development personnel, outsourced contract services, and supplies and materials costs. Research and development expenses were $381,112 and $124,897 for the three months ended September 30, 2019 and 2018, respectively, and $1,085,298 and $287,919 for the nine months ended September 30, 2019 and 2018, respectively.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

September 30, 2019	Level 1	Level 2	Level 3

Derivative liability	$-		$763,952

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings Per Share

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings/loss per share is the same as the basic earnings/loss per share for the three and nine months ended September 30, 2019 and 2018, as there are no potential shares outstanding that would have a dilutive effect.

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

The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use assets and operating lease liabilities of liabilities of $256,242 and $260,534, respectively as of September 30, 2019. The difference between the operating lease ROU assets and operating lease liabilities at transition represented tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

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

The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use assets and operating lease liabilities of liabilities of $256,242 and $260,534, respectively as of September 30, 2019. The difference between the operating lease ROU assets and operating lease liabilities at transition represented tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

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

The table below shows the status of transaction settlements:

	September 30, 2019	December 31, 2018
Settlement Processing Assets:
Cash held for settlements	$254,616	$239,124
Cash due from gateways	5,570,480	291,112
Amount due from gateways and merchants – hold and fees	4,096,132	-
Chargeback allowances (1)	-	(134,638)
Reserves (2)	7,622,853	474,224
Total before allowance for uncollectable	17,544,081	869,822
Allowance for uncollectable – hold and fees	(4,350,748)	-
Total – settlement processing assets	$13,193,333	$869,822

Settlement Processing Liabilities:
Settlement liabilities to merchants	17,544,081	786,425
Settlement liabilities to ISOs	-	107,342
Refund allowances (3)	-	(28,681)
Totals	$17,544,081	$865,086

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

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

5.	CASH DUE FROM GATEWAYS

Cash due from gateways consisted of the following:

	September 30, 2019	December 31, 2018

Cash due from Gateways	$5,570,480	$291,112
Amount due from gateways and merchants – hold and fees	4,096,132	-
Reserves (2)	7,622,853	474,224

Total cash due from gateways	17,289,465	765,336
Chargeback Allowances (1)	-	(134,637)
Allowance of uncollectable – hold and fees	(4,096,132)	-

Total cash due from gateways, net	$13,193,333	$630,699

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

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2019	December 31, 2018

Computers	$38,938	$15,285
Furniture	-	4,919
Kiosks	-	12,750
Vehicles	4,578	4,578

Total property and equipment	43,516	37,532
Less: Accumulated depreciation	(18,169)	(6,817)

Total property and equipment, net	$25,347	$30,715

Depreciation expense was $4,897 and $1,937 for the three months ended September 30, 2019 and 2018, respectively, and $11,352 and $4,431 for the nine months ended September 30, 2019 and 2018, respectively.

7.	PAYMENT PROCESSING LIABILITIES, NET

Payment processing liabilities consisted of the following:

	September 30, 2019	December 31, 2018

Settlement liabilities to merchants	$17,544,081	$786,425
Settlement liabilities to ISOs	-	107,342

Total processing liabilities	17,544,081	893,767
Refund allowances	-	(28,681)

Total payment processing liabilities	$17,544,081	$865,086

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

7.	PAYMENT PROCESSING LIABILITIES, NET (continued)

The Refund Allowance shown in the table above reflects our estimate of potential refunds that may be realized in 2019, which are connected to sales transactions that occurred in 2018. The allowance decreases the amount that GreenBox owes to Merchants using our proprietary ecosystem. In 2019, the actual dollar amount of refunds with be reconciled with our allowance.

8.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	September 30, 2019	December 31, 2018

March 11, 2019 ($500,000) – 8% one-time interest charge with outstanding principal and interest due October 6, 2019.	$500,000	$-
December 27, 2018 ($150,000) – 12% interest per annum paid quarterly with outstanding principal and remaining interest due December 12, 2019.	-	150,000
December 13, 2018 ($83,000) – 10% interest per annum with outstanding principal and interest due December 13, 2019.	-	83,000
November 26, 2018 ($200,000) – 12% interest per annum with outstanding principal and interest due November 26, 2019.	200,000	200,000
September 27, 2018 ($53,000) – 10% interest per annum with outstanding principal and interest due September 27, 2019.	-	53,000
August 6, 2018 ($253,000) – 10% interest per annum with outstanding principal and interest due August 6, 2019.	-	253,000
March 15, 2018 ($300,00) – 12% interest per annum with outstanding principal and interest due March 15, 2019.	107,500	107,500

Total convertible notes payable	$807,500	$846,500

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

The Vista Note has matured as of September 30, 2019. The Company has defaulted on the Vista Note and subsequently the Vista Note has not been extended. The Company is currently negotiating with Vista on extension of the Vista Note.

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

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

9.	DERIVATIVE LIABILITY

Derivative liability consisted of the following:

	September 30, 2019	December 31, 2018

Beneficial conversion feature – convertible debt	$763,952	$-

Total derivative liability	$763,952	$-

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

The Company did not have income tax provision (benefit) due to net loss and deferred tax assets having a full valuation allowances as of and for the three and nine months ended September 30, 2019 and 2018.

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 21% to earnings before income taxes, as follows:

	Three Months Ended September 30,
	2019	2018

Book income at statutory rate	21.00%	21.00%
Others	0%	-0.80%
Change in Valuation Allowance	-21.00%	-20.14%

Effective income tax rate	0%	0.06%

	Nine Months Ended September 30,
	2019	2018

Book income at statutory rate	21.00%	21.00%
Others	0%	-0.80%
Change in Valuation Allowance	-21.00%	-20.14%

Effective income tax rate	0%	0.06%

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	September 30, 2019	December 31, 2018

Deferred tax assets (liabilities):
Charitable contributions	$-	$(3,700)
Unearned revenue	-	(75,600)
Depreciation	-	(26,300)
Net operating loss carryforward	498,888	612,800

Total deferred tax assets, net	498,888	507,200
Valuation allowance	(498,888)	(507,300)

Net deferred tax assets (liabilities)	$-	$(100)

The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of September 30, 2019, the Company had federal and California net operating loss carryforwards of approximately $2.4 million. The federal and California net operating loss carryforwards will expire at various dates from 2026 through 2028; however, $2.4 million of the Federal operating loss does not expire and will be carried forward indefinitely.

As of September 30, 2019 and December 31, 2018, the Company maintained full valuation allowance for net operating loss carryforward deferred tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

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

IPX Referral Payments, LLC – Pouya Moghavem, an employee since August 1, 2018, owns 25% of IPX Referral Payments, LLC (“IPX”). In addition to the $5,000 monthly salary we pay Moghavem, the Company entered into a Referral Agreement with IPX wherein the Company agreed to compensate IPX for referrals, which subsequently become the Company’s customer. For the three and nine months ended September 30, 2019 and 2018, IPX did not earn any commissions. Additionally, in or about October 2018, IPX provided GreenBox with a merchant trust account in Mexico through Affinitas Bank, one of the Gateways that process payment transactions on the Company’s behalf. The Company did not pay IPX for this service, however, IPX reported that Affinitas paid IPX approximately $1,830.

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

The Company did not pay any commissions to Charge Savvy or Cultivate for the three and nine months ended September 30, 2019 and 2018.

13.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has the legal proceedings:

●

MTrac, Global Payout, Inc. and Cultivate Technologies, LLC – On November 25, 2019, five companies (the “Plaintiffs”) filed a complaint against us, MTrac, Global Payout, Inc. and Cultivate Technologies, LLC in the Superior Court of the State of California. The Plaintiffs filed suit to recover processed funds and processing fees alleged to be withheld illegally. This was dismissed by both parties as of September 30, 2019.

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

Operating Leases

The Company entered into the following operating facility lases:

●

Hyundai Rio Vista – On October 4, 2018, the Company entered into an operating facility lease for its corporate office located in San Diego with 38 months term and with option to renew. The lease started on October 4, 2018 and expires on October 3, 2021

The Company entered into an operating lease for corporate location on October 4, 2018. Rent expense paid under the lease agreements for the three months ended September 30, 2019 was $33,249 and for the nine months ended September 30, 2019 was $94,377.

For operating leases, we calculated right of use assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the incremental borrowing rate. The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use asset and operating lease liabilities of $256,242 and $260,534, respectively, as of September 30, 2019. The difference between the operating lease ROU asset and operating lease liabilities at transition represented existing deferred rent expenses and tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

In accordance with ASC 842, the components of lease expense were as follows:

	Three Months Ended September 30,
	2019	2018

Operating lease expense – Hyundai Rio Vista	$1,073	$-

Total lease expense	$1,073	$-

	Nine Months Ended September 30,
	2019	2018

Operating lease expense – Hyundai Rio Vista	$4,292	$-

Total lease expense	$4,292	$-

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

13.	COMMITMENTS AND CONTINGENCIES (continued)

In accordance with ASC 842, maturities and operating lease liabilities as of September 30, 2019 were as follows:

For the year ended	Hyundai Rio Vista, Inc.

Undiscounted cash flows:
2019	$29,295
2020	110,948
2021	95,026
2022	-
2023	-
2024	-
Thereafter	-
Total undiscounted cash flows	235,269

Discounted cash flows:
Lease liabilities - current	26,489
Lease liabilities - long-term	234,045
Total discounted cash flows	260,534

Difference between undiscounted and discounted cash flows	$25,265

In accordance with ASC 842, future minimum lease payments as of September 30, 2019 were as follows:

For the year ended	Hyundai Rio Vista, Inc.

2019	$32,904
2020	132,601
2021	124,944
2022	-
2023	-
Thereafter	-

Total	$290,449

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

14.	SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 (Unaudited) Compared to Three Months Ended September 30, 2019 (Unaudited):

	Three Months Ended September 30,
	2019		2018		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue	14,793,117	100.0%	$191,010	100.0%	$14,602,107	7644.7%
Cost of revenue	6,834,198	35.8%	232,251	121.6%	6,601,947	2842.6%
Gross profit	7,958,919	41.7%	(41,241)	-21.6%	8,000,160	-19398.6%

Operating expenses:
Advertising and marketing	10,319	0.1%	30,652	16.0%	(20,333)	-66.3%
Research and development	381,112	2.0%	124,897	65.4%	256,215	205.1%
TGPF Bed Debt Reserve - 60%	5,665,031	29.7%	-	0.0%	5,665,031	100.0%
Payroll and payroll taxes	420,074	2.2%	140,137	73.4%	279,937	199.8%
Professional fees	281,659	1.5%	168,067	88.0%	113,592	67.6%
General and administrative	176,120	0.9%	53,220	27.9%	122,900	230.9%
Depreciation and amortization	4,897	0.0%	1,937	1.0%	2,960	152.8%
Total operating expenses	6,939,212	36.4%	518,910	271.7%	6,420,302	1237.3%

Income (loss) from operations	1,019,707	5.3%	(560,151)	-293.3%	1,579,858	-282.0%

Other Income (Expense):
Interest (expense) income	3,837	0.0%	(7,082)	-3.7%	10,919	-154.2%
Interest expense - Vista convertible note	-	0.0%	-	0.0%	-	0.0%
Derivative expense	-	0.0%	-	0.0%	-	0.0%
Changes in fair value of derivative liability	236,184	1.2%	-	0.0%	236,184	0.0%
Asset impairment	-	0.0%	-	0.0%	-	0.0%
Interest Income	-	0.0%	-	0.0%	-	0.0%
Total other income (expense)	240,021	1.3%	(7,082)	-3.7%	247,103	-3489.2%

Income (loss) before provision for income taxes	1,259,728	6.6%	(567,233)	-297.0%	1,826,961	-322.1%

Provision for income taxes	-	0.0%	-	0.0%	-	0.0%

Net income (loss)	$1,259,728	6.6%	$(567,233)	-297.0%	$1,826,961	-322.1%

Revenue

For the three months ended September 30, 2019 and 2018, we recognized revenue of $14,793,117 and $191,010, respectively. Throughout 2018, we conducted numerous tests of our products and services, and began to sign up our initial customers. After a soft launch of the GreenBox Network during the last few days of June 2018, when we began processing transactions, we processed approximately $5,100,000 in completed transactions on behalf of merchants. We believe this accomplishment to be indicative of the validity of our proprietary blockchain-based systems, which are the foundation of the GreenBox Network, and indicative of our future potential.

Cost of Goods Sold

Our Cost of Goods Sold (“COGS”) for payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. For the three months ended September 30, 2019 and 2018, our COGS associated with payment processing was $6,834,198 and $232,251, respectively, in which included the absorption by us, of chargebacks, which was limited to 2018, as a promotional tool. As regards Licensing Revenue, we do not incur any direct costs of services or products, thus we did not record COGS for Licensing Revenue.

Operating Expenses

Overall, operating expenses increased during 2019 as the Company ramped up operations. For the three months ended September 30, 2019 and 2018, our general and administrative expense was $6,939,212 and $518,910, respectively, which was primarily due to our legal and professional expenses, most of which were outsourced, were $281,659 and $168,067, respectively; and our R&D expense was $381,112 and $124,897, respectively.

Non-Operating Expenses

For the three months ended September 30, 2019 and 2018, we recorded non-operating income (expense) of $240,021 and ($7,082), respectively, of which primarily represented $236,184 of changes in derivative liability for the three months ended September 30, 2019.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2019 (Unaudited) Compared to Nine Months Ended September 30, 2018 (Unaudited):

	Nine Months Ended September 30,
	2019		2018		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue	$19,070,861	100.0%	$305,935	100.0%	$18,764,926	6133.6%
Cost of revenue	10,602,555	55.6%	250,173	81.8%	10,352,382	4138.1%
Gross profit	8,468,306	44.4%	55,762	18.2%	8,412,544	15086.5%

Operating expenses:
Advertising and marketing	35,928	0.2%	135,757	44.4%	(99,829)	-73.5%
Research and development	1,085,298	5.7%	287,919	94.1%	797,379	276.9%
Cash due from gateway reserve expense	5,665,031	29.7%	-	0.0%	5,665,031	1000.0%
Payroll and payroll taxes	967,121	5.1%	178,116	58.2%	789,005	443.0%
Professional fees	588,677	3.1%	515,419	168.5%	73,258	14.2%
General and administrative	375,373	2.0%	232,777	76.1%	142,596	61.3%
Depreciation and amortization	11,352	0.1%	4,431	1.4%	6,921	156.2%
Total operating expenses	8,728,780	45.8%	1,354,419	442.7%	7,374,361	544.5%

Loss from operations	(260,474)	-1.4%	(1,298,657)	-424.5%	1,038,183	-79.9%

Other Income (Expense):
Interest (expense) income	(171,116)	-0.9%	(92,930)	-30.4%	(78,186)	84.1%
Interest expense - debt discount	(188,273)	-1.0%	-	0.0%	(188,273)	0.0%
Derivative expense	(634,766)	-3.3%	-	0.0%	(634,766)	0.0%
Changes in fair value of derivative liability	(129,186)	-0.7%	-	0.0%	(129,186)	-100.0%
Asset impairment	-	0.0%	(75,000)	-24.5%	75,000	-100.0%
Interest Income	-	0.0%	-	0.0%	-	0.0%
Total other income (expense)	(1,123,341)	-5.9%	(167,930)	-54.9%	(955,411)	568.9%

Loss before provision for income taxes	(1,383,815)	-7.3%	(1,466,587)	-479.4%	82,772	-5.6%

Provision for income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	$(1,383,815)	-7.3%	$(1,466,587)	-479.4%	$82,772	-5.6%

Revenue

For the nine months ended September 30, 2019 and 2018, we recognized revenue of $19,070,861 and $305,935, respectively. Throughout 2018, we conducted numerous tests of our products and services, and began to sign up our initial customers. After a soft launch of the GreenBox Network during the last few days of June 2018, when we began processing transactions, we processed approximately $5,100,000 in completed transactions on behalf of merchants. We believe this accomplishment to be indicative of the validity of our proprietary blockchain-based systems, which are the foundation of the GreenBox Network, and indicative of our future potential.

Cost of Goods Sold

Our Cost of Goods Sold (“COGS”) for payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. For the nine months ended September 30, 2019 and 2018, our COGS associated with payment processing was $10,602,557 and $250,173, respectively, which included the absorption by us, of chargebacks, which was limited to 2018, as a promotional tool. As regards Licensing Revenue, we do not incur any direct costs of services or products, thus we did not record COGS for Licensing Revenue.

Operating Expenses

Overall, operating expenses increased during 2018 as the Company ramped up operations. For the nine months ended September 30, 2019 and 2018, our general and administrative expense was $8,728,780 and $1,354,419, respectively; our legal and professional expenses, most of which were outsourced, were $588,677 and $515,419, respectively; and our R&D expense was $1,085,298 and $287,919, respectively.

Non-Operating Expenses

For the nine months ended September 30, 2019 and 2018, we recorded non-operating expenses of $1,123,341 and $167,930, respectively, of which $171,116 and $92,930, respectively, were for interest, $634,766 represented derivative expense for the nine months ended September 30, 2019. We also recorded $75,000 as asset impairment for the nine months ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital for the periods presented is summarized as follows:

Cash Requirements

We incurred a working capital deficit of $2,375,193 as of September 30, 2019. For December 31, 2018, our working capital was $874,980. Based on our revenues, operational expenses, cash on hand and future operational needs, we will need to continue procuring capital from external sources, which may include equity, debt or hybrid financing, in order to fund operations.

Cash Flow

The following table shows cash flows for the periods presented:

	Nine Months Ended September 30,
	2019	2018

Net cash provided by (used in) operating activities	$64,622	$(1,227,070)
Net cash provided by (used in) investing activities	(5,984)	(26,267)
Net cash provided by (used in) financing activities	(89,000)	1,198,730

Net increase (decrease) in cash	$(30,362)	$(54,607)

Operating Activities – For the nine months ended September 30, 2019 and 2018, net cash provided by (used in) operating activities was $64,622 and $(1,227,070), respectively, was primarily due to net loss and timing of settlement of assets and liabilities.

Investing Activities – For the nine months ended September 30, 2019 and 2018, net cash used in investing activities was $(5,984) and $(26,267), respectively, primarily due to cash used for purchases of property and equipment.

Financing Activities – For the nine months ended September 30, 2019 and 2018, net provided by financing activities was $(89,000) and $1,198,730, respectively, primarily due to borrowings and repayments of convertible debt and proceeds from issuances of common stock.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of September 30, 2019.

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