Form 10-K
period 2019-12-31
GreenBox POS
filed 2020-05-15
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

Commission File Number: 001-34294

GREENBOX POS
(Exact name of registrant as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8880 Rio San Diego Drive, Suite 102 San Diego, CA	92108
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (619) 631-8261

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the 21,216,372 voting common stock held by non-affiliates of the registrant as of June 28, 2019 was $2,758,128 based on the closing price of $0.13 per share of the registrant’s common stock as quoted on the OTC Pink Current Information marketplace on that date.

As of May 10, 2020, there were 175,921,933 shares of registrant's common stock outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

On March 25, 2020, the Securities and Exchange Commission (“SEC”) issued an order and guidance (collectively, the “Order”) providing regulatory relief to public companies whose operations may be affected by the novel coronavirus disease (“COVID-19”). The Order provided public companies with a 45-day extension to file certain disclosure reports, including their Annual Report on 10-K (“Annual Report”), that would otherwise have been due between March 1, 2020 and July 1, 2020.

Due to its operations being impacted by COVID-19, GreenBox POS (the “Company”) was unable to meet its filing deadline with respect to its Annual Report and on April 10, 2020 submitted a Current Report on Form 8-K in reliance upon the Order.

Due to the outbreak of coronavirus disease 2019 (COVID-19), starting from early March 2020, the Company’s employees and external auditors have been asked to work remotely. As a result, the Company’s books and records have not been easily accessible and communication among internal financial staff and external auditors has been challenging, resulting in delay in preparation and completion of its consolidated financial statements. Based on the foregoing, on April 10, 2020, the Company filed a Current Report on Form 8-K to avail itself of a 45-day extension to file this Form 10-K relying on the exemptions provided by the SEC Order. This Form 10-K is being filed in reliance on the SEC Order.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

In this Annual Report on Form 10-K, the terms “the Company,” “we,” “our”, “us” and “PubCo” refer to GreenBox POS.

PART I

Item 1 – Business

Organization

On January 4, 2020, PrivCo and GreenBox POS, a Nevada corporation (“PubCo”) entered into an Asset Purchase Agreement (the “Agreement”), to memorialize a verbal agreement (the “Verbal Agreement”) entered into on April 12, 2018, by and between PubCo and PrivCo.

On April 12, 2018, pursuant to the Verbal Agreement, PubCo acquired PrivCo’s blockchain gateway and payment system business, point of sale system business, delivery business and kiosk business, bank and merchant accounts, as well as all intellectual property related thereto (the “GreenBox Business”). As consideration for the GreenBox Business, on April 12, 2018, PubCo assumed PrivCo’s liabilities that had been incurred in the normal course of the GreenBox Business (the “GreenBox Acquisition”).

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

Pursuant to the Yuan SPA, on April 12, 2018, Frank Yuan caused the Control Block to be transferred to PrivCo.

On April 12, 2018, all business being conducted at that time by PubCo (the “ASAP Business”) was transferred from PubCo to ASAP Property Holdings Inc., a company owned and operated by Frank Yuan (“Holdings”). In consideration for the ASAP Business, Holdings assumed all liabilities related to the ASAP Business. On April 12, 2018, following the consummation of the Yuan SPA and the transfer of the ASAP Business to Holdings, Ben Errez (“Errez”) and Fredi Nisan (“Nisan”) became the sole acting officers and sole acting directors of PubCo.

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

From April 12, 2018 through January 4, 2020 (the “In Between Period”), because there was ambiguity regarding the validity of the Verbal Agreement, PubCo filed required quarterly and annual reports with the Securities and Exchange Commission as if there had not been a Reverse Acquisition. During the In Between Period, PrivCo continued to operate as if it still owned the GreenBox Business, which included maintaining records of GreenBox Business financial transactions on PrivCo’s accounting software, and entering into contracts and agreements as PrivCo, while PubCo paid all expenses, including expenses related to PrivCo contracts entered into prior to and after April 12, 2018, as well as expenses incurred as a result of litigation resulting from disagreements between PrivCo and other parties. During the In Between Period, PubCo represented itself in press releases, as being the owner/operator of the GreenBox Business. Additionally, from April 12, 2018 through approximately December 31, 2018, PubCo and PrivCo shared control of PrivCo’s bank accounts, and on or about January 1, 2019, PubCo assumed control of PrivCo’s bank accounts.

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

b)	Restated PubCo’s 2018 financials, to include amended Form 10-Qs for the periods ending June 30 and September 30, and an amended Form 10-K for the year ending December 31, 2018; and

c)	Filed Form 10-Qs for 2019, for the periods ended March 31, June 30 and September 30, and is filing this Form 10-K for the year ending December 31, 2019.

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

In March and April of 2020, we added new features to our ecosystem, including RTP (Real Time Payments), same day ACH capabilities, and SEPA payments options.

In December 2019, the company received PCI (Payment Card Industry) Level 1 certificate for its technology, its security, privacy, reliability and other aspects of its payment infrastructure.

In March of 2020, we added two platforms to our technology spectrum: we are now able to complete payouts in crypto currency, and we are also able to process same day international FOREX transactions.

Q1/20 signified the return of operations in full scale for the Company. In Q4/2019, the Company invested in research and development, improving its acquiring platform and enabling safer, faster and significantly more scalable services. These technology improvements allow for major new capabilities, including Real Time Payments (RTP), a very sought-after payment feature. This change also reduces the Company COGS. Although the Company saw a decrease in operations in Q4/2019, the improved platform is expected to perform better than its predecessor platform and increase total volumes while increasing profit margins and operating sustainability. The Company returned to ramping up commercial large-scale operations, on-boarding large number of clients, and increasing the Company operational bandwidth to accommodate the needs of its clients. To date in 2020, we continue to execute on these management directives.

Management is focused on the following KPI (Key Performance Indices):

KPI	Description
Annual Transactional Processing Volume (ATPV)

The Company plans on processing an amount greater than $1B in FY2020. The Company’s Book of Business exceeds the processing goals for the year. By Q4/2020, the Company projects daily volumes to reach multimillion USD.

Annual Gross Profit Margin (AGPM)	This index matches the Company goals and remains at levels supporting the Company’s financial projections.
Annual Gross Profit (AGP)	At the targeted Annual Transactional Processing Volume goal and targeted Annual Gross Profit Margin, projected Annual Gross Profit is $18-20M for FY2020.
Annual EBITDA	The Company objective is to stay at or above 3% of Total Transactional Volume. At the targeted Annual Transactional Processing Volume goal, the Annual EBITDA equals $12-14M.

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
New Clients Backlog (NCB)

The Company will continue to invest in on-boarding technologies in order to expedite the process and reduce backlog. There are five client statuses: application, KYC, on-boarding, integration, processing. Since January 1, 2020, the Company has moved to cater to fewer clients who are larger . We have met our goal to bring the NCB down to 200.

Client Attrition	Current attrition rates are under 5%. Company goal is to reduce it further and keep it under 3%.

[Table 2]

Based on the above and the current traction in Q2/20, the Company is comfortable projecting approximately $12-14M EBITDA in FY20.

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

Monthly lease rates during 2019 are shown in the table below:

	Start Date	End Date	Monthly Rent
Residential Lease (1)	Feb 23, 2018	Feb 22, 2019	2,040
Historic Decatur Road (2)	Mar 1, 2018	Oct 31, 2022	696
Virtual Office – Canada (3)	Mar 1, 2018	Feb 28, 2019	278
Canada Office (3)	May 3, 2018	July 31, 2019	1,372
Rio Vista	Dec 1, 2018	Jan 15, 2022	$10,729

(1) The Company leases residential space to house visiting consultants and prospective employees.

Item 3 – Legal Proceedings

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

Holders

As of May 6, 2020, there were 181,330,260 shares of common stock outstanding held by approximately 163 holders of record (not including an indeterminate number of beneficial holders of stock held in street name).

Warrants

There were no warrants issued nor outstanding as of December 31, 2019.

Dividends

There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Dividends are declared at the sole discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has never had an equity compensation plan.

Recent Issuance of Unregistered Securities

During the year ended December 31, 2019, we issued the following securities that were not registered under the Securities Act. Except where noted, all the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

a)	On or about May 10, 2019, we issued 10,000 shares to a non-affiliated legal consultant for services rendered.

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

Organization

GreenBox POS (the “Company” or “PubCo”) was formerly known as ASAP Expo, Inc (“ASAP”), which was incorporated on April 10, 2007 under the laws of the State of Nevada.

On April 12, 2018, pursuant to the Verbal Agreement, PubCo acquired PrivCo’s blockchain gateway and payment system business, point of sale system business, delivery business and kiosk business, bank and merchant accounts, as well as all intellectual property related thereto (the “GreenBox Business”). As consideration for the GreenBox Business, on April 12, 2018, PubCo assumed PrivCo’s liabilities that had been incurred in the normal course of the GreenBox Business (the “GreenBox Acquisition”).

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

New Name

On May 3, 2018, PubCo formally changed its name to GreenBox POS LLC, then subsequently changed its name to GreenBox POS on December 13, 2018.

 RESULTS OF OPERATIONS

The following results are for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019		2018		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Net revenue	$10,002,857	100.0%	$910,808	100.0%	$9,092,049	998.2%
Cost of revenue	11,091,140	110.9%	670,539	73.6%	10,420,601	1554.1%
Gross profit	(1,088,283)	-10.9%	240,269	26.4%	(1,328,552)	-552.9%

Operating expenses:
Advertising and marketing	45,928	0.5%	166,149	18.2%	(120,221)	-72.4%
Research and development	1,255,296	12.5%	376,871	41.4%	878,425	233.1%
Cash due from gateway reserve expense	-	0.0%	-	0.0%	-	1000.0%
Payroll and payroll taxes	1,429,136	14.3%	331,894	36.4%	1,097,242	330.6%
Professional fees	1,026,556	10.3%	767,869	84.3%	258,687	33.7%
General and administrative	750,078	7.5%	302,333	33.2%	447,745	148.1%
Depreciation and amortization	16,216	0.2%	6,608	0.7%	9,608	145.4%
Total operating expenses	4,523,210	45.2%	1,951,724	214.3%	2,571,486	131.8%

Loss from operations	(5,611,493)	-56.1%	(1,711,455)	-187.9%	(3,900,038)	227.9%

Other Income (Expense):
Interest (expense) income	(604,504)	-6.0%	(106,821)	-11.7%	(497,683)	465.9%
Interest expense - debt discount	(195,201)	-2.0%	-	0.0%	(195,201)	0.0%
Derivative expense	(634,766)	-6.3%	-	0.0%	(634,766)	0.0%
Changes in fair value of derivative liability	(415,297)	-4.2%	-	0.0%	(415,297)	-100.0%
Merchant fines and penalty income	2,776,687	27.8%	-	0.0%	2,776,687	-100.0%
Asset impairment	-	0.0%	(75,000)	-8.2%	75,000	-100.0%
Total other income (expense)	926,919	9.3%	(181,821)	-20.0%	1,108,740	-609.8%

Loss before provision for income taxes	(4,684,574)	-46.8%	(1,893,276)	-207.9%	(2,791,298)	147.4%

Provision for income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	$(4,684,574)	-46.8%	$(1,893,276)	-207.9%	$(2,791,298)	147.4%

Revenue

For the year ended December 31, 2019 and 2018, we recognized revenue of $10,002,857and $910,808, respectively. Throughout 2018, we conducted numerous tests of our products and services, and began to sign up our initial customers. After a soft launch of the GreenBox Network during the last few days of June 2018, when we began processing transactions, we processed approximately $5,100,000 in completed transactions on behalf of merchants. We believe this accomplishment to be indicative of the validity of our proprietary blockchain-based systems, which are the foundation of the GreenBox Network, and indicative of our future potential.

Cost of Goods Sold

Our Cost of Goods Sold (“COGS”) for payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. For the year ended December 31, 2019 and 2018, our COGS associated with payment processing was $11,091,140 and $670,539, respectively, which included the absorption by us, of chargebacks, which was limited to 2018, as a promotional tool. As regards Licensing Revenue, we do not incur any direct costs of services or products, thus we did not record COGS for Licensing Revenue.

Operating Expenses

Overall, operating expenses increased during 2019 as the Company ramped up operations. For the year ended December 31, 2019 and 2018, our general and administrative expense was $10,188,241 and $1,951,724, respectively; our legal and professional expenses, most of which were outsourced, were $1,026,556 and $767,869, respectively; and our R&D expense was $1,255,296 and $376,871, respectively. We incurred $5,665,031 of cash due from gateway reserve expense for the year ended December 31, 2019 and none in the prior year.

Non-Operating Expenses

For the year ended December 31, 2019 and 2018, we recorded non-operating expenses of $1,849,768 and $181,821, respectively, of which $604,504 and $106,821, respectively, were for interest, $634,766 represented derivative expense for the year ended December 31, 2019. We also recorded $75,000 as asset impairment for the year ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital for the periods presented is summarized as follows:

Cash Requirements

We incurred a working capital deficit of $4,429,424 as of December 31, 2019. For December 31, 2018, our working capital was $874,980. Based on our revenues, operational expenses, cash on hand and future operational needs, we will need to continue procuring capital from external sources, which may include equity, debt or hybrid financing, in order to fund operations.

Cash Flow

The following table shows cash flows for the periods presented:

	Years Ended December 31,
	2019	2018

Net cash provided by (used in) operating activities	$(165,556)	$(1,601,851)
Net cash provided by (used in) investing activities	(49,795)	(31,254)
Net cash provided by (used in) financing activities	684,671	1,834,730

Net increase (decrease) in cash, cash equivalents, and restricted cash	$469,320	$201,625

Operating Activities – For the years ended December 31, 2019 and 2018, net cash provided by (used in) operating activities was $(165,556) and $(1,601,851), respectively, was primarily due to net loss and timing of settlement of assets and liabilities.

Investing Activities – For the years ended December 31, 2019 and 2018, net cash used in investing activities was $(49,795) and $(31,254), respectively, primarily due to cash used for purchases of property and equipment.

Financing Activities – For the years ended December 31, 2019 and 2018, net provided by financing activities was $684,671 and $1,834,730, respectively, primarily due to borrowings and repayments of convertible debt and proceeds from issuances of common stock.

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

Item 8 – Financial Statements and Supplementary Data

The consolidated financial statements required by this item begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

Based on management's evaluation, our Chief Executive Officer and Executive Vice President concluded that, as a result of the material weaknesses described below, as of December 31, 2019, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2019 for the reasons discussed above.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their age, title, and biography as of May ___, 2020, are set forth below:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities we issued. Each such person is required to provide us with copies of the reports filed. Our two executive officers and directors have not yet filed any Forms 3, 4 or 5.

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

Item 11 – Executive Compensation

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (Principal Executive Officer) and our two most highly compensated executive officers other than the Principal Executive Officer during fiscal years 2019 and 2018 (collectively, the “Named Executive Officers”)

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary* ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Ben Errez Chairman / EVP	2019	$200,000	-	-	-	-	-	-	$200,000
	2018	$206,655	-	-	-	-	-	-	$206,655
Fredi Nisan CEO / Director	2019	$200,000	-	-	-	-	-	-	$200,000
	2018	$206,157	-	-	-	-	-	-	$206,157

   *Both Errez and Nisan were paid as consultants in 2018 and as employees in 2019.

Option/Stock Appreciation Grants in Fiscal Year Ended December 31, 2019

The Company has never had an equity compensation plan.

Outstanding Equity Awards at Fiscal Year-End Table

The Company has no outstanding equity awards as of December 31, 2019.

Employment/Consulting Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has not entered into employment agreements or other compensation agreements with its executive officers. All employee contracts are “at will.”

Director Compensation

Our two current directors are executive officers and majority shareholders through their shared majority ownership of PrivCo, which held approximately 85% of our issued and outstanding shares as of December 31, 2019. During 2019, we did not separately compensate our directors for their service on the Board of Directors.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth certain information, based on the 181,330,260 shares of our common stock outstanding as of May 5, 2020 date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at 8880 Rio San Diego Drive, Suite 102, San Diego, California.

Name and Address of Owner	Shares of Common Stock Owned Beneficially	Percent of Class

Investors
GreenBox POS LLC (1) (2)	141,735,244	78.1%

Officers, Directors & Related Persons
Ben Errez (3)	70,867,622	39.0%
Fredi Nisan (4)	70,867,622	39.0%
Total	141,735,244	78.1%

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

Item 14 – Principal Accounting Fees and Services

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2019 and December 31, 2018 for professional services rendered by our independent registered public accounting firm auditors for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by independent accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,
	2019	2018
Audit Fees (audit for original filings)	$58,000	$12,000
Audit Fees (audit for amended filings)	$-	$34,560
Tax Fees	$-	$20,750
Total	$58,000	$67,310

In the above table, Audit Fees are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Tax fees” are fees billed for professional services rendered for tax compliance, tax advice and tax planning. The audit fees include review of our interim financial statements and year-end audit. The aggregate fees billed collectively by BF Borgers CPA PC (“Borgers”), for professional services rendered for the audit of our amended annual financial statements for the years ended December 31, 2018, including review of our interim amended financial statements.

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

c)	Exhibits:

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation, filed August 29, 2007	S-1	3.1	02/12/2008

3.2	Certificate of Amendment to Articles of Incorporation, filed October 18, 2017	10-K	3.2	04/16/2019

3.3	Certificate of Amendment to Articles of Incorporation, filed May 3, 2018	10-K	3.3	04/16/2019

3.4	Certificate of Amendment to Articles of Incorporation, filed December 13, 2018	10-K	3.4	04/16/2019

3.5	Bylaws of GreenBox POS	S-1	3.2	02/12/2008

4.1	Convertible Promissory Note issued March 15, 2018, to RB Capital Partners, Inc.	10-K/A	4.1	02/07/2020

4.2	Convertible Promissory Note issued August 6, 2018, to Power Up Lending Group Ltd.	8-K	10.2	11/14/2018

4.3	Convertible Promissory Note issued September 27, 2018, to Power Up Lending Group Ltd.	8-K	10.3	11/14/2018

4.4	Convertible Promissory Note issued November 26, 2018, to RB Capital Partners, Inc.	10-K/A	4.4	02/07/2020

4.5	Convertible Promissory Note issued December 27, 2018, to 102065761 SASKATCHEWAN LTD.	10-K/A	4.5	02/07/2020

10.1	Purchase Agreement, effective March 23, 2018, by and among Frank Yuan and Vicky PMW Yuan (together, “Seller”), and GreenBox POS, LLC	8-K	10.1	05/17/2018

10.2	Asset Purchase Agreement dated April 11, 2018, by and between ASAP Expo, Inc. and ASAP Property Holdings Inc.	8-K	99.1	09/06/2018

10.3	Securities Purchase Agreement dated August 6, 2018, by and between GreenBox Pos LLC, and Power Up Lending Group Ltd	8-K	10.1	11/14/2018

10.4	Asset Purchase Agreement, dated January 4, 2020, by and between GreenBox POS and GreenBox POS LLC	8-K	10.1	01/07/2020

10.5	Software License and Services Agreement, dated December 17, 2018, by and among GreenBox POS, Cultivate Technologies, LLC and MTrac Tech Corp.	10-K/A	10.5	02/07/2020

21.1	Subsidiaries of the Registrant - None.				X

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				X

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				X

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

 * In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GreenBox POS

Date: May 15, 2020	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: May 15, 2020	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Ben Errez
Ben Errez
Chairman of the Board and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

GREENBOX POS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of GreenBox POS

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GreenBox POS as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

May 15, 2020

GREENBOX POS

CONSOLIDATED BALANCE SHEETS

		(Restated)
December 31,	2019	2018

ASSETS

Current Assets:
Cash and cash equivalents	$-	$45,854
Restricted cash	763,110	239,124
Accounts receivable, net of allowance for bad debt of $5,665,031 and $0, respectively	70,257	49,998
Accounts receivables from fines and fees from merchant, net of allowance for bad debt of $6,665,031 and $0, respectively.	2,776,687	-
Cash due from gateways, net	8,426,844	630,699
Prepaid and other current assets	42,062	37,232
Total current assets	12,078,960	1,002,907

Non-current Assets:
Property and equipment, net	66,491	30,715
Operating lease right-of-use assets, net	229,639	-
Total non-current assets	296,130	30,715

Total assets	$12,375,090	$1,033,622

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$504,505	$127,029
Other current liabilities	15,100	9,401
Accrued interest	368,071	29,871
Payment processing liabilities, net	14,021,892	865,086
Short-term notes payable, net of debt discount of $32,418 and $0, respectively	741,253	-
Convertible debt	807,500	846,500
Derivative liability	1,050,063	-
Current portion of operating lease liabilities	113,935	-

Total current liabilities	17,622,319	1,877,887
Operating lease liabilities, less current portion	120,110	-
Long-term debt	-	75,000

Total liabilities	17,742,429	1,952,887

Commitments and contingencies

Stockholders' Deficit:
Common stock, par value $0.001, 495,000,000 shares authorized, shares issued and outstanding of 169,862,933 and 166,390,363, respectively	169,863	166,390
Common stock - issuable	695	1,000
Additional paid-in capital	1,179,272	945,940
Accumulated deficit	(6,717,169)	(2,032,595)
Total stockholders' deficit	(5,367,339)	(919,265)

Total liabilities and stockholder's deficit	$12,375,090	$1,033,622

The accompanying notes are an integral part of these audited financial statements.

GREENBOX POS

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2019	2018

Net revenue	$10,002,857	$910,808
Cost of revenue	11,091,140	670,539

Gross profit	(1,088,283)	240,269

Operating expenses:
Advertising and marketing	45,928	166,149
Research and development	1,255,296	376,871
Cash due from gateway reserve expense	-	-
Payroll and payroll taxes	1,429,136	331,894
Professional fees	1,026,556	767,869
General and administrative	750,078	302,333
Depreciation and amortization	16,216	6,608
Total operating expenses	4,523,210	1,951,724

Loss from operations	(5,611,493)	(1,711,455)

Other income (expense):
Interest expense - debt discount	(195,201)	-
Interest (expense) income	(604,504)	(106,821)
Derivative expense	(634,766)	-
Changes in fair value of derivative liability	(415,297)	-
Merchant fines and penalty income	2,776,687	-
Asset impairment	-	(75,000)
Total other expense, net	926,919	(181,821)

Loss before provision for income taxes	(4,684,574)	(1,893,276)

Income tax provision	-	-

Net loss	$(4,684,574)	$(1,893,276)

Earnings (loss) per share:
Basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	167,818,209	88,662,960

The accompanying notes are an integral part of these audited financial statements.

GREENBOX POS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock				Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2017	14,445,363	$14,445	-	$-	$185,655	$(139,319)	$60,781

Common stock issued	144,445,000	144,445	-	-	611,285	-	755,730

Shares issued	7,500,000	7,500	-	-	-	-	7,500

Shares to be issued	-	-	1,000,000	1,000	149,000	-	150,000

Net loss	-	-	-	-	-	(1,893,276)	(1,893,276)

Balance at December 31, 2018	166,390,363	$166,390	1,000,000	$1,000	$945,940	$(2,032,595)	$(919,265)

Common stock issuable under convertible debt	-	-	25,000	4,500	-	-	4,500

Warrants issuable under convertible debt	-	-	125,000	-	55,311	-	55,311

Common stock and warrants issuable forfeited	-	-	(150,000)	(4,500)	(55,311)	-	(59,811)

Share issued to employees and vendor	860,000	860	-	-	85,640	-	86,500

Shares issuable from conversion of convertible debt	-	-	2,307,692	2,308	147,692	-	150,000

Shares issued from conversion of convertible debt	2,307,692	2,308	(2,307,692)	(2,308)	-	-	-

Shares issued from issuable shares	304,878	305	(304,878)	(305)	-	-	-

Net loss	-	-	-	-	-	(4,684,574)	(4,684,574)

Balance at December 31, 2019	169,862,933	$169,863	695,122	$695	$1,179,272	$(6,717,169)	$(5,367,339)

The accompanying notes are an integral part of these audited financial statements.

GREENBOX POS

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2019	2018

Cash flows from operating activities:
Net loss	$(4,684,574)	$(1,893,276)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	14,019	6,608
Interest expense - debt discount	195,201	-
Stock compensation expense	86,500	-
Derivative expense	634,766	-
Changes in fair value of derivative liability	415,297	-
Noncash lease expense	(4,406)	-
Changes in assets and liabilities:
Accounts receivable	(20,259)	(49,998)
Accounts receivables from fines and fees from merchant, net	(2,776,687)	-
Prepaid and other current assets	(4,830)	(33,893)
Cash due from gateways, net	(7,796,145)	(630,699)
Accounts payable	377,476	95,049
Other current liabilities	5,699	9,401
Accrued interest	235,581	29,871
Payment processing liabilities, net	13,156,806	865,086
Deferred income	-	-
Net cash provided by (used in) operating activities	(165,556)	(1,601,851)

Cash flows from investing activities:
Purchases of property and equipment	(49,795)	(31,254)
Net cash used in investing activities	(49,795)	(31,254)

Cash flows from financing activities:
Borrowings from convertible debt	482,500	921,500
Repayments on convertible debt	(496,500)	-
Repayment on long-term debt	(75,000)	-
Borrowings from short-term notes payable	1,132,975
Repayments on short-term notes payable	(359,304)
Proceeds from issuances of common stock	-	913,230
Net cash provided by financing activities	684,671	1,834,730

Net increase (decrease) in cash, cash equivalents, and restricted cash	469,320	201,625

Cash, cash equivalents, and restricted cash – beginning of year	284,978	83,353

Cash, cash equivalents, and restricted cash – end of year	$763,110	$284,978

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$266,304	$152,868
Income taxes	$800	$800

Non-cash financing activities:
Convertible debt conversion to common stock	$(150,000)	$-

The accompanying notes are an integral part of these audited financial statements.

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

The Company was formerly known as ASAP Expo, Inc (“ASAP”), which was incorporated April 10, 2007 under the laws of the State of Nevada. On January 4, 2020, PubCo and GreenBox POS LLC, a Washington limited liability company (“PrivCo”), entered into an Asset Purchase Agreement (the “Agreement”), to memorialize a verbal agreement (the “Verbal Agreement”) entered into on April 12, 2018, by and among PubCo (the buyer) and PrivCo, which was formed on August 10, 2017 (the seller). On April 12, 2018, pursuant to the Verbal Agreement, PubCo acquired PrivCo’s blockchain gateway and payment system business, point of sale system business, delivery business and kiosk business, bank and merchant accounts, as well as all intellectual property related thereto (the “GreenBox Business”). As consideration for the GreenBox Business, on April 12, 2018, PubCo assumed PrivCo’s liabilities that had been incurred in the normal course of the GreenBox Business (the “GreenBox Acquisition”).

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

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

Going Concern

As of December 31, 2019, the Company had cash, cash equivalents, and restricted cash of $254,617, has incurred a net loss of $1,425,058 for the nine months ended September 30, 2019, and has accumulated a deficit of $3,457,653 as of September 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Additionally, as the GreenBox ecosystem grows, substantially larger volumes of working capital financing will be required to support our platform’s growth. The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, we will have to develop and implement a plan to further extend payables, reduce overhead or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

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

Cash, Cash Equivalents and Restricted Cash

The Company’s cash, cash equivalent and Restricted cash represents the following:

●

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has cash equivalents of $0 and $45,854, excluding cash held for settlement liabilities, as of December 31, 2019 and December 31, 2018, respectively.

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31, 2019	December 31, 2018

Cash and cash equivalents	$-	$45,854
Restricted cash	763,110	239,124

Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$763,110	$284,978

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were $45,928 and $166,149 for the years ended December 31, 2019 and 2018, respectively.

Research and Development Costs

Research and development costs, which are expensed as incurred, are primarily comprised of costs and expenses for salaries and benefits for research and development personnel, outsourced contract services, and supplies and materials costs. Research and development expenses were $1,255,296 and $376,871 for the years ended December 31, 2019 and 2018, respectively.

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounts Receivables from Fines and Fees from Merchants

The fines and penalties charged to the Company’s merchants is a normal course of business and historically, the Company has had more than 90% collections success rate.   These fees and penalties represent certain chargebacks which are at fault by the Company’s merchants and are imposed as the merchant agreement between the Company and the merchant.  The Company has legal rights under the merchant agreement to claim the chargeback.  These chargebacks, fees, and fines are earned and delivered because the Company has been “chargebacked” by the Gateways and the Company has legal rights under the agreement to claim this against the merchants.

In end of Q3 2019, GreenBox received constructive notice of potential violations of its Terms of Service by a merchant, The Good People Farms (“TGPF”).   An ongoing audit and investigation of this account resulted in the discovery of a number of violations GreenBox believes TGPF is responsible for, including but not limited to violations of VISA, Mastercard, and American Express’s rules.

This investigation is ongoing, but initial results indicate that excessively high chargeback percentages are connected with fraudulent activity and / or transaction laundering. These issues lead to the implementation of aggressive bank reserves, stunting GreenBox’s ability to conduct business and contributed to undetermined consequential damages. GreenBox promptly terminated the merchant account and placed all processed funds on reserve.

Although the investigation is ongoing, GreenBox estimates that the total amount of fees, fines, and chargebacks are currently $9,441,718.  The Company has provided for an allowance for bad debt of $6,665,031 on the gross balance of $9,441,718 bringing to net balance of $2,776,687.   To date, GreenBox has successfully recouped $840,739.33 (collected in 2019).  The Company expects to recoup at minimum approximately $2.8M in fiscal year 2020.   The Company may assess $100,000 per fraudulent transactions but the Company used $5,000 per transaction to calculate the fees and fines.

The Company recorded net balance of $2,776,687 as other income in the statements of operations for the year ended December 31, 2019.

Accounts Receivable and Allowance for Bad Debt

The Company maintains an allowance for doubtful accounts for estimated losses from the inability of customers to make required payments. The allowance for doubtful accounts is evaluated periodically based on the aging of accounts receivable, the financial condition of customers and their payment history, historical write-off experience and other assumptions, such as current assessment of economic conditions.

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

December 31, 2019	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$1,050,063

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

Earnings Per Share

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings/loss per share is the same as the basic earnings/loss per share for the years ended December 31, 2019 and 2018, as there are no potential shares outstanding that would have a dilutive effect.

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases

Prior to January 1, 2019, the Company accounted for leases under Accounting Standards Codification (ASC) 840, Accounting for Leases. Effective from January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases.

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

The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use assets and operating lease liabilities of liabilities of $229,639 and $234,045, respectively as of December 31, 2019. The difference between the operating lease ROU assets and operating lease liabilities at transition represented tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

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

The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use assets and operating lease liabilities of liabilities of $229,639 and $234,045, respectively as of December 31, 2019. The difference between the operating lease ROU assets and operating lease liabilities at transition represented tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Other recently issued accounting updates are not expected to have a material impact on the Company’s financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

The table below shows the status of transaction settlements:

	December 31, 2019	December 31, 2018
Settlement Processing Assets:
Cash held for settlements	$763,110	$239,124
Cash due from gateways	3,073,183	291,112
Amount due from gateways and merchants – hold and fees	4,824,223	-
Chargeback allowances (1)	-	(139,374)
Reserves (2)	5,353,661	474,224
Total before allowance for uncollectable	14,014,177	865,086
Allowance for uncollectable – hold and fees	(5,587,333)	-
Total – settlement processing assets	$8,426,844	$865,086

Settlement Processing Liabilities:
Settlement liabilities to merchants	14,014,177	786,425
Settlement liabilities to ISOs	-	107,342
Refund allowances (3)	-	(28,681)
Totals	$14,014,177	$865,086

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

5.	CASH DUE FROM GATEWAYS

Cash due from gateways consisted of the following:

	December 31, 2019	December 31, 2018

Cash due from Gateways	$3,073,183	$291,112
Amount due from gateways and merchants – hold and fees	4,824,223	-
Reserves (2)	5,353,661	474,224

Total cash due from gateways	13,251,067	765,336
Chargeback Allowances (1)	-	(134,637)
Allowance of uncollectable – hold and fees	(4,824,223)	-

Total cash due from gateways, net	$8,426,844	$630,699

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

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2019	December 31, 2018

Computers	$38,938	$15,285
Furniture	37,339	4,919
Kiosks	12,750	12,750
Vehicles	4,578	4,578

Total property and equipment	93,605	37,532
Less: Accumulated depreciation	(27,114)	(6,817)

Total property and equipment, net	$66,491	$30,715

Depreciation expense was $16,530 and $6,608 for the years ended December 31, 2019 and 2018, respectively.

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

7.	PAYMENT PROCESSING LIABILITIES, NET

Payment processing liabilities consisted of the following:

	December 31, 2019	December 31, 2018

Settlement liabilities to merchants	$14,014,177	$786,425
Settlement liabilities to ISOs	-	107,342

Total processing liabilities	14,014,177	893,767
Refund allowances	-	(28,681)

Total payment processing liabilities	$14,014,177	$865,086

The Refund Allowance shown in the table above reflects our estimate of potential refunds that may be realized in 2019, which are connected to sales transactions that occurred in 2018. The allowance decreases the amount that GreenBox owes to Merchants using our proprietary ecosystem. In 2019, the actual dollar amount of refunds with be reconciled with our allowance.

8.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	December 31, 2019	December 31, 2018

March 11, 2019 ($500,000) – 8% one-time interest charge with outstanding principal and interest due October 6, 2019.	$500,000	$-
December 27, 2018 ($150,000) – 12% interest per annum paid quarterly with outstanding principal and remaining interest due December 12, 2019.	-	150,000
December 13, 2018 ($83,000) – 10% interest per annum with outstanding principal and interest due December 13, 2019.	-	83,000
November 26, 2018 ($200,000) – 12% interest per annum with outstanding principal and interest due November 26, 2019.	200,000	200,000
September 27, 2018 ($53,000) – 10% interest per annum with outstanding principal and interest due September 27, 2019.	-	53,000
August 6, 2018 ($253,000) – 10% interest per annum with outstanding principal and interest due August 6, 2019.	-	253,000
March 15, 2018 ($300,00) – 12% interest per annum with outstanding principal and interest due March 15, 2019.	107,500	107,500

Total convertible notes payable	$807,500	$846,500

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

8.	CONVERTIBLE NOTES PAYABLE (continued)

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

8.	CONVERTIBLE NOTES PAYABLE (continued)

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

9.	SHORT-TERM NOTES PAYABLE

Short-term notes payable consisted of the following:

	December 31, 2019	December 31, 2018

December 10, 2019 ($260,000) – Total interest charge of $106,000 with daily installments (5 days per week) of $4,073 for four months totaling $366,000.	$213,671	$-
December 9, 2019 ($200,000) – Total interest charge of $40,000 with 15 weekly installments of $16,000 totaling $240,000.	160,000	-
November 12, 2019 ($400,000) – Total interest charge of $196,000 with daily installments (5 days per week) of $5,960 for four months totaling $596,000.	400,000	-

Total short-term notes payable	$773,671	-

Debt discount	(32,418)

Total short-term notes payable, net of debt discount	$741,253

Fox Capital Group, Inc. - $260,000

On or about December 5, 2019, PubCo entered into a Secured Merchant Agreement with Fox Capital Group, Inc. (“Fox”). Under the terms of the Secured Merchant Agreement, the Company agreed to sell Fox $366,000 of future incoming cashflow from the GreenBox Business, to be delivered to Fox in daily installments of $4,073, for $260,000, from which $26,000 in fees was deducted, providing the Company with net cash of $234,000. For accounting purposes, the Company recorded this transaction as a loan of $260,000, with interest of $106,000, which will be repaid over the following four months. Both Nisan and Errez, individually, signed personal guarantees for this Secured Merchant Agreement.

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

9.	SHORT-TERM NOTES PAYABLE (continued)

Complete Business Solutions Group, Inc. - $200,000

On or about December 9, 2019, PubCo entered into an Agreement for the Purchase and Sale of Future Receivables (the “Purchase and Sale Agreement”) with Complete Business Solutions Group Inc, (“CBSG”). Under the terms of the Purchase and Sale Agreement, we agreed to sell CBSG $240,000 of future incoming cashflow from the GreenBox Business, to be delivered to CBSG in weekly installments of $16,000, for $200,000, from which $35 in fees was deducted, providing us with net cash of $199,965. For accounting purposes, we recorded this transaction as a loan of $200,000, with interest of $40,000, which will be repaid over the following four months. Both Nisan and Errez, individually, signed personal guarantees for this Purchase and Sale Agreement.

West Coast Business Capital, LLC - $400,000

On or about November 12, 2019, the Company entered into a Purchase Agreement with West Coast Business Capital, LLC (“West Coast”). Under the terms of the Purchase Agreement, the Company agreed to sell West Coast $596,000 of future incoming cashflow from the GreenBox Business, to be delivered to West Coast in daily installments of $5,960, for $400,000, from which $16,000 in fees was deducted, providing the Company with net cash of $384,000. For accounting purposes, the Company recorded this transaction as a loan of $400,000, with interest of $196,000, which will be repaid over the following four months. Both Nisan and Errez, individually, signed personal guarantees for this Purchase Agreement.

MTrac - $200,000

On or about September 10, 2019, the Company entered into a loan agreement of $200,000 including fixed interest of $72,975. The loan was fully paid off on September 23, 2019.

10.	DERIVATIVE LIABILITY

Derivative liability consisted of the following:

	December 31, 2019	December 31, 2018

Beneficial conversion feature – convertible debt	$1,050,063	$-

Total derivative liability	$1,050,063	$-

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

10.	DERIVATIVE LIABILITY (continued)

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

11.	INCOME TAXES

The Company did not have income tax provision (benefit) due to net loss and deferred tax assets having a full valuation allowances as of and for the year ended December 31, 2019 and 2018.

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 21% to earnings before income taxes, as follows:

	Years Ended December 31,
	2019	2018

Book income at statutory rate	21.00%	21.00%
Others	0%	-0.80%
Change in Valuation Allowance	-21.00%	-20.14%

Effective income tax rate	0%	0.06%

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	December 31, 2019	December 31, 2018

Deferred tax assets (liabilities):
Charitable contributions	$-	$(3,700)
Unearned revenue	-	(75,600)
Depreciation	-	(26,300)
Net operating loss carryforward	498,888	612,800

Total deferred tax assets, net	498,888	507,200
Valuation allowance	(498,888)	(507,300)

Net deferred tax assets (liabilities)	$-	$(100)

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

11.	INCOME TAXES (continued)

The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of December 31, 2019, the Company had federal and California net operating loss carryforwards of approximately $2.4 million. The federal and California net operating loss carryforwards will expire at various dates from 2026 through 2028; however, $2.4 million of the Federal operating loss does not expire and will be carried forward indefinitely.

As of December 31, 2019 and 2018, the Company maintained full valuation allowance for net operating loss carryforward deferred tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated federal income tax returns are open for years 2016 and after, and state and local income tax returns are open for years 2015 and after.

12.	EQUITY TRANSACTIONS

The Company issued the following common shares:

●	On or about May 10, 2019, PubCo issued 10,000 shares to a non-affiliated legal consultant for services rendered.
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

o	On or about January 4, 2019, PrivCo inadvertently transferred 50,000 restricted PubCo shares to a non-affiliated service provider to PubCo for services rendered to PubCo.
o	On or about January 4, 2019, PrivCo inadvertently transferred 35,000 PubCo shares of to a non-affiliated service provider to PubCo for services rendered to PubCo.

13.	RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Related Party Employees and Employee Entity:

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

13.	RELATED PARTY TRANSACTIONS (continued)

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

13.	RELATED PARTY TRANSACTIONS (continued)

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

■

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

■

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

13.	RELATED PARTY TRANSACTIONS (continued)

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

The Company did not pay any commissions to Charge Savvy or Cultivate for the three and nine months ended September 30, 2019 and 2018.

14.	EXCLUSIVE LICENCING AGREEMENT - MTrac

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

14.	EXCLUSIVE LICENCING AGREEMENT – Mtrac (continued)

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

15.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has the following legal proceedings:

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

15.	COMMITMENTS AND CONTINGENCIES (continued)

Legal Proceedings (continued)

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

Operating Leases

The Company entered into the following operating facility lases:

●

Hyundai Rio Vista – On October 4, 2018, the Company entered into an operating facility lease for its corporate office located in San Diego with 38 months term and with option to renew. The lease started on October 4, 2018 and expires on October 3, 2021

The Company entered into an operating lease for corporate location on October 4, 2018. Rent expense paid under the lease agreements for the year ended December 31, 2019 was $127,680 and for the year ended December 31, 2018 was $0.

For operating leases, we calculated right of use assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the incremental borrowing rate. The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use asset and operating lease liabilities of $229,639 and $120,110 respectively, as of December 31, 2019. The difference between the operating lease ROU asset and operating lease liabilities at transition represented existing deferred rent expenses and tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

In accordance with ASC 842, the components of lease expense were as follows:

	December 31,
	2019	2018

Operating lease expense – Hyundai Rio Vista	$4,406	$-

Total lease expense	$4,406	$-

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

15.	COMMITMENTS AND CONTINGENCIES (continued)

In accordance with ASC 842, maturities and operating lease liabilities as of December 31, 2019 were as follows:

For the year ended	Hyundai Rio Vista, Inc.

Undiscounted cash flows:
2019	$-
2020	110,948
2021	95,026
2022	-
2023	-
2024	-
Thereafter	-
Total undiscounted cash flows	205,974

Discounted cash flows:
Lease liabilities - current	113,935
Lease liabilities - long-term	120,110
Total discounted cash flows	234,045

Difference between undiscounted and discounted cash flows	$(28,071)

In accordance with ASC 842, future minimum lease payments as of December 31, 2019 were as follows:

For the year ended	Hyundai Rio Vista, Inc.

2019	$-
2020	132,601
2021	124,944
2022	-
2023	-
Thereafter	-

Total	$257,545

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

16.	SUBSEQUENT EVENTS

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

16.	SUBSEQUENT EVENTS

●	Purchase Agreements – The Company entered into the following purchase agreements:

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