Form 10-Q
period 2020-03-31
GreenBox POS
filed 2020-05-28
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

Number of shares outstanding of the issuer’s classes of common equity, as of May 26, 2020 was 181,430,260 Shares of Common Stock (One Class)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENBOX POS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2020	2019

ASSETS

Current Assets:
Cash and cash equivalents	$-	-
Restricted cash	306,479	763,110
Accounts receivable, net of allowance for bad debt of $0 and $0, respectively	33,052	70,257
Accounts receivables from fines and penalties from merchants, net of allowance for bad debt of $6,665,031	2,776,687	2,776,687
Cash due from gateways, net	3,402,324	8,426,844
Prepaid and other current assets	84,676	42,062
Total current assets	6,603,218	12,078,960

Non-current Assets:
Property and equipment, net	73,679	66,491
Operating lease right-of-use assets, net	198,063	229,639
Total non-current assets	271,742	296,130

Total assets	$6,874,960	12,375,090

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$498,234	504,505
Other current liabilities	-	15,100
Accrued interest	317,156	368,071
Payment processing liabilities, net	10,660,328	14,021,892
Short-term notes payable, net of debt discount of $32,418 and $2,342, respectively	329,418	741,253
Convertible debt	480,000	807,500
Derivative liability	4,872,448	1,050,063
Current portion of operating lease liabilities	86,766	113,935

Total current liabilities	17,244,350	17,622,319
Operating lease liabilities, less current portion	120,109	120,110

Total liabilities	17,364,459	17,742,429

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001, 495,000,000 shares authorized and 175,921,993 and 169,862,933 shares issued and outstanding, respectively	175,922	169,863
Common stock - issuable	-	695
Additional paid-in capital	1,293,588	1,179,272
Accumulated deficit	(11,959,009)	(6,717,169)
Total stockholders' deficit	(10,489,499)	(5,367,339)

Total liabilities and stockholder's deficit	$6,874,960	12,375,090

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019

Revenue	$187,205	$967,998

Cost of revenue	247,305	727,291

Gross profit (loss)	(60,100)	240,707

Operating expenses:
Advertising & Marketing	11,885	13,006
Research and development	286,548	103,922
General and administrative	760,940	495,301
Depreciation and amortization	5,376	2,840
Total operating expenses	1,064,749	615,069

Loss from operations	(1,124,849)	(374,362)

Other income (expense):
Interest expense	(288,590)	(150,215)
Interest expense - debt discount	(30,076)	(188,273)
Derivative expense	-	(634,766)
Changes in fair value of derivative liability	(3,822,385)	46,788
Other income or expense	24,060	(167)
Total other expense, net	(4,116,991)	(926,633)

Loss before provision for income taxes	(5,241,840)	(1,300,995)

Income tax provision	-	-

Net loss	$(5,241,840)	(1,300,995)

Earnings (loss) per share:
Basic and diluted	$(0.03)	(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	173,960,411	166,390,363

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock				Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2019	169,862,933	$169,863	695,122	$695	$1,179,272	$(6,717,169)	$(5,367,339)

Shares issuable adjustment	-	-	(695,122)	(695)	695	-	-

Common stocks issued from settlement of convertible notes	6,000,000	6,000	-	-	109,550	-	115,550

Common stocks issued for professional fees	59,000	59	-	-	4,071	-	4,130

Net loss	-	-	-	-	-	(5,241,840)	(5,241,840)

Balance at March 31, 2020	175,921,933	$175,922	-	$-	$1,293,588	$(11,959,009)	$(10,489,499)

	Common Stock				Additional Paid-In	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Income (Loss)	(Deficit)

Balance at December 31, 2018	166,390,363	$166,390	1,000,000	$1,000	$945,940	$(2,032,595)	$(919,265)

Common stock issuable under convertible debt	-	-	25,000	4,500	-	-	4,500

Warrants issuable under convertible debt	-	-	125,000	-	55,311	-	55,311

Net loss	-	-	-	-	-	(1,300,995)	(1,300,995)

Balance at March 31, 2019	166,390,363	$166,390	1,150,000	$5,500	$1,001,251	$(3,333,590)	$(2,160,449)

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(5,241,840)	(1,300,995)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	5,376	2,840
Noncash lease expense	4,406	2,146
Stock compensation expense	4,130	-
Amortization expense - debt discount	30,076	-
Interest expense - warrants issued under convertible debt	-	184,811
Derivative expense	-	634,766
Changes in fair value of derivative liability	3,822,385	(46,788)

Changes in assets and liabilities:
Accounts receivable, net	37,205	(1,294)
Prepaid and other current assets	(42,614)	20,337
Cash due from gateways, net	5,024,520	(1,525,985)
Accounts payable	(6,271)	6,308
Other current liabilities	(15,100)	36,683
Accrued interest	7,135	20,930
Payment processing liabilities, net	(3,361,564)	2,023,121
Net cash provided by operating activities	267,844	56,880

Cash flows from investing activities:
Purchases of property and equipment	(12,564)	(25,769)
Net cash used in investing activities	(12,564)	(25,769)

Cash flows from financing activities:
Borrowings from convertible debt	-	375,000
Repayments on convertible debt	(270,000)	(496,500)
Repayments on short-term notes payable, net	(441,911)	-
Repayment on long-term debt	-	(75,000)
Proceeds from issuances of common stock	-	-
Net cash used in financing activities	(711,911)	(196,500)

Net decrease in cash, cash equivalents, and restricted cash	(456,631)	(165,389)

Cash, cash equivalents, and restricted cash – beginning of period	763,110	284,978

Cash, cash equivalents, and restricted cash – end of period	$306,479	119,589

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$339,505	167,343
Income taxes	$800	800

Disclosures of non-cash activities under investing activities:
Convertible debt converted to common stock	$57,500	-
Interest accrual from convertible debt converted to common stock	$58,050	-

 The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

The balance sheets and certain comparative information as of December 31, 2019 are derived from the audited financial statements and related notes for the year ended December 31, 2019 (“2019 Annual Financial Statements”), included in the Company’s 2019 Annual Report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the 2019 Annual Financial Statements.

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

Going Concern

As of March 31, 2020, the Company had cash and cash equivalents of $0, has incurred a net loss of $5,241,840 for the three months ended March 31, 2020, and has accumulated a deficit of $11,959,009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Additionally, as the GreenBox ecosystem grows, substantially larger volumes of working capital financing will be required to support our platform’s growth.

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

Cash, Cash Equivalents and Restricted Cash

The Company’s cash, cash equivalent and Restricted cash represents the following:

●

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has cash equivalents of $0 and $0, excluding cash held for settlement liabilities, as of March 31, 2020 and December 31, 2019, respectively.

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

	March 31, 2020	December 31, 2019

Cash and cash equivalents	$-	$-
Restricted cash	306,479	763,110

Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$306,479	$763,110

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were $11,885 and $13,006 for the three months ended March 31, 2020 and 2019, respectively.

Research and Development Costs

Research and development costs, which are expensed as incurred, are primarily comprised of costs and expenses for salaries and benefits for research and development personnel, outsourced contract services, and supplies and materials costs. Research and development expenses were $286,548and $103,922 for the three months ended March 31, 2020 and 2019, respectively.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

March 31, 2020	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$4,872,448

December 31, 2019	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$1,050,063

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

Earnings Per Share

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings/loss per share is the same as the basic earnings/loss per share for the three months ended March 31, 2020 and 2019, as there are no potential shares outstanding that would have a dilutive effect.

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

The table below shows the status of transaction settlements:

	March 31, 2020	December 31, 2019
Settlement Processing Assets:
Cash held for settlements	$306,479	$763,110
Cash due from gateways	398,654	3,073,183
Amount due from gateways and merchants – hold and fees	6,951,824	4,824,223
Reserves (1)	3,003,370	5,353,661
Total before allowance for uncollectable	10,660,327	14,014,177
Allowance for uncollectable – hold and fees	(7,258,003)	(5,587,333)
Total – settlement processing assets	$3,402,324	$8,426,844

Settlement Processing Liabilities:
Settlement liabilities to merchants	10,660,328	14,021,892
Settlement liabilities to ISOs	-	-
Refund allowances	-	-
Totals	$10,660,328	$14,021,892

(1) Reserves are essentially an escrow fund that protects a gateway/card issuer from financial losses. In the Reserve, funds are held until chargeback time limits expire.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

4.	CASH DUE FROM GATEWAYS

Cash due from gateways consisted of the following:

	March 31, 2020	December 31, 2019

Cash due from Gateways	$398,654	$3,073,183
Amount due from gateways and merchants – hold and fees	6,951,824	4,824,223
Reserves (1)	3,003,370	5,353,661

Total cash due from gateways	10,353,848	13,251,067
Allowance of uncollectable – hold and fees	(6,951,524)	(4,824,223)

Total cash due from gateways, net	$3,402,324	$8,426,844

(1) Reserves are essentially an escrow fund that protects a gateway/card issuer from financial losses. In the Reserve, funds are held until chargeback time limits expire.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2020	December 31, 2019

Computers	$47,322	$38,938
Furniture	40,320	37,339
Kiosks	7,671	12,750
Vehicles	4,578	4,578

Total property and equipment	99,891	93,605
Less: Accumulated depreciation	(26,212)	(27,114)

Total property and equipment, net	$73,679	$66,491

Depreciation expense was $5,376 and $2,840 for the three months ended March 31, 2020 and 2019, respectively.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

6.	PAYMENT PROCESSING LIABILITIES, NET

Payment processing liabilities consisted of the following:

	March 31, 2020	December 31, 2019

Settlement liabilities to merchants	$10,660,328	$14,021,892
Settlement liabilities to ISOs	-	-

Total processing liabilities	10,660,328	14,021,892
Refund allowances	-	-

Total payment processing liabilities	$10,660,328	$14,021,892

7.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	March 31, 2020	December 31, 2019

March 11, 2019 ($500,000) – 8% one-time interest charge with outstanding principal and interest due October 6, 2019.	$480,000	$500,000
November 26, 2018 ($200,000) – 12% interest per annum with outstanding principal and interest due November 26, 2019.	-	200,000
March 15, 2018 ($300,00) – 12% interest per annum with outstanding principal and interest due March 15, 2019.	-	107,500

Total convertible notes payable	$480,000	$807,500

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

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

7.	CONVERTIBLE NOTES PAYABLE (continued)

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

RB Cap – $200,000

On November 26, 2018, PubCo issued a convertible promissory note for $200,000 to RB Cap (the “RB Cap $200K Note”). The note incurs interest at 12% per year and the outstanding principal and accrued interest are due November 26, 2019. RB Cap may elect to convert the note at any time from six months from the date of issuance at a fixed price per share of $4.50. This note became part of a claim/counter claim suit with RB Capital. The Company paid the loan with full settlement during the quarter ended March 31, 2020. As part of the payment settlement for all RB Cap convertible notes, the Company collectively provided 6,000,000 common shares.  Refer to paragraph below for settlement provision.

RB Cap – $300,000

On or about March 15, 2018, PrivCo issued a twelve-month, $300,000 convertible promissory note to RB Capital Partners (“RB Cap”), with an interest rate of 12% per annum (“RB Cap 300K Note”). The note’s convertibility feature commenced six months after the note’s issuance, at a conversion rate of $0.001 per share of the Company’s common stock. Under the terms of the Agreement which memorialized the Verbal Agreement, we assumed the note, however, PrivCo agreed to pay $185,000 of the principal balance due on this note. On or about June 8, 2018, PrivCo transferred 440,476 restricted shares of Common Stock from the Control Block, with a market value of $185,000, to a purported designee of RB Cap, as a payment of principal of the note. Subsequently, RB Cap disputed the reduction in principal and subsequently, and we, along with PrivCo, disputed whether these shares should have been issued by PrivCo, and sought their return. On or about October 23, 2018, we issued 7,500,000 newly issued, restricted shares of our stock to RB Cap, in repayment of $7,500 of the RB Cap $300,000 Note. Subsequently, we disputed whether these shares should have been issued to RB Cap. As of December 31, 2018, our recorded principal balance for the note was $107,500 and accrued interest on the note was $15,880. On or about March 13, 2019, we issued a final cash payment towards the RB Cap 300K Note of approximately $126,092 (the “Payoff Funds”). However, RB Cap contested the amount of the Payoff Funds. The Company paid the loan of $50,000 during the quarter ended March 31, 2020 and settled the rest of the outstanding balance including interest with shares issuances. As part of the payment settlement for all RB Cap convertible notes, the Company collectively provided 6,000,000 common shares.  Refer to paragraph below for settlement provision.

RB Capital Anti-Dilution Provision with Settlement Provision: RB Capital Inc (“RB”) filed a complaint against GreenBox POS (“the Company”), (jointly “the Parties”), pertaining to an investment agreement the parties entered into in March 2018. RB amended this filing on October 1, 2019, and the Company filed a cross complaint on October 31, 2019. Following a dispute resolution process, the Parties negotiated a dismissal and satisfaction of all obligations the Company may have had with RB, in consideration for a one-time payment in cash of $250,000 and 6,000,000 Common shares (“Shares”). The Parties further agreed to a non-dilution provision, whereby RB will be entitled to an additional issuance of Shares if the number of shares outstanding of that class was to increase from the total number of shares outstanding that existed when the matter was resolved, 170,643,055. Such additional issuance is to be pro-rated to the percent increase in the shares of that class. This provision persists for the duration RB holds their shares in book entry form with the Company’s transfer agent and ceases to exist if any of these shares are transferred out of that ledger, for example to RB’s broker or assigns.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

8.	SHORT-TERM NOTES PAYABLE

Short-term notes payable consisted of the following:

	March 31, 2020	December 31, 2019

December 10, 2019 ($260,000) – Total interest charge of $106,000 with daily installments (5 days per week) of $4,073 for four months totaling $366,000.	$25,892	$213,671
December 9, 2019 ($200,000) – Total interest charge of $40,000 with 15 weekly installments of $16,000 totaling $240,000.	181,867	160,000
November 12, 2019 ($400,000) – Total interest charge of $196,000 with daily installments (5 days per week) of $5,960 for four months totaling $596,000.	124,000	400,000

Total short-term notes payable	$331,760	773,671

Debt discount	(2,342)	(32,418)

Total short-term notes payable, net of debt discount	$329,418	$741,253

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

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

9.	DERIVATIVE LIABILITY

Derivative liability consisted of the following:

	March 31, 2020	December 31, 2019

Beneficial conversion feature – convertible debt	$4,872,448	$1,050,063

Total derivative liability	$4,872,448	$1,050,063

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

The Company did not have income tax provision (benefit) due to net loss and deferred tax assets having a full valuation allowances as of and for the three months ended March 31, 2020 and 2019.

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 21% to earnings before income taxes, as follows:

	Three Months Ended March 31,
	2020	2019

Book income at statutory rate	21.00%	21.00%
Others	0%	-0.80%
Change in Valuation Allowance	-21.00%	-20.14%

Effective income tax rate	0%	0.06%

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	March 31, 2020	December 31, 2019

Deferred tax assets (liabilities):
Charitable contributions	$-	$-
Unearned revenue	-	-
Depreciation	-	-
Net operating loss carryforward	725,000	498,888

Total deferred tax assets, net	725,000	498,888
Valuation allowance	(725,000)	(498,888)

Net deferred tax assets (liabilities)	$-	$-

The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of March 31, 2020, the Company had federal and California net operating loss carryforwards of approximately $3.5 million. The federal and California net operating loss carryforwards will expire at various dates from 2026 through 2028; however, $3.5 million of the Federal operating loss does not expire and will be carried forward indefinitely.

As of March 31, 2020 and December 31, 2019, the Company maintained full valuation allowance for net operating loss carryforward deferred tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

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

Operating Leases

The Company entered into the following operating facility lases:

●

Hyundai Rio Vista – On October 4, 2018, the Company entered into an operating facility lease for its corporate office located in San Diego with 38 months term and with option to renew. The lease started on October 4, 2018 and expires on October 3, 2021

The Company entered into an operating lease for corporate location on October 4, 2018. Rent expense paid under the lease agreements for the three months ended March 31, 2020 and 2019 was $22,390 and $26,518, respectively.

For operating leases, we calculated right of use assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the incremental borrowing rate. The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use asset and operating lease liabilities of $198,063 and $206,875 respectively, as of March 31, 2020. The difference between the operating lease ROU asset and operating lease liabilities at transition represented existing deferred rent expenses and tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

13.	COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases (continued)

In accordance with ASC 842, the components of lease expense were as follows:

	March 31,
	2020	2019

Operating lease expense – Hyundai Rio Vista	$4,406	$2,146

Total lease expense	$4,406	$2,146

14.	SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Accordingly, the Company did not have any subsequent events that require disclosure other than the following:

●

Vista Placement: On March 11th, 2019, the Company entered into a placement agreement with Vista Capital Investments, LLC (“Investor”), a California entity, in the gross amount of $500,000 (“Placement”). That agreement had a termination date of October 6th, 2019, and a conversion provision that under certain scenarios and for non-payment, the Investor could convert portion of the debt into Company Common Shares (“Stock”) at a discount. The Investor is limited to a maximum holding of 4.99% of Stock at any given time. On April 17th, 2020, the Investor notified the company of a partial conversion of $100,000 of the Placement into Stock. The conversion allocated approximately 5.2 million shares of Stock to the Investor. The Company is in discussion with the Investor to retire the Placement and prevent any further conversion or dilution. The Company has no other convertible debt.

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

Management Discussion and Analysis

This MD&A section was prepared by the management of GreenBox POS (OTC: GRBX) (“GreenBox”, “GRBX”, the “Company”), in conjunction with the discussion the financial activity disclosed from the perspectives of on-going Q2/20 and plans and projections for the remainder of 2020.

Q1/20 signified the return of operations in full scale for the Company. In Q4/2019 and Q1/2020, the Company continued to invest in research and development, improving its acquiring platform and enabling safer, faster and significantly more scalable services. These technology improvements allow for major new capabilities, including Real Time Payments (RTP), a very sought-after payment feature. This change also reduces the Company COGS. Although the Company saw a decrease in operations in Q4/2019, and was essentially flat for Q1/2020, the improved platform is performing better than its predecessor platform and increase total volumes while increasing profit margins and operating sustainability is observed and expected to persist through 2020. The Company returned to ramping up commercial large-scale operations, on-boarding large number of clients, and increasing the Company operational bandwidth to accommodate the needs of its clients. Q1/2020 continued to execute on these management directives. While Covid-19 virus impacted of the rate of increase in operational figures was observed in Q1/2020, Q2/2020 figures are as expected, and the rest of the year is projections remain unchanged.

Management is focused on the following KPI (Key Performance Indices):

KPI	Description
Annual Transactional Processing Volume (ATPV)

The Company plans on processing an amount around $1B in FY2020, however the full impact of Covid-19 on this figure is yet to be appreciated. The Company’s Book of Business exceeds the processing goals for the year. By Q4/2020, the Company projects daily volumes to reach multimillion USD.

Annual Gross Profit Margin (AGPM)	This index matches the Company goals and remains at levels supporting the Company’s financial projections.
Annual Gross Profit (AGP)	At the targeted Annual Transactional Processing Volume goal and targeted Annual Gross Profit Margin, projected Annual Gross Profit is $12-14M for FY2020.
Annual EBITDA	The Company objective is to stay at around 3% of Total Transactional Volume. At the targeted Annual Transactional Processing Volume goal, the Annual EBITDA equals $12-14M.

[Table 1]

In order to process the targeted ATPV goal, $1B, the Company must be able to process close to $90M/month, or $3M/day, in a consistent fashion. The Company needed to invest further in its core technologies to reach this capacity, a task now completed. The Company now has the required bandwidth and technical capabilities to achieve this goal. The Company projects it will process transactions in volumes greater than $1M/day within Q2/2020 and will ramp up the targeted Average Daily Volumes in Q4/2020. Although we believe the current operational bandwidth for the Company is virtually unlimited, COVID-19 will push the ATPV forward, likely by a quarter or two, but the projected figures for daily processing are still anticipated to materialize during 2020.

KPI	Description
Average Monthly Transaction Count (AMTC)	The Company projects an AMTC of around 500,000
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

[Table 2]

Based on the above and the current traction in Q2/20, the Company is comfortable projecting approximately $12-14M EBITDA in FY2020. The Company owns all the IP rights for operations in its space: tokenizer, gateway, ledger manager and blockchain substrate. Other, supporting patents, such as fraud proofing, on-boarding accelerators, and an all new blockchain implementation, are pending.

With the visibility into the Company’s operation management has in Q2/2020 the Company plans on uplisting to a senior exchange by Q2 of FY2021 and does not plan on an artificial stock price increase, such as a reverse split. The current plan is to grow the Company organically to the size and value required by the exchange.

The ATPV, Profitability and other major KPIs remain sensitive to regulatory changes and global and national economic trends. These will impact and influence the Company’s product line, its potential mergers and acquisitions targets, its joint ventures and the Company’s technology emphasis.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 (Unaudited) Compared to Three Months Ended March 31, 2019 (Unaudited):

	Three Months Ended
	March 31, 2020		March 31, 2019		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue	$187,205	100.00%	$967,998	100.00%	$(780,793)	-417.08%
Cost of revenue	247,305	132.10%	727,291	75.13%	(479,986)	-194.09%

Gross profit (loss)	(60,100)	-32.10%	240,707	24.87%	(300,807)	500.51%

Operating expenses:
Advertising & Marketing	11,885	6.35%	13,006	1.34%	(1,121)	-9.43%
Research and development	286,548	153.07%	103,922	10.74%	182,626	63.73%
General and administrative	760,940	406.47%	495,301	51.17%	265,639	34.91%
Depreciation and amortization	5,376	2.87%	2,840	0.29%	2,536	47.17%
Total operating expenses	1,064,749	568.76%	615,069	63.54%	449,680	136.38%

Loss from operations	(1,124,849)	-600.86%	(374,362)	-38.67%	(750,487)	364.13%

Other income (expense):
Interest expense	(288,590)	-154.16%	(150,215)	-15.52%	(138,375)	47.95%
Interest expense - debt discount	(30,076)	-16.07%	(188,273)	-19.45%	158,197	-525.99%
Derivative expense	-	0.00%	(634,766)	-65.58%	634,766	100.00%
Changes in fair value of derivative liability	(3,822,385)	-2041.82%	46,788	4.83%	(3,869,173)	0.00%
Other income or expense	24,060	12.85%	(167)	-0.02%	24,227	0.00%
Total other expense, net	(4,116,991)	-170.22%	(926,633)	-95.73%	(3,190,358)	-378.04%

Loss before income tax provision	(5,241,840)	-430.64%	(1,300,995)	-134.40%	(3,940,845)	75.18%

Income tax provision	-	-	-	-	-	-

Net loss	$(5,241,840)	-430.64%	$(1,300,995)	-134.40%	$(3,940,845)	75.18%

Revenue

Revenue decreased by $780,793, or 417.08%, to $187,205 in the first quarter of fiscal 2020 from $967,998 in the first quarter last year. The change in net sales reflected the following:

●

Continued work on technology launch of new platforms, including Crypto, FOREX and transactional routing. Onboarding of existing merchants and new clients resumed in March\2020, with volume of revenues in April exceeding the first three months combined.

●	Covid-19 impact on certain client business verticals and shift between focus categories.
●	Main office shutdown due to Covid-19 closure.

Cost of Revenue

Cost of revenue decreased by $479,986, or 194.09%, to $247,305 in the first quarter of fiscal 2020 from $727,291 in the first quarter last year.  Payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. For the three months ended March 31, 2019, our COGS associated with payment processing was $727,291. Most orders are delivered directly to the customer, without any handling, storage or processing by us. Cost of revenues decreased due to the following:

●	Increased automation by installation of two new platforms, FOREX and Crypto, that are much more streamlined and less demand for manual work.
●	Installation and integration of an advance transactional routing technology.
●	Revocations of the license agreement with MTrac and moving operations inhouse for better efficiency and higher margins.
●	Termination of service to problematic and low revenue producing clients.
●	Onboarding of higher profitability clients.

Operating Expenses

Operating expenses increased by $841,480, or 158.50%, to $1,456,716 in the first quarter of fiscal 2020 from $615,236 in the first quarter last year. The increase was due to higher general administrative expenses and the following:

●	Increased R&D investment towards the completion and launch of the new technologies (Crypto and FOREX platforms, and advanced transactional routing technology).
●	Settlement of legal disputes and associated payments.
●	Expenses relating to the closure of the main offices and remote operations during Covid-19 pandemic.
●	Expedited compliance and legal work including audit and legal.
●	Early payoff of indebtedness.

Non-Operating Expenses

We incurred interest expense related to various debt in the amount of $288,590 and $150,215 for the three months ended March 31, 2020 and 2019, respectively. We incurred a loss from changes in fair value of derivative liability of $3,822,385 for the three months ended March 31, 2020 and derivative expense of $634,766 for the three months ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from through debt. We ended March 31, 2020 with $306,479 of cash, cash equivalents, and restricted cash compared with $763,110 as of December 31, 2019.

The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2020	2019

Net cash provided by (used in) operating activities	$267,844	$56,880
Net cash provided by (used in) investing activities	(12,564)	(25,769)
Net cash provided by (used in) financing activities	(711,911)	(196,500)

Net increase (decrease) in cash, cash equivalents, and restricted cash	$(456,631)	$(165,389)

Operating Activities – For the three months ended March 31, 2020 and 2019, net cash provided by (used in) operating activities was $17,844 and $56,880, respectively. The cash provided by operating activities was primarily due to timing of settlement of assets and liabilities.

Investing Activities – Cash used in investing activities primarily consisted of purchases of property and equipment.

Financing Activities – Net cash provided by or used in financing activities primarily consisted of payments of short-term notes payable debt for the three months ended March 31, 2020 and borrowings and payments of convertible debt for the three months ended March 31, 2019.

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

Based on management's evaluation, our Chief Executive Officer and Executive Vice President concluded that, as a result of the material weaknesses described below, as of March 31, 2020, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of March 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued RB Cap 6,000,000 shares of common stock in connection with a settlement agreement as described in Note 7 to the condensed unaudited financial statements.

The Company issued 59,000 shares of common stock as payment of professional fees.

The above securities were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act’). These securities qualified for exemption under Section 4(a)(2) since the issuance by us did not involve a public offering. The offerings were not “public offerings” as defined in 4(a)(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of securities issued. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering”. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for these transactions.

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

GREENBOX POS (Registrant)

Date: May 27, 2020	By:	/s/ Fredi Nisan
Fredi Nisan Chief Executive Officer (Principal Executive Officer)

Date: May 27, 2020	By:	/s/ Ben Errez
Ben Errez Chairman of the Board and Executive Vice President (Principal Financial Officer and Principal Accounting Office)