Form 10-Q
period 2020-06-30
GreenBox POS
filed 2020-08-14
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-34294

GREENBOX POS

(Exact name of registrant as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

8880 Rio San Diego Dr, Suite 102

San Diego, CA 92108

(Address of principal executive offices)

(619)-631-8261

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 5, 2020, there were 181,050,238 shares outstanding of the registrant’s common stock.

GREENBOX POS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENBOX POS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2020	2019

ASSETS

Current Assets:
Cash and cash equivalents	$-	$-
Restricted cash	697,232	763,110
Accounts receivable, net of allowance for bad debt of $0 and $0, respectively	10,000	70,257
Accounts receivables from fines and penalties from merchants, net of allowance for bad debt of $6,665,031	2,789,230	2,776,687
Cash due from gateways, net	5,297,642	8,426,844
Prepaid and other current assets	75,403	42,062
Total current assets	8,869,507	12,078,960

Non-current Assets:
Property and equipment, net	65,603	66,491
Operating lease right-of-use assets, net	175,442	229,639
Total non-current assets	241,045	296,130

Total assets	$9,110,552	$12,375,090

Current Liabilities:
Accounts payable	$470,761	$504,505
Other current liabilities	29,454	15,100
Accrued interest	84,000	368,071
Payment processing liabilities, net	12,944,341	14,021,892
Short-term notes payable, net of debt discount of $78,000 and $32,418, respectively	617,184	741,253
Convertible debt	225,000	807,500
Derivative liability	-	1,050,063
Current portion of operating lease liabilities	58,898	113,935

Total current liabilities	14,429,638	17,622,319
Operating lease liabilities, less current portion	120,111	120,110

Total liabilities	14,549,749	17,742,429

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001, 495,000,000 shares authorized, shares issued and outstanding of 181,050,238 and 169,862,933, respectively	181,150	169,863
Common stock - issuable	-	695
Additional paid-in capital	1,396,360	1,179,272
Accumulated deficit	(7,016,707)	(6,717,169)
Total stockholders' equity	(5,439,197)	(5,367,339)

Total liabilities and stockholder's equity	$9,110,552	$12,375,090

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$2,292,859	$3,309,747	$2,480,064	$4,277,745

Cost of revenue	1,411,683	3,041,064	1,658,988	3,768,355

Gross profit	881,176	268,683	821,076	509,390

Operating expenses:
Advertising and marketing	15,384	12,603	27,269	25,609
Research and development	267,686	600,264	554,234	704,186
General and administrative	113,653	119,685	246,422	199,252
Payroll and payroll taxes	428,758	310,858	842,958	547,047
Professional fees	293,622	127,473	507,593	307,018
Depreciation and amortization	5,716	3,615	11,092	6,455
Total operating expenses	1,124,819	1,174,498	2,189,568	1,789,567

Loss from operations	(243,643)	(905,815)	(1,368,492)	(1,280,177)

Other income (expense):
Interest expense	(30,659)	(24,738)	(319,249)	(174,953)
Interest expense - debt discount	(8,342)	-	(38,418)	(188,273)
Derivative expense	(4,373)	-	(4,373)	(634,766)
Changes in fair value of derivative liability	2,619,250	(412,158)	(1,203,135)	(365,370)
Gain from extinguishment of convertible debt	2,612,246	-	2,630,795	-
Other income or expense	(2,177)	167	3,334	-
Total other expense, net	5,185,945	(436,729)	1,068,954	(1,363,362)

Loss before provision for income taxes	4,942,302	(1,342,544)	(299,538)	(2,643,539)

Income tax provision	-	-	-	-

Net loss	$4,942,302	$(1,342,544)	$(299,538)	$(2,643,539)

Earnings (loss) per share:
Basic and diluted	$0.03	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	173,898,204	166,509,363	176,953,079	166,449,863

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock				Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2020	175,921,933	$175,922	-	$-	$1,293,588	$(11,959,009)	(10,489,499)
Common stocks issued from conversion of convertible debt	5,128,205	5,128	-	-	94,872	-	100,000
Common stocks issued - donation	100,000	100	-	-	7,900	-	8,000
Net loss	-	-	-	-	-	4,942,302	4,942,302

Balance at June 30, 2020	181,150,138	$181,150	-	$-	$1,396,360	$(7,016,707)	$(5,439,197)

	Common Stock				Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2019	166,390,363	$166,390	1,150,000	$5,500	$1,001,251	$(3,333,590)	(2,160,449)
Common stock and warrants issuable forfeited	-	-	(150,000)	(4,500)	(55,311)	-	(59,811)
Share issued to employees and vendor	860,000	860	-	-	85,640	-	86,500
Shares issuable from conversion of convertible debt	-	-	2,307,692	2,308	147,692	-	150,000
Net loss	-	-	-	-	-	(1,342,544)	(1,342,544)

Balance at June 30, 2019	167,250,363	$167,250	3,307,692	$3,308	$1,179,272	$(4,676,134)	$(3,326,304)

	Common Stock				Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2019	169,862,933	$169,863	695,122	$695.00	$1,179,272	$(6,717,169)	$(5,367,339)
Shares issuable adjustment	-	-	(695,122)	$(695)	695	-	-
Common stocks issued from conversion of convertible debt	11,128,205	11,128	-	-	204,422	-	215,550
Common stocks issued for professional fees	59,000	59	-	-	4,071	-	4,130
Common stocks - issued donation	100,000	100	-	-	7,900	-	8,000
Net loss	-	-	-	-	-	(299,538)	(299,538)

Balance at June 30, 2020	181,150,138	$181,150	$-	$-	$1,396,360	$(7,016,707)	$(5,439,197)

	Common Stock				Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2018	166,390,363	$166,390	1,000,000	$1,000	$945,940	$(2,032,595)	(919,265)
Common stock issuable under convertible debt	-	-	25,000	4,500	-	-	4,500
Warrants issuable under convertible debt	-	-	125,000	-	55,311	-	55,311
Common stock and warrants issuable forfeited	-	-	(150,000)	(4,500)	(55,311)	-	(59,811)
Share issued to employees and vendor	860,000	860	-	-	85,640	-	86,500
Shares issuable from conversion of convertible debt	-	-	2,307,692	2,308	147,692	-	150,000
Net loss	-	-	-	-	-	(2,643,539)	(2,643,539)

Balance at June 30, 2019	167,250,363	$167,250	3,307,692	$3,308	$1,179,272	$(4,676,134)	$(3,326,304)

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(299,538)	$(2,643,539)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	11,092	6,456
Noncash lease expense	(839)	3,219
Stock compensation expense	12,130	85,640
Interest expense - debt discount	38,418	188,273
Derivative expense	4,373	634,766
Gain (loss) on extinguishment of debt	(2,630,795)	-
Changes in fair value of derivative liability	1,203,135	365,370
Changes in assets and liabilities:
Other receivable, net	47,714	-
Prepaid and other current assets	(33,341)	35,110
Cash due from gateways, net	3,502,426	(3,184,361)
Accounts payable	(33,597)	(39,054)
Other current liabilities	14,354	15,356
Accrued interest	(290,021)	9,442
Payment processing liabilities, net	(1,077,551)	6,364,927
Net cash provided by (used in) operating activities	467,960	1,841,605

Cash flows from investing activities:
Purchases of property and equipment	(10,244)	(41,634)
Net cash used in investing activities	(10,244)	(41,634)

Cash flows from financing activities:
Borrowings from convertible debt	-	482,500
Repayments on convertible debt	(445,000)	(496,500)
Borrowigs from notes payable	744,480	-
Principal payments on notes payable	(823,074)	-
Repayment on long-term debt	-	(75,000)
Net cash provided by (used in) financing activities	(523,594)	(89,000)

Net increase in cash, cash equivalents, and restricted cash	(65,878)	1,710,971

Cash, cash equivalents, and restricted cash – beginning of period	763,110	284,978

Cash, cash equivalents, and restricted cash – end of period	$697,232	$1,995,949

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$525,270	$125,511
Income taxes	$800	$800

Non-cash financing activities:
Convertible debt conversion to common stock	$137,500	$(150,000)
Interest accrual from convertible debt converted to common stock	$78,050	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Going Concern

As of June 30, 2020, the Company had cash and cash equivalents of $0, has incurred a net loss of $299,538 for the six months ended June 30, 2020, and has accumulated a deficit of $7,016,707. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Additionally, as the GreenBox ecosystem grows, substantially larger volumes of working capital financing will be required to support our platform’s growth.

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

Cash, Cash Equivalents and Restricted Cash

The Company’s cash, cash equivalent and Restricted cash represents the following:

●

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has cash equivalents of $0 and $0, excluding cash held for settlement liabilities, as of June 30, 2020 and December 31, 2019, respectively.

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

	June 30, 2020	December 31, 2019

Cash and cash equivalents	$-	$-
Restricted cash	697,232	763,110

Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$697,232	$763,110

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were $15,384 and $12,603 for the three months ended June 30, 2020 and 2019, respectively, and $27,269 and $25,609 for the six months ended June 30, 2020 and 2019, respectively.

Research and Development Costs

Research and development costs, which are expensed as incurred, are primarily comprised of costs and expenses for salaries and benefits for research and development personnel, outsourced contract services, and supplies and materials costs. Research and development expenses were $267,686 and $600,264 for the three months ended June 30, 2020 and 2019, respectively, and $554,234 and $704,186 for the six months ended June 30, 2020 and 2019, respectively.

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

Although the investigation is ongoing, GreenBox estimates that the total amount of fees, fines, and chargebacks are currently $9,441,718.  The Company has provided for an allowance for bad debt of $6,665,031 on the gross balance of $9,441,718 bringing to net balance of $2,789,230 which is included as accounts receivables from fines and penalties from merchants. To date, GreenBox has successfully recouped $840,739.33 (collected in 2019).  The Company expects to recoup at minimum approximately $2.8M in fiscal year 2020. The Company may assess $100,000 per fraudulent transactions but the Company used $5,000 per transaction to calculate the fees and fines.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

June 30, 2020	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$-

December 31, 2019	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$1,050,063

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

The table below shows the status of transaction settlements:

	June 30, 2020	December 31, 2019
Settlement Processing Assets:
Cash held for settlements	$697,232	$755,395
Cash due from gateways	3,276,151	3,073,183
Amount due from gateways and merchants – hold and fees	6,949,467	4,824,223
Chargeback allowances (1)	-	-
Reserves (2)	2,021,491	5,353,661
Total before allowance for uncollectable	12,944,341	14,021,892
Allowance for uncollectable – hold and fees	(6,949,467)	(4,824,223)
Cash held for settlement	(697,232)	(763,110)
Total – settlement processing assets	$5,297,642	$8,426,844

Settlement Processing Liabilities:
Settlement liabilities to merchants	12,944,341	14,021,892
Settlement liabilities to ISOs	-	-
Refund allowances (3)	-	-
Totals	$12,944,341	$14,021,892

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

4.	CASH DUE FROM GATEWAYS

Cash due from gateways consisted of the following:

	June 30, 2020	December 31, 2019

Cash due from Gateways	$3,276,151	$3,073,183
Amount due from gateways and merchants – hold and fees	6,949,467	4,824,223
Reserves (2)	2,021,491	5,353,661

Total cash due from gateways	12,247,109	13,251,067
Chargeback Allowances (1)	-	-
Allowance of uncollectable – hold and fees	(6,949,467)	(4,824,223)

Total cash due from gateways, net	$5,297,642	$8,426,844

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

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2020	December 31, 2019

Computers	$46,200	$38,938
Furniture	40,320	37,339
Kiosks	6,472	12,750
Vehicles	4,578	4,578

Total property and equipment	97,570	93,605
Less: Accumulated depreciation	(31,967)	(27,114)

Total property and equipment, net	$65,603	$66,491

Depreciation expense was $5,376 and $3,615 for the three months ended June 30, 2020 and 2019, respectively, and $11,092 and $6,455 for the six months ended June 30, 2020 and 2019, respectively.

6.	PAYMENT PROCESSING LIABILITIES, NET

Payment processing liabilities consisted of the following:

	June 30, 2020	December 31, 2019

Settlement liabilities to merchants	$12,944,341	$14,021,892
Settlement liabilities to ISOs	-	-

Total processing liabilities	12,944,341	14,021,892
Refund allowances	-	-

Total payment processing liabilities	$12,944,341	$14,021,892

The Refund Allowance shown in the table above reflects our estimate of potential refunds that may be realized in 2019, which are connected to sales transactions that occurred in 2018. The allowance decreases the amount that GreenBox owes to Merchants using our proprietary ecosystem. In 2019, the actual dollar amount of refunds with be reconciled with our allowance.

7.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	June 30, 2020	December 31, 2019

March 11, 2019 ($500,000) – 8% one-time interest charge with outstanding principal and interest due October 6, 2019.	$255,000	$500,000
November 26, 2018 ($200,000) – 12% interest per annum with outstanding principal and interest due November 26, 2019.	-	200,000
March 15, 2018 ($300,00) – 12% interest per annum with outstanding principal and interest due March 15, 2019.	-	107,500

Total convertible notes payable	$255,000	$807,500

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

On April 21, 2020, Vista converted $100,000 of convertible debt by receiving 5,128,205 common shares. On June 15, 2020, the Company and Vista entered into a settlement agreement, whereby, the Company will pay $225,000 on June 19, 2020 and $225,000 on July 19, 2020 and issuing 5,128,205 common shares to settle all of the outstanding balance including accrued interest. The Company has provided payment on those dates to fully settle the balance accordingly.

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

8.	SHORT-TERM NOTES PAYABLE

Short-term notes payable consisted of the following:

	June 30, 2020	December 31, 2019

December 10, 2019 ($260,000) – Total interest charge of $106,000 with daily installments (5 days per week) of $4,073 for four months totaling $366,000.	$-	$213,671
December 9, 2019 ($200,000) – Total interest charge of $40,000 with 15 weekly installments of $16,000 totaling $240,000.	-	160,000
November 12, 2019 ($400,000) – Total interest charge of $196,000 with daily installments (5 days per week) of $5,960 for four months totaling $596,000.	124,000	400,000

June 3, 2020 ($300,000) – Total weekly payment of $13,714 for total of 28 payments.	272,571	-
June 9, 2020 ($150,000) – Monthly payment of $731 after 12 months with maturity date of June 1, 2050 with interest rate at 3.75% per annum.	149,900	-
April 29, 2020 ($272,713) – Paycheck protection program (“PPP”) loan provided by SBA under CARES Act with interest rate at 1.00% per annum with maturity date of April 29, 2022.	272,713	-

Total short-term notes payable	$695,184	773,671

Debt discount	(78,000)	(32,418)

Total short-term notes payable, net of debt discount	$617,184	$741,253

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

Itria Ventures - $300,000

On June 3, 2020, the Company entered into a loan agreement with Itria Ventures in the amount of $300,000. The loan requires weekly payment of $13,714 for total of 28 payments until fully paid. The loan bears 4.09% interest per annum. Both Nisan and Errez, individually, signed personal guarantees for this Purchase Agreement.

SBA CARES Act Loan - $150,000

On June 9, 2020, the Company entered into a loan agreement with SBA under CARES Act in the amount of $150,000. The loan requires monthly payment of $731 after 12 months with maturity date of June 1, 2050 with interest rate at 3.75% per annum. Both Nisan and Errez, individually, signed personal guarantees for this Purchase Agreement.

Preferred Bank - Paycheck Protection Program – CARES Act - $272,713

On April 29, 2020, the Company entered into a loan agreement with Preferred Bank under Paycheck Protection Program administered by SBA in the amount of $272,713. Under this loan program, the loan may be forgiven if utilized for specific purpose specified under the CARES Act and PPP guideline. The loan bears interest of 1.00% per annum and matures on April 29, 2022.

9.	DERIVATIVE LIABILITY

Derivative liability consisted of the following:

	June 30, 2020	December 31, 2019

Beneficial conversion feature – convertible debt	$-	$1,050,063

Total derivative liability	$-	$1,050,063

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

The Company did not have income tax provision (benefit) due to net loss and deferred tax assets having a full valuation allowances as of and for the three and six months ended June 30, 2020 and 2019.

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 21% to earnings before income taxes, as follows:

	Three and Six Months Ended June 30,
	2020	2019

Book income at statutory rate	21.00%	21.00%
Others	0%	-0.80%
Change in Valuation Allowance	-21.00%	-20.14%

Effective income tax rate	0%	0.06%

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	June 30, 2020	December 31, 2019

Deferred tax assets (liabilities):
Charitable contributions	$-	$-
Unearned revenue	-	-
Depreciation	-	-
Net operating loss carryforward	725,000	498,888

Total deferred tax assets, net	725,000	498,888
Valuation allowance	(725,000)	(498,888)

Net deferred tax assets (liabilities)	$-	$-

The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of June 30, 2020, the Company had federal and California net operating loss carryforwards of approximately $3.5 million. The federal and California net operating loss carryforwards will expire at various dates from 2026 through 2028; however, $3.5 million of the Federal operating loss does not expire and will be carried forward indefinitely.

As of June 30, 2020 and December 31, 2019, the Company maintained full valuation allowance for net operating loss carryforward deferred tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

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

o	On or about January 4, 2019, PrivCo inadvertently transferred 50,000 restricted PubCo shares to a non-affiliated service provider to PubCo for services rendered to PubCo.
o	On or about January 4, 2019, PrivCo inadvertently transferred 35,000 PubCo shares of to a non-affiliated service provider to PubCo for services rendered to PubCo.

12.	STOCK COMPENSATION

On June 19, 2020, the Company adopted 2020 Incentive and Non-statutory Stock Option Plan (the “2020 Plan”) by making 10,000,000 shares available to be issued to employees of the Company.

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2020 Plan, and accounts for its stock compensation in accordance with ASC 718. The stock compensation expense for the three months and six months ended June 30, 2020 was not material.

The Company granted stock options of total of 3,145,116 on June 22, 2020 and June 24, 2020 with an exercise price of $0.070 per share for shares issued on June 22, 2020 and $0.065 per share for shares issued on June 24, 2020 with full vesting after six months from the grant date.

A summary of the status of the Company’s share option awards is presented below:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(In Years)	Value
Outstanding at December 31, 2019	-	$-
Granted	3,145,116	0.07
Forfeited or Expired	-	-
Outstanding at June 30, 2020	3,145,116	$0.07	0.46	$220,158
Exercisable at June 30, 2020	-	$-	-	$-
Vested and Expected to Vest at June 30, 2020	112,835	$0.07	-	$-

The aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $0.07 as of June 30, 2020, which would have been received by the option holders had all option holders exercised their option awards as of that date.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	3 Months Ended		6 Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Weighted average fair value of options granted	$0.07	$-	$0.07	$-

Risk-free interest rate	0.29%	-	0.29%	-
Expected term	5 years	-	5 years	-
Expected volatility	289.33%	-	289.33%	-
Expected dividend yield	-	-	-	-

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option award; the expected term represents the weighted-average period of time that option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based upon the Company’s current dividend rate.

As of June 30, 2020, there was $219,900 of total unrecognized compensation expense related to share option awards granted. That expense is expected to be recognized over a weighted-average period of six months.

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

The Company did not pay any commissions to Charge Savvy or Cultivate for the three and six months ended June 30, 2020 and 2019.

14.	COMMITMENTS AND CONTINGENCIES

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

●

America 2030 Capital Limited and Bentley Rothschild Capital Limited – On or about October 31, 2018, Nisan and Errez received constitutive notice, regarding arbitration against Nisan, Errez, PrivCo and possibly PubCo, from Bentley Rothschild Capital Limited ("Bentley") and America 2030 Capital Limited (“America 2030”), both located in Nevis, West Indies, and both claiming breach of contract by Nisan and Errez of Nisan and Errez’s respective individual Master Loan Agreements (see Note 7 – Related Party Transactions above) and seeking forfeiture of 1,600,000 PubCo shares that PrivCo had transferred, on or about August 1, 2018, from PrivCo’s Control Shares under the terms of the MLAs. On March 25, 2019, Mr. Errez filed an objection and challenge to selection of proposed arbitrators and request for stay of proceedings. America 2030 also initiated an Arbitration with the Arbitrator in St. Kitts against Fredi Nisan with nearly identical allegations to the above breach alleged by Bentley Rothschild. Mr. Nisan filed a counter-claim and statement of defense on December 28, 2018. On January 23, 2019, Mr. Nisan filed an election to disqualify the Arbitrator, Karen Hill-Hector and Notice of Stay. On March 25, 2019, a challenge was filed to the selection of proposed arbitrators. Both Mr. Nisan and Mr. Errez refuse to participate in the arbitration on the basis that Arbitrator Hill-Hector was a captive arbitrator and that the arbitration clause at issue was not valid or enforceable due to fraud. Mr. Nisan and Mr. Errez entered into the agreements as individuals but are principals of the Company. There is no litigation asserted towards the Company to the Firm’s knowledge. To date, no other responses have been made among the parties.

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

●

Withholding Suit – On November 25, 2019, five companies (the “Plaintiffs”) filed a complaint against us, Global Payout, Inc., MTrac Tech Corporation and Cultivate Technologies, LLC (collectively the “Defendants”) in the Superior Court of the State of California. Plaintiffs filed suit to recover processed funds and processing fees alleged to be withheld illegally (collectively, the “Withholding Suit”). Pursuant to a mandatory arbitration clause in the controlling agreement, the parties to the Withholding Suit have agreed to arbitrate their claims. We do not dispute the funds owed; however, we do believe it’s within our rights to hold the funds, per the terms of agreements signed by Plaintiffs. We disagree with any allegations of any wrongdoing and will aggressively defend ourselves against the Withholding Suit. Ideally, we will settle this claim in the near term. While the results of this matter cannot be predicted with certainty, especially at this early stage, we believe that losses, if any, resulting from resolution of this matter will not have a materially adverse effect on operations or cash flow. This was dismissed by both parties as of March 30, 2020. Plaintiffs refiled on February 28, 2020. The parties are currently engaged in discovery. GreenBox has responded to discovery requests and propounded discovery requests on Plaintiffs. Several depositions are scheduled and/or space reserved. A case management conference is calendared for September 2, 2020.

●

The Good People Farms, LLC – The Good People Farm, LLC (TGPF) initiated an Arbitration in AAA on or about April 20, 2020 against Greenbox POS, Fredi Nisan, Ben Errez, MTrac Tech., Vanessa Luna, and Jason LeBlanc. However, no formal demand was ever served or received on Greenbox to the Firm’s knowledge pursuant to AAA rules. Therefore, the arbitration has not be initiated at this time. It is premature to provide any predicted outcome at this time. Additionally, our firm is currently assessing a potential claim against The Good People Farms, LLC, a merchant who used Greenbox POS’s services for suspected fraudulent conduct which caused damage to Greenbox’s relationships with acquiring banks and other merchants, including excessive fines. It is premature to provide any predicted outcome at this time.

Operating Leases

The Company entered into the following operating facility lases:

●

Hyundai Rio Vista – On October 4, 2018, the Company entered into an operating facility lease for its corporate office located in San Diego with 38 months term and with option to renew. The lease started on October 4, 2018 and expires on October 3, 2021

For operating leases, we calculated right of use assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the incremental borrowing rate. The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use asset and operating lease liabilities of $175,442 and $179,009 respectively, as of June 30, 2020. The difference between the operating lease ROU asset and operating lease liabilities at transition represented existing deferred rent expenses and tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

In accordance with ASC 842, the components of lease expense were as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Amortization of right-of-use assets, net of liability amortization	$115	$1,073	$229	$2,146
Operating lease expense	32,904	31,945	65,807	63,890

Total lease expense	$33,018	$33,018	$66,036	$66,036

15.	SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Accordingly, the Company did not have any subsequent events that require disclosure other than the following:

1.	The Company purchased the Canadian Money Service Business (MSB) MoltoPay for $70,000 in cash as asset purchase agreement. The transaction closed on August 3, 2020.
2.

The Company elected to exercise an option to purchase a block of 6.0M shares from RB Capital as prescribed in the settlement agreement with RB from January 2020. As a result, the Company paid $810,000 (or $0.135/share) and the 6M shares block was canceled by the Company’s transfer agent. This transaction closed on July 31, 2020. The transaction was funded with bridge cash from one of the Company’s top executives. There was no cost to this bridge funding, however the company issued a 25,000 shares bonus to the same executive. That bridge has since been repaid.

3.

In a related transaction, the Company accepted an investment of $810,000 from long term investors and issued 6M shares to them (reflecting $0.135 per share). These shares were allocated out of pool of shares the company registered in a recent S-8 filing. As of this time, there was no dilution to the common stock. This transaction closed on August 3, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management Discussion and Analysis

This MD&A section was prepared by the management of GreenBox POS (OTC: GRBX) (“GreenBox”, “GRBX”, the “Company”), in conjunction with the discussion of the financial activity disclosed from the perspectives of on-going Q3/20 and plans and projections for the remainder of 2020.

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

Q2/20 also symbolizes the transition into large scale operations with increased capacity of the payment processing platform, and with the addition of two new platforms, Crypto payouts and FOREX, allowing the Company to expand licensed operations in Europe and beyond. It is anticipated that European operation will match and could exceed USA operational volume for the Company. While the COVID-19 virus impacted the rate of increase in operational figures we observed in Q2/2020, Q3/2020 figures through August, 12, 2020 are as expected, and the projections for the rest of the year remains unchanged.

In order to process the targeted Annual Transactional Processing Volume (“ATPV”) goal of $1B, the Company must be able to process close to $90M/month, or $3M/day, in a consistent fashion. The Company needed to invest further in its core technologies to reach this capacity, a task it believe it has now completed. The Company believes it now has the required bandwidth and technical capabilities to achieve this goal. The Company projects it will process transactions in volumes greater than $1M/day within Q3/2020 and will ramp up the targeted Average Daily Volumes in Q4/2020. We believe the current operational bandwidth for the Company is virtually unlimited. COVID-19 will push the ATPV forward, likely by a quarter or two, but the projected figures for daily processing are still anticipated to materialize during 2020. These projections are contingent on projected execution figures on opportunities made available to the company in the USA, Canada, and Europe.

The Company owns all the IP rights for operations in its space: tokenizer, gateway, ledger manager and blockchain substrate. Other, supporting patents, such as fraud proofing, on-boarding accelerators, and an all new blockchain implementation, are pending.

With the visibility into the Company’s operation management has in Q3/2020 the Company plans on uplisting to a senior exchange within the next 18 months and, at this time, the Company does not plan on an artificial stock price increase, such as due to a reverse split. The current plan is to grow the Company organically to the size and value required by the exchange.

The ATPV and other major performance indicators remain sensitive to regulatory changes and global and national economic trends. These will impact and influence the Company’s product line, its potential mergers and acquisitions targets, its joint ventures and the Company’s technology emphasis.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 (Unaudited) Compared to Three Months Ended June 30, 2019 (Unaudited):

	Three Months Ended June 30,
	2020		2019		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue	$2,292,859	100.0%	$3,309,747	100.0%	$(1,016,888)	-30.7%
Cost of revenue	1,411,683	61.6%	3,042,022	91.9%	(1,630,339)	-53.6%
Gross profit	881,176	38.4%	267,725	8.1%	613,451	229.1%

Operating expenses:
Advertising and marketing	15,384	0.7%	12,603	0.4%	2,781	22.1%
Research and development	267,686	11.7%	600,264	18.1%	(332,578)	-55.4%
Payroll and payroll taxes	428,758	18.7%	309,719	9.4%	119,039	38.4%
Professional fees	293,622	12.8%	127,473	3.9%	166,149	130.3%
General and administrative	113,653	5.0%	119,699	3.6%	(6,046)	-5.1%
Depreciation and amortization	5,716	0.2%	3,615	0.1%	2,101	58.1%
Total operating expenses	1,124,819	49.1%	1,173,373	35.5%	(48,554)	-4.1%

Loss from operations	(243,643)	-10.6%	(905,648)	-27.4%	662,005	-73.1%

Other Income (Expense):
Interest expense	(30,659)	-1.3%	(24,738)	-0.7%	(5,921)	23.9%
Interest expense - debt discount	(8,342)	-0.4%	-	0.0%	(8,342)	n/a
Derivative expense	(4,373)	-0.2%	-	0.0%	(4,373)	n/a
Changes in fair value of derivative liability	2,619,250	114.2%	(412,158)	-12.5%	3,031,408	-735.5%
Gain from extinguishment of convertible debt	2,612,246	113.9%	-	0.0%	2,612,246	#DIV/0!
Other income or expense	(2,177)	-0.1%	-	0.0%	(2,177)	n/a
Total other income (expense)	5,185,945	226.2%	(436,896)	-13.2%	5,622,841	-1287.0%

Loss before provision for income taxes	4,942,302	215.6%	(1,342,544)	-40.6%	6,284,846	-468.1%

Provision for income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	$4,942,302	215.6%	$(1,342,544)	-40.6%	$6,284,846	-468.1%

Revenue

Revenue decreased by $1,016,888 or 30.7%, to $2,292,859 in the second quarter of fiscal 2020 from $3,309,747 in the second quarter last year. The change in net sales reflected the following: Q2 revenues are a reflection of ramp up to operations following the upgrade and rerelease of the Company’s processing platform and the release of the two new platforms, Crypto payouts platform and FOREX platform. In Q1/20, operations slowed significantly due to the processing platform limitations. As such, Q/20 is better compared to Q1/19 in terms of operations following a product launch, as Q1/2019 followed the release and launch of the first generation of the GreenBox technology commercially.

Cost of Revenue

Cost of revenue decreased by $1,630,339, or 53.6%, to $1,411,683 in the second quarter of fiscal 2020 from $3,042,022 in the second quarter last year. Payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. Most orders are delivered directly to the customer, without any handling, storage or processing by us. Q2/20 shows a reduction in COR as a result of increased processing efficiency and decreased cost to scale.

Operating Expenses

Operating expenses decreased by $48,554, or 4.1%, to $1,124,819 in the second quarter of fiscal 2020 from $1,173,373 in the second quarter last year. The decrease was primarily due to decease in research and development of $332,578 and off-set by increase in payroll and professional fees.

Non-Operating Expenses

We incurred interest expense related to various debt in the amount of $30,659 and $24,738 for the three months ended June 30, 2020 and 2019, respectively. We incurred a gain from changes in fair value of derivative liability of $2,612,246 for the three months ended June 30, 2020 and derivative expense of $634,766 for the three months ended June 30, 2019. We incurred gain from extinguishment of convertible debt of $2,612,246 for the three months ended June 30, 2020.

Six Months Ended June 30, 2020 (Unaudited) Compared to Six Months Ended June 30, 2019 (Unaudited):

	Six Months Ended June 30,
	2020		2019		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue	$2,480,064	100.0%	$4,277,745	100.0%	$(1,797,681)	-42.0%
Cost of revenue	1,658,988	72.4%	3,768,355	88.1%	(2,109,367)	-56.0%
Gross profit	821,076	35.8%	509,390	11.9%	311,686	61.2%

Operating expenses:
Advertising and marketing	27,269	1.2%	25,609	0.6%	1,660	6.5%
Research and development	554,234	24.2%	704,186	16.5%	(149,952)	-21.3%
Payroll and payroll taxes	842,958	36.8%	547,047	12.8%	295,911	54.1%
Professional fees	507,593	22.1%	307,018	7.2%	200,575	65.3%
General and administrative	246,422	10.7%	199,252	4.7%	47,170	23.7%
Depreciation and amortization	11,092	0.5%	6,455	0.2%	4,637	71.8%
Total operating expenses	2,189,568	95.5%	1,789,567	41.8%	400,001	22.4%

Loss from operations	(1,368,492)	-59.7%	(1,280,177)	-29.9%	(88,315)	6.9%

Other Income (Expense):
Interest expense	(319,249)	-13.9%	(174,953)	-4.1%	(144,296)	82.5%
Interest expense - debt discount	(38,418)	-1.7%	(188,273)	-4.4%	149,855	-79.6%
Derivative expense	(4,373)	-0.2%	(634,766)	-14.8%	630,393	-99.3%
Changes in fair value of derivative liability	(1,203,135)	-52.5%	(365,370)	-8.5%	(837,765)	229.3%
Gain from extinguishment of convertible debt	2,630,795	114.7%	-	0.0%	2,630,795	#DIV/0!
Other income or expense	3,334	0.1%	-	0.0%	3,334	n/a
Total other income (expense)	1,068,954	46.6%	(1,363,362)	-31.9%	2,432,316	-178.4%

Loss before provision for income taxes	(299,538)	-13.1%	(2,643,539)	-61.8%	2,344,001	-88.7%

Provision for income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	$(299,538)	-13.1%	$(2,643,539)	-61.8%	$2,344,001	-88.7%

Revenue

Revenue decreased by $1,797,681 or 42.0%, to $2,480,064 in the six months ended June 30, 2020 from $4,277,745 in the six months ended June 30, 2019. The change in net sales reflected the following: Q2 revenues area reflection of ramp up to operations following the upgrade and rerelease of the Company’s processing platform and the release of the two new platforms, Crypto payouts platform and FOREX platform. In Q1/20, operations slowed significantly due to the processing platform limitations. As such, Q/20 is better compared to Q1/19 in terms of operations following a product launch, as Q1/2019 followed the release and launch of the first generation of the GreenBox technology commercially.

Cost of Revenue

Cost of revenue decreased by $2,109,367, or 56.0%, to $1,658,988 in the six months ended June 30, 2020 from $3,768,355 in the six months ended June 30, 2019. Payment processing consists of various processing fees paid to Gateways, as well as commission payments to the ISOs responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. Most orders are delivered directly to the customer, without any handling, storage or processing by us. Q2/20 shows a reduction in COR as a result of increased processing efficiency and decreased cost to scale.

Operating Expenses

Operating expenses increased by $40,001, or 22.4%, to $2,189,568 in the six months ended June 30, 2020 from $1,789,567 in the six months ended June 30, 2019. The increase was due to increase in payroll and professional fees.

Non-Operating Expenses

We incurred interest expense related to various debt in the amount of $319,249 and $174,953 for the six months ended June 30, 2020 and 2019, respectively. We incurred a loss from changes in fair value of derivative liability of $1,203,135 for the six months ended June 30, 2020 and derivative expense of $634,766 for the six months ended June 30, 2019. We incurred gain from extinguishment of convertible debt of $2,630,795 for the three months ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from through debt. We ended March 31, 2020 with $306,479 of cash, cash equivalents, and restricted cash compared with $763,110 as of December 31, 2019.

The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2020	2019

Net cash provided by (used in) operating activities	$467,960	$1,841,605
Net cash provided by (used in) investing activities	(10,244)	(41,634)
Net cash provided by (used in) financing activities	(523,594)	(89,000)

Net increase (decrease) in cash, cash equivalents, and restricted cash	$(65,878)	$1,710,971

Operating Activities – For the six months ended June 30, 2020 and 2019, net cash provided by operating activities was $467,960 and $1,841,605, respectively. The cash provided by operating activities was primarily due to timing of settlement of assets and liabilities.

Investing Activities – Cash used in investing activities primarily consisted of purchases of property and equipment.

Financing Activities – Net cash provided by or used in financing activities primarily consisted of payments of short-term notes payable debt for the six months ended June 30, 2020 and borrowings and payments of convertible debt for the three months ended June 30, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

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

Based on management's evaluation, our Chief Executive Officer and Executive Vice President concluded that, as a result of the material weaknesses described below, as of June 30, 2020, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of June 30, 2020.

ITEM 1A. RISK FACTORS

We face risks related to Novel Coronavirus (COVID-19) which could significantly disrupt our research and development, operations, sales, and financial results.

Our business will be adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the Novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments will cause disruption to our operations and sales activities. Our third-party vendors and our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work or other travel or health-related restrictions. In addition, the Novel Coronavirus (COVID-19) or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and services and impact our operating results. There can be no assurance that any decrease in sales resulting from the Novel Coronavirus (COVID-19) will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the Novel Coronavirus (COVID-19) outbreak on our business and operations remains uncertain, the continued spread of the Novel Coronavirus (COVID-19) or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products and services in a timely manner or meet required milestones or customer commitments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Purchase Agreement, dated May 11, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2020).
10.2	Registration Rights Agreement, dated May 11, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2020).
10.3	Settlement Agreement, Executed June 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2020).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1+	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENBOX POS (Registrant)

Date: August 14, 2020	By:	/s/ Fredi Nisan
Fredi Nisan Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Ben Errez
Ben Errez Chairman of the Board and Executive Vice President (Principal Financial Officer and Principal Accounting Office)