Form 10-Q
period 2020-09-30
GreenBox POS
filed 2020-11-16
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

Number of shares outstanding of the issuer’s classes of common equity, as of November 9, 2020 was 181,050,238 Shares of Common Stock (One Class)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENBOX POS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2020	2019

ASSETS

Current Assets:
Cash and cash equivalents	$-	$-
Restricted cash	124,834	763,110
Accounts receivable, net of allowance for bad debt of $0 and $0, respectively	10,000	70,257
Accounts receivables from fines and penalties from merchants, net of allowance for bad debt of $6,665,031	2,789,230	2,776,687
Cash due from gateways, net	5,680,356	8,426,844
Prepaid and other current assets	59,766	24,888
Total current assets	8,664,186	12,061,786

Non-current Assets:
Property and equipment, net	62,555	66,491
Other assets	87,174	17,174
Operating lease right-of-use assets, net	146,984	229,639
Total non-current assets	296,713	313,304

Total assets	$8,960,899	$12,375,090

Current Liabilities:
Accounts payable	$725,558	$504,505
Other current liabilities	47,207	15,100
Accrued interest	87,560	368,071
Payment processing liabilities, net	12,624,082	14,021,892
Short-term notes payable, net of debt discount of $39,000 and $32,418, respectively	731,232	741,253
Convertible debt, net of debt discount of $133,500 and $0, respectively	44,500	807,500
Derivative liability	284,210	1,050,063
Current portion of operating lease liabilities	30,314	113,935
Total current liabilities	14,574,663	17,622,319
Operating lease liabilities, less current portion	120,110	120,110

Total liabilities	14,694,773	17,742,429

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001, 495,000,000 shares authorized, shares issued and outstanding of 181,6550,138 and 169,862,933, respectively	181,650	169,863
Common stock - issuable	-	695
Additional paid-in capital	1,590,993	1,179,272
Accumulated deficit	(7,506,517)	(6,717,169)
Total stockholders' equity	(5,733,874)	(5,367,339)

Total liabilities and stockholder's equity	$8,960,899	$12,375,090

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$3,056,271	$14,793,117	$5,536,335	$19,070,861

Cost of revenue	1,845,295	6,834,198	3,504,283	10,602,555

Gross profit	1,210,976	7,958,919	2,032,052	8,468,306

Operating expenses:
Advertising and marketing	59,099	10,319	86,368	35,928
Research and development	243,923	381,112	798,157	1,085,298
Cash due from gateway reserve expense	-	5,665,031	-	5,665,031
General and administrative	366,734	176,120	613,156	375,373
Payroll and payroll taxes	436,216	420,074	1,279,174	967,121
Professional fees	344,641	281,659	852,234	588,677
Depreciation and amortization	5,764	4,897	16,856	11,352
Total operating expenses	1,456,377	6,939,212	3,645,945	8,728,780

Loss from operations	(245,401)	1,019,707	(1,613,893)	(260,474)

Other income (expense):
Interest expense	(48,931)	3,837	(372,553)	(171,193)
Interest expense - debt discount	(83,500)	-	(121,918)	(188,273)
Derivative expense	(925,576)	-	(925,576)	(634,689)
Changes in fair value of derivative liability	819,366	236,184	(383,769)	(129,186)
Gain from extinguishment of convertible debt	-	-	2,630,795	-
Other income or expense	(5,768)	-	(2,434)	-
Total other expense, net	(244,409)	240,021	824,545	(1,123,341)

Loss before provision for income taxes	(489,810)	1,259,728	(789,348)	(1,383,815)

Income tax provision	-	-	-	-

Net loss	$(489,810)	$1,259,728	$(789,348)	$(1,383,815)

Earnings (loss) per share:
Basic and diluted	$(0.00)	$0.01	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	176,930,358	168,492,966	176,930,358	167,136,344

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock				Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Deficit	(Deficit)

Balance at June 30, 2020	181,150,138	$181,150	-	$-	$1,396,360	$(7,016,707)	$(5,439,197)

Common stock issued for stock options exercised	500,000	500	-	-	32,000	-	32,500

Stock compensation expense	-	-	-	-	162,633	-	162,633

Common stock repurchased from common stock issued	(6,000,000)	(6,000)	-	-	(804,000)	-	(810,000)

Common stock issued upon conversion of note payable	6,000,000	6,000	-	-	804,000	-	810,000

Net loss	-	-	-	-	-	(489,810)	(489,810)

Balance at September 30, 2020	181,650,138	$181,650	-	$-	$1,590,993	$(7,506,517)	$(5,733,874)

	Common Stock				Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Deficit	(Deficit)

Balance at June 30, 2019	167,250,363	$167,250	3,307,692	$3,308	$1,179,272	$(4,676,138)	(3,326,308)

Shares issued from conversion of convertible debt	2,307,692	2,308	(2,307,692)	(2,308)	-	-	-

Net loss	-	-	-	-	-	1,259,728	1,259,728

Balance at September 30, 2019	169,558,055	$169,558	1,000,000	$1,000	$1,179,272	$(3,416,410)	$(2,066,580)

GREENBOX POS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock				Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2019	169,862,933	$169,863	695,122	$695.00	$1,179,272	$(6,717,169)	$(5,367,339)

Shares issuable adjustment	-	-	(695,122)	$(695)	695	-	-

Common stocks issued from conversion of convertible debt	11,128,205	11,128	-	-	204,422	-	215,550

Common stocks issued for professional fees	59,000	59	-	-	4,071	-	4,130

Common stocks - issued donation	100,000	100	-	-	7,900	-	8,000

Stock compensation expense	-	-	-	-	162,633	-	162,633

Common stock issued for stock options exercised	500,000	500	-	-	32,000	-	32,500

Common stock repurchased from common stock issued	(6,000,000)	(6,000)	-	-	(804,000)	-	(810,000)

Common stock issued upon conversion of note payable	6,000,000	6,000	-	-	804,000	-	810,000

Net loss	-	-	-	-	-	(789,348)	(789,348)

Balance at September 30, 2020	181,650,138	$181,650	$-	$-	$1,590,993	$(7,506,517)	$(5,733,874)

	Common Stock				Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2018	166,390,363	$166,390	1,000,000	$1,000	$945,940	$(2,032,595)	(919,265)

Common stock issuable under convertible debt	-	-	25,000	4,500	-	-	4,500

Warrants issuable under convertible debt	-	-	125,000	-	55,311	-	55,311

Common stock and warrants issuable forfeited	-	-	(150,000)	(4,500)	(55,311)	-	(59,811)

Share issued to employees and vendor	860,000	860	-	-	85,640	-	86,500

Shares issuable from conversion of convertible debt	-	-	2,307,692	2,308	147,692	-	150,000

Shares issued from conversion of convertible debt	2,307,692	2,308	(2,307,692)	(2,308)	-	-	-

Net loss	-	-	-	-	-	(1,383,815)	(1,383,815)

Balance at September 30, 2019	169,558,055	$169,558	1,000,000	$1,000	$1,179,272	$(3,416,410)	$(2,066,580)

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(789,348)	$(1,383,815)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	16,856	11,352
Noncash lease expense	(966)	4,292
Stock compensation expense	162,633	85,640
Common stocks issued for professional fees	4,130	-
Common stocks - issued donation	8,000	-
Proceeds from exercise of stock options	32,500	-
Interest expense - debt discount	121,918	188,273
Derivative expense	925,576	634,766
Gain (loss) on extinguishment of debt	(2,630,795)	-
Changes in fair value of derivative liability	383,769	129,186
Changes in assets and liabilities:
Other receivable, net	47,714	(3,810,776)
Prepaid and other current assets	(34,878)	(4,919)
Cash due from gateways, net	3,124,085	(12,562,634)
Other assets	(70,000)	-
Accounts payable	220,465	79,768
Other current liabilities	32,107	(6,609)
Accrued interest	(286,461)	20,243
Payment processing liabilities, net	(1,397,810)	16,678,995
Net cash provided by (used in) operating activities	(130,505)	64,622

Cash flows from investing activities:
Purchases of property and equipment	(12,332)	(5,984)
Net cash used in investing activities	(12,332)	(5,984)

Cash flows from financing activities:
Borrowings from convertible debt	178,000	482,500
Repayments on convertible debt	(670,000)	(496,500)
Borrowings from notes payable	1,954,480	-
Principal payments on notes payable	(1,147,919)	-
Repayment on long-term debt	-	(75,000)
Repurchase of common stocks outstanding	(810,000)	-
Net cash used in financing activities	(495,439)	(89,000)

Net increase in cash, cash equivalents, and restricted cash	(638,276)	(30,362)

Cash, cash equivalents, and restricted cash – beginning of period	763,110	284,978

Cash, cash equivalents, and restricted cash – end of period	$124,834	$254,616

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$575,014	$110,873
Income taxes	$800	$800

Non-cash financing activities:
Convertible debt conversion to common stock	$137,500	$(150,000)
Interest accrual from convertible debt converted to common stock	$78,050	$-
Short-term notes payable converted to common stock	$810,000	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Going Concern

As of September 30, 2020, the Company had cash and cash equivalents of $0, has incurred a net loss of $789,348 for the nine months ended September 30, 2020, and has accumulated a deficit of $7,506,517. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Additionally, as the GreenBox ecosystem grows, substantially larger volumes of working capital financing will be required to support our platform’s growth.

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

Cash, Cash Equivalents and Restricted Cash

The Company’s cash, cash equivalent and Restricted cash represents the following:

●

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has cash equivalents of $0 and $0, excluding cash held for settlement liabilities, as of September 30, 2020 and December 31, 2019, respectively.

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

	September 30, 2020	December 31, 2019

Cash and cash equivalents	$-	$-
Restricted cash	124,834	763,110

Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$124,834	$763,110

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were $59,099 and $10,319 for the three months ended September 30, 2020 and 2019, respectively, and $86,368 and $35,928 for the nine months ended September 30, 2020 and 2019, respectively.

Research and Development Costs

Research and development costs, which are expensed as incurred, are primarily comprised of costs and expenses for salaries and benefits for research and development personnel, outsourced contract services, and supplies and materials costs. Research and development expenses were $243,923 and $381,112 for the three months ended September 30, 2020 and 2019, respectively, and $798,157 and $1,085,298 for the nine months ended September 30, 2020 and 2019, respectively.

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

At the end of Q3 2019, GreenBox received constructive notice of potential violations of its Terms of Service by a merchant, The Good People Farms (“TGPF”).   An ongoing audit and investigation of this account resulted in the discovery of a number of violations GreenBox believes TGPF is responsible for, including but not limited to violations of VISA, Mastercard, and American Express’s rules.

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

Although the investigation is ongoing, GreenBox estimates that the total amount of fees, fines, and chargebacks are currently $9,441,718.  The Company has provided for an allowance for bad debt of $6,665,031 on the gross balance of $9,441,718 bringing to net balance of $2,776,687 which is included as accounts receivables from fines and penalties from merchants.  To date, GreenBox has successfully recouped $840,739.33 (collected in 2019).  The Company may assess $100,000 per fraudulent transactions but the Company used $5,000 per transaction to calculate the fees and fines.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

September 30, 2020	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$284,210

December 31, 2019	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$1,050,063

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

Earnings Per Share

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings/loss per share is the same as the basic earnings/loss per share for the three and nine months ended September 30, 2020 and 2019, as there are no potential shares outstanding that would have a dilutive effect.

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

The table below shows the status of transaction settlements:

	September 30, 2020	December 31, 2019
Settlement Processing Assets:
Cash held for settlements	$124,834	$763,110
Cash due from gateways	2,377,909	3,073,183
Amount due from gateways and merchants – hold and fees	6,818,892	4,831,938
Reserves (2)	3,302,447	5,353,661
Total before allowance for uncollectable	12,624,082	14,021,892
Allowance for uncollectable – hold and fees	(6,818,892)	(4,831,938)
Cash held for settlement	(124,834)	(763,110)
Total – settlement processing assets	$5,680,356	$8,426,844

Settlement Processing Liabilities:
Settlement liabilities to merchants	12,624,082	14,021,892
Totals	$12,624,082	$14,021,892

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

4.	CASH DUE FROM GATEWAYS

Cash due from gateways consisted of the following:

	September 30, 2020	December 31, 2019

Cash due from Gateways	$2,377,909	$3,073,183
Amount due from gateways and merchants – hold and fees	6,818,892	4,824,223
Reserves (2)	3,302,447	5,353,661

Total cash due from gateways	12,499,248	13,251,067
Chargeback Allowances (1)	-	-
Allowance of uncollectable – hold and fees	(6,818,892)	(4,824,223)

Total cash due from gateways, net	$5,680,356	$8,426,844

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

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2020	December 31, 2019

Computers	$48,289	$38,938
Furniture	40,320	37,339
Kiosks	6,472	12,750
Vehicles	4,578	4,578

Total property and equipment	99,659	93,605
Less: Accumulated depreciation	(37,104)	(27,114)

Total property and equipment, net	$62,555	$66,491

Depreciation expense was $5,764 and $4,897 for the three months ended September 30, 2020 and 2019, respectively, and $16,856 and $11,352 for the nine months ended September 30, 2020 and 2019, respectively.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

6.	PAYMENT PROCESSING LIABILITIES, NET

Payment processing liabilities consisted of the following:

	September 30, 2020	December 31, 2019

Settlement liabilities to merchants	$12,624,082	$14,021,892
Settlement liabilities to ISOs	-	-

Total processing liabilities	12,624,082	14,021,892
Refund allowances	-	-

Total payment processing liabilities	$12,624,082	$14,021,892

The Refund Allowance shown in the table above reflects our estimate of potential refunds that may be realized in 2019, which are connected to sales transactions that occurred in 2018. The allowance decreases the amount that GreenBox owes to Merchants using our proprietary ecosystem. In 2019, the actual dollar amount of refunds with be reconciled with our allowance.

7.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	September 30, 2020	December 31, 2019

March 11, 2019 ($500,000) – 8% one-time interest charge with outstanding principal and interest due October 6, 2019.	$-	$500,000
November 26, 2018 ($200,000) – 12% interest per annum with outstanding principal and interest due November 26, 2019.	-	200,000
March 15, 2018 ($300,00) – 12% interest per annum with outstanding principal and interest due March 15, 2019.	-	107,500
June 22, 2020 ($178,000) – 8% interest per annum with outstanding principal and interest due June 22, 2021	178,000	-

Total convertible notes payable	178,000	807,500
Debt discount	(133,500)	-

Total convertible notes payable	$44,500	$807,500

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

Power Lending – $178,000

On June 22, 2020 (funded in July 2020), PubCo issued a convertible promissory note for $178,000 to Power Lending. The note incurs interest at 8% per year and the outstanding principal and accrued interest are due June 22, 2021. Power Lending may elect to convert the note at any time from the date issuance at a fixed price per share of $0.01.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

8.	SHORT-TERM NOTES PAYABLE

Short-term notes payable consisted of the following:

	September 30, 2020	December 31, 2019

December 10, 2019 ($260,000) – Total interest charge of $106,000 with daily installments (5 days per week) of $4,073 for four months totaling $366,000.	$-	$213,671
December 9, 2019 ($200,000) – Total interest charge of $40,000 with 15 weekly installments of $16,000 totaling $240,000.	-	160,000
November 12, 2019 ($400,000) – Total interest charge of $196,000 with daily installments (5 days per week) of $5,960 for four months totaling $596,000.	-	400,000

June 3, 2020 ($300,000) – Total weekly payment of $13,714 for total of 28 payments.	94,286	-
June 9, 2020 ($150,000) – Monthly payment of $731 after 12 months with maturity date of June 1, 2050 with interest rate at 3.75% per annum.	149,900	-
April 29, 2020 ($272,713) – Paycheck protection program (“PPP”) loan provided by SBA under CARES Act with interest rate at 1.00% per annum with maturity date of April 29, 2022.	272,713	-

July 10, 2020 ($400,000) – Total weekly payment of $17,867 (includes principal and interest) for total of 30 payments with imputed interest of 25%.	253,333	-

Total short-term notes payable	$770,232	773,671

Debt discount	(39,000)	(32,418)

Total short-term notes payable, net of debt discount	$731,232	$741,253

Fox Capital Group, Inc. - $260,000

On or about December 5, 2019, PubCo entered into a Secured Merchant Agreement with Fox Capital Group, Inc. (“Fox”). Under the terms of the Secured Merchant Agreement, the Company agreed to sell Fox $366,000 of future incoming cashflow from the GreenBox Business, to be delivered to Fox in daily installments of $4,073, for $260,000, from which $26,000 in fees was deducted, providing the Company with net cash of $234,000. For accounting purposes, the Company recorded this transaction as a loan of $260,000, with interest of $106,000, which will be repaid over the following four months. Both Nisan and Errez, individually, signed personal guarantees for this Secured Merchant Agreement. The amount was fully paid and settled as of September 30, 2020.

Complete Business Solutions Group, Inc. - $200,000

On or about December 9, 2019, PubCo entered into an Agreement for the Purchase and Sale of Future Receivables (the “Purchase and Sale Agreement”) with Complete Business Solutions Group Inc, (“CBSG”). Under the terms of the Purchase and Sale Agreement, we agreed to sell CBSG $240,000 of future incoming cashflow from the GreenBox Business, to be delivered to CBSG in weekly installments of $16,000, for $200,000, from which $35 in fees was deducted, providing us with net cash of $199,965. For accounting purposes, we recorded this transaction as a loan of $200,000, with interest of $40,000, which will be repaid over the following four months. Both Nisan and Errez, individually, signed personal guarantees for this Purchase and Sale Agreement. The amount was fully paid and settled as of September 30, 2020.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

8.	SHORT-TERM NOTES PAYABLE (continued)

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

West Coast Business Capital, LLC - $400,000

On or about July 10, 2020, the Company entered into a Purchase Agreement with West Coast Business Capital, LLC (“West Coast”). Under the terms of the Purchase Agreement, the Company agreed to sell West Coast $536,000 of future incoming cashflow from the GreenBox Business, to be delivered to West Coast in weekly installments of $17,867 (includes principal and interest) for 30 weeks, which includes imputed interest of 25% per annum. Both Nisan and Errez, individually, signed personal guarantees for this Purchase Agreement.

9.	DERIVATIVE LIABILITY

Derivative liability consisted of the following:

	September 30, 2020	December 31, 2019

Beneficial conversion feature – convertible debt	$284,210	$1,050,063

Total derivative liability	$284,210	$1,050,063

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

9.	DERIVATIVE LIABILITY (continued)

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

On June 22, 2020, PubCo issued a convertible promissory note for $178,000 to Power Up Lending (“Power Note”), due June 22, 2021 (the “Maturity Date”). The Power Note provides for interest charge of 8% per annum and is due upon payback of the Power Note. The Power Note can be converted with the conversion price of 65% of the 5 days lowest traded price for the Company’s common stock in the 10 consecutive trading days preceding the notice of conversion.

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

The Company did not have income tax provision (benefit) due to net loss and deferred tax assets having a full valuation allowances as of and for the three and nine months ended September 30, 2020 and 2019.

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 21% to earnings before income taxes, as follows:

	Three and Nine Months Ended September 30,
	2020	2019

Book income at statutory rate	21.00%	21.00%
Others	0%	-0.80%
Change in Valuation Allowance	-21.00%	-20.14%

Effective income tax rate	0%	0.06%

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	September 30, 2020	December 31, 2019

Deferred tax assets (liabilities):
Charitable contributions	$-	$-
Unearned revenue	-	-
Depreciation	-	-
Net operating loss carryforward	777,000	498,888

Total deferred tax assets, net	777,000	498,888
Valuation allowance	(777,000)	(498,888)

Net deferred tax assets (liabilities)	$-	$-

The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of September 30, 2020, the Company had federal and California net operating loss carryforwards of approximately $3.7 million. The federal and California net operating loss carryforwards will expire at various dates from 2026 through 2028; however, $3.7 million of the Federal operating loss does not expire and will be carried forward indefinitely.

As of September 30, 2020 and December 31, 2019, the Company maintained full valuation allowance for net operating loss carryforward deferred tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

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

America 2030 Capital Limited and Bentley Rothschild Capital Limited – On or about July 30, 2018, Nisan and Errez, the sole officers and directors of PubCo, and the majority owners of PrivCo, each entered into a separate Master Loan Agreement (each an "MLA"): Errez with America 2030 Capital Limited (“America 2030”) and Nisan with Bentley Rothschild Capital Limited ("Bentley"), a company affiliated with America 2030, both located in Nevis, West Indies. Each MLA was for a $5,700,000 loan, at 5.85% interest, maturing in ten years. Per the MLA’s terms, Nisan and Errez caused PrivCo to transfer 1,600,000 PubCo shares, valued at $2,144,000 at close of trading on the day of issuance, as "Transferred Collateral" from the Control Block (not a new issuance by PubCo) to Bentley (although both contracts acknowledge receipt of 1.6 million shares, there was only one transference of 1.6 million shares not two). The transfer occurred on or about August 1, 2018. To date, there has been no funding under either of the MLAs. Subsequently, both Nisan and Errez received constitutive notice, regarding arbitration of an alleged breach of their respective MLAs. As of March 31, 2020, both parties have abandoned the matter and no further action was required by either party.

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

o

Verbal Agreement – As part of Haller’s remuneration, the Company and Haller have a verbal agreement for Haller to be issued approximately 14 to 18 million shares of the Company’s stock. . As of June 30, 2020, the Haller agreement concluded with Mr. Kenneth Haller receiving 17M shares of GRBX common stock. This was completed by the LLC (PrivCo) transferring these shares from its own book entry account with the transfer agent (VStock) to Haller’s book.

The Company did not pay any commissions to Charge Savvy or Cultivate for the three and nine months ended September 30, 2020 and 2019.

13.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has the following legal proceedings:

●

MTrac, Global Payout, Inc. and Cultivate Technologies, LLC – On November 25, 2019, five companies (the “Plaintiffs”) filed a complaint against us, MTrac, Global Payout, Inc. and Cultivate Technologies, LLC in the Superior Court of the State of California. The Plaintiffs filed suit to recover processed funds and processing fees alleged to be withheld illegally. This was dismissed by both parties as of September 30, 2020.

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

Operating Leases

The Company entered into the following operating facility lases:

●

Hyundai Rio Vista – On October 4, 2018, the Company entered into an operating facility lease for its corporate office located in San Diego with 38 months term and with option to renew. The lease started on October 4, 2018 and expires on October 3, 2021

For operating leases, we calculated right of use assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the incremental borrowing rate. The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use asset and operating lease liabilities of $146,984 and $150,424 respectively, as of September 30, 2020. The difference between the operating lease ROU asset and operating lease liabilities at transition represented existing deferred rent expenses and tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

In accordance with ASC 842, the components of lease expense were as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Amortization of right-of-use assets, net of liability amortization	$115	$1,073	$344	$(3,219)
Operating lease expense	32,904	31,945	98,711	102,273

Total lease expense	$33,018	$33,018	$99,054	$99,054

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

14.	SUBSEQUENT EVENTS

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

October 27, 2020 (Convertible Debentures) – On October 27, 2020, GreenBox POS (the “Company”) consummated the initial closing of a private placement offering (the “Offering”) whereby pursuant to the Securities Purchase Agreements (the “Purchase Agreements”) entered into by the Company with thirteen (13) accredited investors (the “Investors”), the Company issued certain Convertible Debentures for an aggregate purchase price of $3,019,550 (each a “Debenture”, collectively, the “Debentures”) and five (5) year warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). The second closing occurred on October 28, 2020 for an aggregate purchase price of $480,450 for a total purchase price of $3,500,000. The total principal of the Debentures is $3,850,000.

These Convertible Debentures were used to pay-off the following loans outstanding:

●	Itria Venture - $123,428 (includes interest)
●	Power Up Lending - $228,059 (includes interest)
●	West Coast Business Capital -$285,862 (includes interest)

The Debentures include a 10% original issuance discount, carry an interest rate of 10% per annum and mature on July 27, 2021 (the “Maturity Date”). The Debentures contain a voluntary conversion mechanism whereby the holders may convert, in whole or in part, the outstanding balance of the Debentures into shares of the Common Stock at a conversion price of $0.33 per share, subject to adjustment as provided therein. Additionally, the Debentures contain a mandatory conversion mechanism whereby any principal and accrued interest on the Debentures converts into shares of the Company’s Common Stock on the date in which the Company’s Common Stock is listed for trading on a senior national exchange. The mandatory conversion mechanism shall take effect only if (i) the shares of Common Stock underlying the Debentures are registered on an effective registration statement, (ii) the average closing bid price of the Common Stock over the preceding 5 Trading Days is above $0.80 per share and (iii) the average trading volume of Common Stock over the preceding 5 Trading Days is at least $200,000. The mandatory conversion mechanism contains a conversion price of $0.33 per share, subject to adjustment as provided therein. The Debentures contain customary events of default (each an “Event of Default”). If an Event of Default occurs, interest under the Debentures will accrue at a rate of eighteen percent (18%) per annum and the outstanding principal amount of the Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing with respect to the Debentures will become, at the Debenture holder’s election, immediately due and payable in cash.

Pursuant to the Purchase Agreements, each investor received a Warrant in an amount equal to 100% of the shares of Common Stock initially issuable to each Investor pursuant to such Investor’s Debenture. The Warrants contain an exercise price of $0.33 per share, subject to adjustment as provided therein. In connection with the closing of the Offering, Warrants were issued to purchase an aggregate of 11,666,666 shares of Common Stock.

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

Management Discussion and Analysis

This MD&A section was prepared by the management of GreenBox POS (OTC: GRBX) (“GreenBox”, “GRBX”, the “Company”), in conjunction with the discussion the financial activity disclosed from the perspectives of on-going Q3/20 and plans and projections for the remainder of 2020.

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

Q2/20 also symbolized the transition into large scale operations with increased capacity of the payment processing platform, and with the addition of two new platforms, Crypto payouts and FOREX, allowing the Company to expand licensed operations in Europe and beyond. It is anticipated that European operation will match and could exceed USA operational volume for the Company. While Covid-19 virus impacted of the rate of increase in operational figures was observed in Q2/2020, Q3/2020 figures are as expected, and the projections for the rest of the year remain unchanged.

Management is focused on the following KPI (Key Performance Indices):

In order to process the targeted ATPV goal, $1B, the Company must be able to process close to $90M/month, or $3M/day, in a consistent fashion. The Company needed to invest further in its core technologies to reach this capacity, a task now completed. The Company now has the required bandwidth and technical capabilities to achieve this goal. The Company projects it will process transactions in volumes greater than $1M/day within Q1/2021 and will ramp up the targeted Average Daily Volumes in Q1/2021. We believe the current operational bandwidth for the Company is virtually unlimited. Covid-19 will push the ATPV forward, likely by a quarter or two, but the projected figures for daily processing are still anticipated to materialize during 2021.

The Company owns all the IP rights for operations in its space: tokenizer, gateway, ledger manager and blockchain substrate. Other, supporting patents, such as fraud proofing, on-boarding accelerators, and an all new blockchain implementation, are pending.

With the visibility into the Company’s operation management has in Q4/2020 the Company plans on uplisting to a senior exchange within the next 18 months and, at this time, and the Company does not plan on an artificial stock price increase, such as a reverse split. The current plan is to grow the company organically to the size and value required by the exchange. The company has filed to reserve a NASDAQ ticker – GBOX.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 (Unaudited) Compared to Three Months Ended September 30, 2019 (Unaudited):

	Three Months Ended September 30,
	2020		2019		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue	$3,056,271	100.0%	$14,793,117	100.0%	$(11,736,846)	-79.3%
Cost of revenue	1,845,295	60.4%	6,834,198	46.2%	(4,988,903)	-73.0%
Gross profit	1,210,976	39.6%	7,958,919	53.8%	(6,747,943)	-84.8%

Operating expenses:
Advertising and marketing	59,099	1.9%	10,319	0.1%	48,780	472.7%
Research and development	243,923	8.0%	381,112	2.6%	(137,189)	-36.0%
Cash due from gateway reserve expense	-	0.0%	5,665,031	38.3%	(5,665,031)	-100.0%
General and administrative	436,216	14.3%	176,120	1.2%	260,096	147.7%
Payroll and payroll taxes	344,641	11.3%	420,074	2.8%	(75,433)	-18.0%
Professional fees	366,734	12.0%	281,659	1.9%	85,075	30.2%
Depreciation and amortization	5,764	0.2%	4,897	0.0%	867	17.7%
Total operating expenses	1,456,377	47.7%	6,939,212	46.9%	(5,482,835)	-79.0%

Loss from operations	(245,401)	-8.0%	1,019,707	6.9%	(1,265,108)	-124.1%

Other Income (Expense):
Interest expense	(48,931)	-1.6%	3,837	0.0%	(52,768)	-1375.2%
Interest expense - debt discount	(83,500)	-2.7%	-	0.0%	(83,500)	n/a
Derivative expense	(925,576)	-30.3%	-	0.0%	(925,576)	n/a
Changes in fair value of derivative liability	819,366	26.8%	236,184	1.6%	583,182	246.9%
Gain from extinguishment of convertible debt	-	0.0%	-	0.0%	-
Other income or expense	(5,768)	-0.2%	-	0.0%	(5,768)	n/a
Total other income (expense)	(244,409)	-8.0%	240,021	1.6%	(484,430)	-201.8%

Loss before provision for income taxes	(489,810)	-16.0%	1,259,728	8.5%	(1,749,538)	-138.9%

Provision for income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	$(489,810)	-16.0%	$1,259,728	8.5%	$(1,749,538)	-138.9%

Revenue

Revenue decreased by $11,736,846 or 79.3%, to $3,056,271 in the third quarter of fiscal 2020 from $14,793,117 in the third quarter previous year. The decrease in net sales reflected the following: Q3 revenues reflects an ecosystem exit from ChargeSavvy, one of the Independent Sales Organizations (ISO). That volume is now transferred to an alternative ISO and processing gateway. In addition, the company placed a high priority towards completion of compliance and integration with Fiserv, one of its largest accounts, and pushed to expedite the development and future release of its third-generation technology, code name Gen3. The Company raised capital in October to support these two directions specifically.

Cost of Revenue

Cost of revenue decreased by $4,988,903, or 73.0%, to $1,845,295 in the third quarter of fiscal 2020 from $6,834,198 in the third quarter last year. Payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. Most orders are delivered directly to the customer, without any handling, storage or processing by us. Q3/20 shows a reduction in COR as a result of increased processing efficiency and decreased cost to scale. Upcoming release of the Company’s next generation technology, Gen3, is further designed to impact the Company’s Cost of Revenues and is projected to materially increase the Company’s operating margins significantly and positively.

Operating Expenses

Operating expenses decreased by $5,482,835, or 79.0%, to $1,456,377 in the third quarter of fiscal 2020 from $6,939,212 in the third quarter last year. The decrease was primarily due to decease in research and development of $137,189, cash due from gateway reserve expense of $5,665,031 in third quarter of prior year, and off-set by increase in payroll and professional fees.

Non-Operating Expenses

We incurred interest expense related to various debt in the amount of $132,431 and $391,431 for the three months ended September 30, 2020 and 2019, respectively. We incurred a gain from changes in fair value of derivative liability of $819,366 and $236,184 for the three months ended September 30, 2020 and 2019, respectively, and derivative expense of $925,576 for the three months ended September 30, 2020.

Nine Months Ended September 30, 2020 (Unaudited) Compared to Nine Months Ended September 30, 2019 (Unaudited):

	Nine Months Ended September 30,
	2020		2019		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue	$5,536,335	100.0%	$19,070,861	100.0%	$(13,534,526)	-71.0%
Cost of revenue	3,504,283	114.7%	10,602,555	55.6%	(7,098,272)	-66.9%
Gross profit	2,032,052	66.5%	8,468,306	44.4%	(6,436,254)	-76.0%

Operating expenses:
Advertising and marketing	86,368	2.8%	35,928	0.2%	50,440	140.4%
Research and development	798,157	26.1%	1,085,298	5.7%	(287,141)	-26.5%
Cash due from gateway reserve expense	-	0.0%	5,665,031	29.7%	(5,665,031)	-100.0%
Payroll and payroll taxes	1,279,174	41.9%	967,121	5.1%	312,053	32.3%
Professional fees	852,234	27.9%	588,677	3.1%	263,557	44.8%
General and administrative	613,156	20.1%	375,373	2.0%	237,783	63.3%
Depreciation and amortization	16,856	0.6%	11,352	0.1%	5,504	48.5%
Total operating expenses	3,645,945	119.3%	8,728,780	45.8%	(5,082,835)	-58.2%

Loss from operations	(1,613,893)	-52.8%	(260,474)	-1.4%	(1,353,419)	519.6%

Other Income (Expense):
Interest expense	(372,553)	-12.2%	(171,193)	-0.9%	(201,360)	117.6%
Interest expense - debt discount	(121,918)	-4.0%	(188,273)	-1.0%	66,355	-35.2%
Derivative expense	(925,576)	-30.3%	(634,689)	-3.3%	(290,887)	45.8%
Changes in fair value of derivative liability	(383,769)	-12.6%	(129,186)	-0.7%	(254,583)	197.1%
Gain from extinguishment of convertible debt	2,630,795	86.1%	-	0.0%	2,630,795
Other income or expense	(2,434)	-0.1%	-	0.0%	(2,434)	n/a
Total other income (expense)	824,545	27.0%	(1,123,341)	-5.9%	1,947,886	-173.4%

Loss before provision for income taxes	(789,348)	-25.8%	(1,383,815)	-7.3%	594,467	-43.0%

Provision for income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	$(789,348)	-25.8%	$(1,383,815)	-7.3%	$594,467	-43.0%

Revenue

Revenue decreased by $13,534,526 or 71.0%, to $5,536,335 in the nine months ended September 30, 2020 from $19,070,861 in the nine months ended September 30, 2019. The change in net sales reflected the following: Q3 2019 revenues area reflects the ramp up to operations following the upgrade and rerelease of the Company’s processing platform and the release of the two new platforms, Crypto payouts platform and FOREX platform. In Q1 2020, operations slowed significantly due to the processing platform limitations. As such, Q1 2020 is better compared to Q12019 in terms of operations following a product launch. Q3 2020 revenues reflects an ecosystem exit from ChargeSavvy, one of the Independent Sales Organizations (ISO). That volume is now transferred to an alternative ISO and processing gateway. In addition, the company placed a high priority towards completion of compliance and integration with Fiserv, one of its largest accounts, and pushed to expedite the development and future release of its third-generation technology, code name Gen3. The Company raised capital in October to support these two directions specifically.

Cost of Revenue

Cost of revenue decreased by $7,098,272, or 66.9%, to $3,504,283 in the nine months ended September 30, 2020 from $10,602,555 in the nine months ended September 30, 2019. Payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. Most orders are delivered directly to the customer, without any handling, storage or processing by us. Q3/20 shows a reduction in COR as a result of increased processing efficiency and decreased cost to scale. Upcoming release of the Company’s next generation technology, Gen3, is further designed to impact the Company’s Cost of Revenues and is projected to materially increase the Company’s operating margins significantly and positively.

Operating Expenses

Operating expenses decreased by $5,082,835, or 58.2%, to $3,645,945 in the nine months ended September 30, 2020 from $8,728,780 in the nine months ended September 30, 2019. The decrease was due to decrease from research and development and cash due from gateway reserve expense and off-set by increase in payroll and professional fees.

Non-Operating Expenses

We incurred interest expense related to various debt in the amount of $494,471 and $359,466 for the nine months ended September 30, 2020 and 2019, respectively. We incurred a loss from changes in fair value of derivative liability of $383,769 for the nine months ended September 30, 2020 and derivative expense of $925,576 for the nine months ended September 30, 2020. We incurred gain from extinguishment of convertible debt of $2,630,795 for the nine months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from through debt. We ended September 30, 2020 with $124,834 of cash, cash equivalents, and restricted cash compared with $763,110 as of December 31, 2019.

The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2020	2019

Net cash provided by (used in) operating activities	$(130,505)	$1,841,605
Net cash provided by (used in) investing activities	(12,332)	(41,634)
Net cash provided by (used in) financing activities	(495,439)	(89,000)

Net increase (decrease) in cash, cash equivalents, and restricted cash	$(638,276)	$1,710,971

Operating Activities – For the nine months ended September 30, 2020 and 2019, net cash provided by operating activities was $130,505 and $1,841,605, respectively. The cash provided by operating activities was primarily due to timing of settlement of assets and liabilities and net loss.

Investing Activities – Cash used in investing activities primarily consisted of purchases of property and equipment.

Financing Activities – Net cash provided by or used in financing activities primarily consisted of payments of short-term notes payable debt for the nine months ended September 30, 2020 and borrowings and payments of convertible debt for the three months ended September 30, 2019.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Executive Vice President (our Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management's evaluation, our Chief Executive Officer and Executive Vice President concluded that, as a result of the material weaknesses described below, as of September 30, 2020, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of September 30, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Paycheck Protection Program Note, dated April 29, 2020, issued to Preferred Bank.
10.2	U.S. Small Business Administration Note (Secured Disaster Loans), dated June 2, 2020 issued to the Small Business Administration.
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENBOX POS (Registrant)

Date: November 16, 2020	By:	/s/ Fredi Nisan
Fredi Nisan Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Ben Errez
Ben Errez Chairman of the Board and Executive Vice President (Principal Financial Officer and Principal Accounting Office)