Form 10-K
period 2020-12-31
GreenBox POS
filed 2021-03-30
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

Commission File Number: 001-34294

GREENBOX POS
(Exact name of registrant as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8880 Rio San Diego Drive, Suite 102 San Diego, CA	92108
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (619) 631-8261

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	GBOX	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the 6,672,503 voting common stock held by non-affiliates of the registrant as of June 30, 2020 was $2,802,451 based on the closing price of $0.42 per share of the registrant’s common stock as quoted on the OTCQB marketplace on that date.

As of March 22, 2021, there were 41,185,131 shares of registrant's common stock outstanding.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Annual Report on Form 10-K identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plan;

●	Our ability to manage our expansion, growth and operating expenses;

●	Our ability to comply with new regulations that affect our business;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete and succeed in a evolving industry;

●	Our ability to respond and adapt to changes in technology;

●	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;

●	Risks related to the anticipated timing of the closing of any potential acquisitions;

●	Risks related to the integration with regards to potential or completed acquisitions;

●

Various risks related to health epidemics, pandemics and similar outbreaks, such as the coronavirus disease 2019 (“COVID-19”) pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows;

●	Risks related to the introduction and adoption of new technologies;

●	Risks related to the blockchain and cryptocurrency industry; and

●	Risks related to our dependence on our proprietary technology which we may not be able to protect.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the Securities and Exchange Commission (the “SEC”) or in our press releases) for other factors that may cause actual results to differ materially from those projected by the Company. For additional information regarding risk factors that could affect the Company’s results, see “Risk Factors” beginning on page 9 of this Annual Report on Form 10-K, and as may be included from time-to-time in our reports filed with the SEC.

The Company intends the forward-looking statements to speak only as of the time of such statements and does not undertake or plan to update or revise such forward-looking statements as more information becomes available or to reflect changes in expectations, assumptions or results. The Company can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K, could materially and adversely affect our results of operations, financial condition, and liquidity, and our future performance.

In this Annual Report on Form 10-K, unless the context otherwise requires, all references to “the Company,” “we,” “our”, “us” and “PubCo” refer to GreenBox POS, a Nevada corporation.

Unless the context otherwise requires, all references to “PrivCo” or the “Private Company” refer to GreenBox POS LLC, a limited liability company, formed in the state of Washington.

On February 17, 2021, the Company effected a reverse stock split of the Company’s shares of common stock outstanding and a proportional decrease of the Company’s authorized shares of common stock at a ratio of one-for-six (the “Stock Split”). Following the Stock Split, the Company has 82,500,000 shares of common stock authorized (the number of authorized shares of Preferred Stock remains 5,000,000). All share and per share information in this Annual Report on Form 10-K have been retroactively adjusted for all periods presented, unless otherwise indicated, to give effect to the Stock Split, including the financial statements and notes thereto.

PART I

Item 1 – Business

Organization

The Company was incorporated April 10, 2007 under the laws of the State of Nevada with the name ASAP Expo, Inc. On March 23, 2018, the then controlling shareholder and then sole officer and sole director of PubCo, Frank Yuan, along with his wife, Vicky PMW Yuan, entered into a Purchase Agreement with PrivCo (the “Yuan SPA”) whereby, on April 12, 2018, PrivCo became the owner of the majority of PubCo’s shares of common stock and Fredi Nisan and Ben Errez (PrivCo’s control persons) became the sole officers and directors of PubCo. On January 4, 2020, PubCo and PrivCo entered into an Asset Purchase Agreement to memorialize a verbal agreement (the “Verbal Agreement”) entered into on April 12, 2018, by and among PubCo (the buyer) and PrivCo, which was formed on August 10, 2017 (the seller). On April 12, 2018, pursuant to the Verbal Agreement, PubCo acquired PrivCo’s blockchain gateway and payment system business, point of sale system business, delivery business and kiosk business, and bank and merchant accounts, as well as all intellectual property related thereto (the “GreenBox Business”). As consideration for the GreenBox Business, on April 12, 2018, PubCo assumed PrivCo’s liabilities that had been incurred in the normal course of the GreenBox Business.

On May 3, 2018, PubCo changed its name to GreenBox POS LLC then subsequently changed its name to GreenBox POS on December 13, 2018.

Our Business

GreenBox POS is a technology company that develops, markets and sells innovative blockchain-based payment solutions, which we believe offer significant improvements for the payment solutions marketplace. Our core focus is to develop and monetize disruptive blockchain-based applications, integrated within an end-to-end suite of financial products, capable of supporting a multitude of industries. Our proprietary, blockchain-based ecosystem is designed to facilitate, record and store a virtually limitless volume of tokenized assets, representing cash or data, on a secured, immutable blockchain-based ledger.

Payment processing in the blockchain world only requires recording a ledger, there is no movement of money. Secure tokens are used where users need an immediate transaction, in a safe, private, and hack-free environment, and where traditional banks may not work effectively, like cross border transactions or in under-banked verticals.

We generate revenue from payment processing services, licensing fees and equipment sales.

●

Payment processing revenue is based on a percentage of each transaction’s value and/or a fixed amount specified for each transaction or service and, in each case, is recognized as such transactions or services are performed. This is our primary source of revenues. When a merchant makes a sale, the process of receiving the payment card information, engaging the banks for transferring the proceeds to the merchant’s account via digital gateways, and recording the transaction on a blockchain ledger are the activities for which we get to collect fees.

●	Licensing revenue is paid in advance and is recorded as unearned income, which is amortized monthly over the period of the licensing agreement.
●	Equipment revenue is generated from the sale of POS products, which is recognized when goods are shipped.

We have three main products that are utilized by our customers:

a)	QuickCard Payment System is a comprehensive physical and virtual cash management system, including software that facilitates deposits, cash and e-wallet management.

b)	POS Solutions is our complete end-to-end Point of Sale solution, comprising both software and hardware.

c)	Loopz Software Solution is a mobile delivery service operations management solution with automated dispatch functionality.

In December 2019, we received PCI (Payment Card Industry) Level 1 certification for our technology, our security, privacy, reliability and other aspects of our payment infrastructure. The PCI Security Standards Council is a global organization that maintains, evolves and promotes Payment Card Industry standards for the safety of cardholder data across the globe. PCI Compliance Level 1 allows us to process transactions at unlimited volumes.

Our proprietary blockchain-based technology serves as the settlement engine for all transactions within our ecosystem. The blockchain ledger provides a robust and secure platform to log immense volumes of immutable transactional records in real time. Generally speaking, blockchain is a distributed ledger that uses digitally encrypted keys to verify, secure and record details of each transaction conducted within an ecosystem. Unlike general blockchain-based systems, we use proprietary, private ledger technology to verify every transaction conducted within our ecosystem. The verification of transaction data comes from trusted partners, all of whom have been extensively vetted by us.

We facilitate all financial elements of our closed-loop ecosystem and we act as the administrator for all related accounts. Using our TrustGateway technology, we seek authorization and settlement for each transaction from Gateways to the issuing bank responsible for the credit/debit card used in the transaction. When the Gateway settles the transaction, our TrustGateway technology composes a chain of blockchain instructions to our ledger manager system.

When consumers use credit/debit cards to pay for transactions with merchants who use our ecosystem, the transaction starts with the consumer purchasing tokens from us. The tokens are purchased or granted directly from the merchant's terminals or mobile app, or from our website and are immediately available for transactions.

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

While our blockchain ledger records transaction details instantaneously, the final cash settlement of each transaction can take days to weeks, depending upon contract terms between us and the gateways we use, between us and our Independent Sales Organizations (“ISO”), and between us and/or our ISOs and merchants who use our services. In the case where we have received transaction funds, but not yet paid a merchant or an ISO, we hold funds in either a trust account or as cash deemed restricted within our operating accounts. We record the total of such funds as Cash held for Settlements – this is a current asset. Of these funds, we record the sum balance due to Merchants and ISOs as Settlement Liabilities to Merchants and Settlement Liabilities to ISOs, respectively.

We believe our primary revenue driver in fiscal year 2021 will be the release and utilization of our Gen3 platform. We believe Gen3 is the most advanced technology released in the space to date. The latest installment of our technology, Gen3 features the following new properties: 1. Banking white label  platform; 2. Payment Facilitation management platform; 3. Stablecoin platform support; 4. Payment platform; and 5. Ledger Secure Token Technology. We believe Gen3’s holistic end to end capabilities minimize user pain points in onboarding, transactions and offboarding.

One of the most effective ways by which this technology becomes accretive to us in acquiring new customers is by the usage of Gen3’s new blockchain provenance modules. These modules allow us to eliminate manual onboarding of new customers. Due to this accelerated onboarding, these modules, first deployed by us in October 2020, were material in increasing our processing volume in the fourth quarter of 2020 to $131 million in gross processing volume. Of the $131 million, $84 million was processed in December alone, with net revenues for the month of December in excess of $1 million for net margins of approximately 1.5%.

In addition, Gen3 is the transactional foundation for the new Secure Token Technology we are now deploying and which we expect to be fully available within the next three (3) months.

Currency has two primary roles: it can be transactional, or it can be custodial (reserve). US dollars plays both roles. There are several disadvantages encapsulated within the existing cryptocurrency architectures available today. A decentralized approach makes the crypto assets available for viewing from anywhere and at any time, but they are extremely volatile, hackable, slow to settle, and have no intrinsic value. For the most part, they have a lot of transaction friction, in both time to settlement and transactional or conversion costs. As such, we believe these are not assets suitable as transactional currency, and are questionable as custodial currency. Centralized deployments can be stable (commonly called stablecoin), and are better as custodial media; however, none is attached to a transactional ecosystem, and exchange fees are still high. The USDC, a coin that is a USD digital equivalent, is an example of that.

We have introduced a new kind of media to the mix: Secure Token Technology which we expect to be fully available within the next three (3) months.  This token will not be not minted nor mined, but rather it is the equivalent of a contract (an asset class called Smart Contract). As such, Secure Token Technology has many advantages over all other coins and token, and deliver on the features most sought after in the crypto and legacy payment space:

1.	It provides instant settlement;

2.	It is highly secure, since the asset and its value are not held together (asset is decentrally visible but its value is in centralized cold storage);

3.	It is deletable – the token can be cancelled;

4.	It is reversible (undo-able) allowing for chargebacks in the case of a bad transaction. This allows the token to be kept alive for another transaction by the same user;

5.	It provides instant liquidity;

6.

It is attached to a regulated custodial account. The custodian will be a regulated bank. And the custodial account will be continuously audited to ensure it has a large enough cash balance to back all tokens in circulation; and

7.	It is attached to our transactional infrastructure. This allows for the token to be usable for instant purchases, which we believe is an advantage for the merchants. These purchases, in turn, generate processing volume for us.

We believe our Gen3 stabilized platform will be a top choice for banks, e-commerce, and consumers. As a stablecoin platform, it is also the only type of blockchain payment processing platform  that the Office of the Comptroller of the Currency has authorized for use by banks in a similar fashion to ACH, Wire and Swift. Because Secure Token Technology is attached to the value of the US dollar, it is also very good as a custodial vehicle, fitting the needs of low-risk yield seekers, such as pension funds and retirement accounts. We believe our Gen3 stabilized platform, in its stabilized end-to-end deployment, is the obvious tool of choice, without any meaningful competition, for both transactional and custodial roles of currency, and will appeal to various stakeholders:  consumers, merchants, banks, and the regulators.

The Company, as of March 22, 2021, has a Payment Facilitator License. The license is necessary for us to facilitate card payments for our clients to process Visa , MasterCard, AmEx, and Discover Card purchases.

We have one pending U.S. patent application, USSN 16/212,627, which was filed on December 6, 2018, and which claims priority to five provisional applications filed between December 6 and December 11, 2017. We halted the patent process in April 2020 as we have been utilizing and developing new technology since that date.

Competition

Although we believe there is currently no other company in the payment facilitator industry using, as we are, blockchain infrastructure, notable companies in the payment facilitator industry include PayPal, Stripe, and Square.

Customers

We currently process transactions for approximately 4,000 customers in over twenty-five (25) industries, including, but not limited to, the foreign exchange, retail, and e-commerce sectors. We do not rely on any one customer for more than 5% of our processing volume or revenue.

Employees and Human Capital

We currently have 18 full-time employees. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plan is to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Recent Developments

Convertible Debentures

On October 27, 2020, the Company issued convertible debentures in the principal amount of $3,850,000 to various lenders through its placement agent, Kingswood Capital Markets, division of Benchmark Investments, Inc. (“Kingswood”). The debentures are due July 27, 2021 (the “Maturity Date”) with a conversion price of $1.98 per share. The debentures included an original issue discount of $350,000, such that the gross proceeds to the Company equaled $3,500,000.  In connection with the closing of the offering, warrants to purchase an aggregate of 1,944,444 shares of common stock were issued to the lender with an exercise price of $1.98 per share.

From January 1, 2021 through March 22, 2021, the Company has issued (or is processing the issuance of) 1,944,444 shares of common stock following the conversion of all of the Convertible Debentures issued in October 2020. The principal amount that has been converted is $3,850,000.  During the same period, the Company has issued (or is processing the issuance of) 1,944,444 shares of common stock following the exercise of warrants issued in connection with the Convertible Debentures issuance. The Company received gross proceeds of $3,850,000 as a result of the warrant exercises. There are no longer any Convertible Debentures or October 2020 warrants outstanding.

ChargeSavvy Non-Binding MOU

On January 25, 2021, the Company issued a press release announcing it had entered into a non-binding Memorandum of Understanding to acquire ChargeSavvy LLC, a financial technology company specializing in payment processing and POS systems, for total consideration of up to $52 million in restricted shares of the Company’s common stock with $31 million of that all-shares amount due upon closing. ChargeSavvy was, until August 2020, one of the largest ISOs that we utilized in our ecosystem. The transaction assumes a per share price of $12.00. The all-stock transaction is subject to the negotiation and signing of definitive transaction documents, the completion of an audit of ChargeSavvy’s financial statements, and customary closing conditions. Kenneth Haller, our Senior Vice President of Payment Systems and the owner of 7.11% of the Company’s shares of common stock, owns 68.8% of ChargeSavvy.

Simultaneous Reverse Stock Split and Reduction in Authorized Shares of Common Stock

On February 16, 2021, the Company filed a Certificate of Change pursuant to Nevada Revised Statutes (“NRS”) 78.209 with the Nevada Secretary of State to effect a reverse stock split of the shares of common stock outstanding and the proportional decrease of the Company’s authorized shares of common stock at a ratio of one-for-six (the “Stock Split”).

The Stock Split was authorized by the Board of Directors of the Company pursuant to Section 78.207 of the NRS on February 4, 2021 and, pursuant to the Certificate of Change, became effective as of 12:00 a.m., Eastern Time, on February 17, 2021 (the “Effective Time”). No fractional shares were issued in connection with the Stock Split and all such fractional interests were rounded up to the nearest whole number of shares of common stock. The Company now has 82,500,000 shares of common stock authorized (the number of authorized shares of preferred stock remains 5,000,000). The conversion or exercise prices of our issued and outstanding convertible securities, stock options and warrants were adjusted accordingly.

Underwritten Public Offering and Nasdaq Listing

On February 16, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Kingswood, as representative of the underwriters listed therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 4,150,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a public offering price of $10.50 per share. In addition, the Underwriters were granted an over-allotment option (the “Over-allotment Option”) for a period of 45 days to purchase up to an additional 622,500 shares of Common Stock. The Common Stock began trading on the Nasdaq Capital Market under the symbol GBOX on February 17, 2021. The gross proceeds from the Offering were approximately $50.11 million as the Representative exercised in full its over-allotment option, before deducting underwriting discounts and commissions and other offering expenses. Pursuant to the Underwriting Agreement, the Company also granted Kingswood a right of first refusal, for a period of 12 months from the commencement of the Offering, to act as sole investment banker, sole book-runner, and/or sole placement agent, at Kingswood’s sole discretion, for each and every future public and private equity, equity-linked or debt offering, including all equity linked financings undertaken during such period by the Company, or any of the Company’s successors or subsidiaries.

Corporate Information

Our principal executive offices are located at 8880 Rio San Diego Drive, Suite 102, San Diego, CA 92108. Our telephone number is (619) 631-8261. The address of our website www.greenboxpos.com. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on our website into this Annual Report.

Item 1A – Risk Factors

An investment in our Common Stock involves a high degree of risk. Investing in shares of our Common Stock involves risks. Before making a decision to invest in shares of our Common Stock, you should carefully consider the risks that are described in this section and in the other information that we file from time to time with the SEC. You should also read the sections entitled “Cautionary Note Regarding Forward-Looking Statements” on page 9 of this Annual Report on Form 10-K. Additional risks not presently known or that we currently deem immaterial could also materially and adversely affect us. You should consult your own financial and legal advisors as to the risks entailed by an investment in shares of our Common Stock and the suitability of investing in our shares in light of your particular circumstances. If any of the risks contained in this Annual Report on Form 10-K develop into actual events, our assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, long-term performance goals, prospects, and/or results of operations could be materially and adversely affected, the trading price of our Common Stock could decline and you may lose all or part of your investment.

Risks Related to Our Company

We have a limited operating history and may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our shareholders. As a result, our management has identified and our auditors agreed that there is a substantial doubt about our ability to continue as a going concern.

We became a public company and changed our business model in April 2018, and our current business has a relatively limited operating history. Historical results are not indicative of, and may be substantially different than, the results we achieve in the future. We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies. The results of our operations depend on several factors, our success in attracting and retaining motivated and qualified personnel, the availability of adequate short and long-term financing, conditions in the financial markets, and general economic conditions. In addition, our future operating results and financial data may vary materially from the historical operating results and financial data as well as the pro forma operating results and financial data because of a number of factors, including costs and expenses associated with being a public company.

The loss of key personnel or the inability of replacements to quickly and successfully perform in their new roles could adversely affect our business.

We depend on the leadership and experience of our relatively small number of key executive management personnel, particularly our Chairman of the Board of Directors (the “Board”), Executive Vice President, Principal Financial Officer and Principal Accounting Officer, Ben Errez, and our Director and Chief Executive Officer, Fredi Nisan. The loss of the services of any of these key executives or any of our executive management members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. Furthermore, if we lose or terminate the services of one or more of our key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could impair our business and our ability to successfully implement our business plan. Additionally, if we are unable to hire qualified replacements for our executive and other key positions in a timely fashion, our ability to execute our business plan would be harmed. Even if we can quickly hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.

Merchants could be slow in adopting our Gen3 platform, and our inability to overcome this hesitation could limit the market acceptance of our products and our market share.

Our Gen3 platform represents relatively new technology in the payment processing market. Our future success will depend on our ability to increase merchant demand for our products by demonstrating to a broad spectrum of potential merchants  the potential performance advantages of our Gen3 platform, and our inability to do so could have a material adverse effect on our business, financial condition, and results of operations.

Factors that could inhibit adoption of our Gen3 platforms include cost and concerns about the and reliability of the technology. Absent an immediate competitive motivation, a merchant may not feel compelled to invest the time required to learn about the potential benefits of using our platform. In addition, economic pressure, caused, for example, by an economic slowdown, could make mercahnts reluctant to invest in new technologies.

Our executive officers, directors, and principal shareholders maintain the ability to control substantially all matters submitted to shareholders for approval.

As of March 22, 2021, our executive officers, directors, and shareholders who owned more than 5% of our outstanding Common Stock, in the aggregate, beneficially owned 23,983,601 shares of Common Stock representing approximately 57.54% of our outstanding capital stock. As a result, if these shareholders were to choose to act together, they would be able to control substantially all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other shareholders may desire.

Our financial statements may be materially affected if our estimates prove to be inaccurate as a result of our limited experience in making critical accounting estimates.

Financial statements prepared in accordance with GAAP require the use of estimates, judgments, and assumptions that affect the reported amounts. Actual results may differ materially from these estimates under different assumptions or conditions. These estimates, judgments, and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required. In addition, because we have limited to no operating history and limited experience in making these estimates, judgments, and assumptions, the risk of future charges to income may be greater than if we had more experience in these areas. Any such charges could significantly harm our business, financial condition, results of operations, and the price of our securities.

We may require additional financing to sustain or grow our operations.

Our growth will be dependent on our ability to access additional equity and debt capital. Moreover, part of our business strategy may involve the use of debt financing to increase potential revenues. Our inability in the future to obtain additional equity capital or a corporate credit facility on attractive terms, or at all, could adversely impact our ability to execute our business strategy, which could adversely affect our growth prospects and future shareholder returns.

We may not realize the anticipated benefits of acquisitions or investments in joint ventures, or those benefits may be delayed or reduced in their realization.

Acquisitions and investments are likely to be a component of our growth and the development of our business, in the future. Acquisitions can broaden and diversify our product concepts. In reviewing potential acquisitions or investments, we target assets or companies that we believe offer attractive products or offerings, the ability for us to leverage our offerings, competencies, or other synergies.

The combination of two independent businesses is a complex, costly, and time-consuming process that will require significant management attention and resources. The integration process may disrupt the businesses and, if implemented ineffectively, would limit the expected benefits of the acquisition. The failure to meet the challenges involved in integrating businesses and realizing the anticipated benefits could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations. The overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

●	the diversion of management’s attention to integration matters;
●	difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from the combination;
●	difficulties in the integration of operations and systems; and
●	conforming standards, controls, procedures, accounting and other policies, business cultures, and compensation structures between the two companies.

We cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to more effectively market our products, develop our competencies or to grow our business. In some cases, we expect that the integration of the companies that we may acquire into our operations will create production, marketing and other operating, revenue or cost synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we may acquire or invest in companies that we believe have strong and creative management, in which case we may plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies would continue to work for us after the acquisition or that they would develop popular and profitable products, entertainment or services in the future. We cannot guarantee that any acquisition or investment we may make will be successful or beneficial, and acquisitions can consume significant amounts of management attention and other resources, which may negatively impact other aspects of our business.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control, which could cause fluctuations in the price of our securities.

We are subject to the following factors that may negatively affect our operating results:

●	our ability to upgrade and develop our systems and infrastructure to accommodate growth;

●	our ability to attract and retain key personnel in a timely and cost-effective manner;

●	technical difficulties;

●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure;

●	our ability to identify and enter into relationships with appropriate and qualified third-party providers for necessary development and manufacturing services;

●	regulation by federal, state, or local governments;

●	general economic conditions, as well as economic conditions specific to the entertainment, theme park, party items, arts and crafts, and packaging industries; and

●

various risks related to health epidemics, pandemics and similar outbreaks, such as the coronavirus disease 2019 (“COVID-19”) pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

As a result of our lack of any operating history and the nature of the markets in which we compete, it is difficult for us to forecast our revenues or earnings accurately. As a strategic response to changes in the competitive environment, we may from time to time make certain decisions concerning expenditures, pricing, service, or marketing that could have a material and adverse effect on our business, results of operations, and financial condition. Due to the foregoing factors, our quarterly revenues and operating results are difficult to forecast.

Low demand for new products and the inability to develop and introduce new products at favorable margins could adversely impact our performance and prospects for future growth.

Our competitive advantage is due in part to our ability to develop and introduce new products in a timely manner at favorable margins. The uncertainties associated with developing and introducing new products, such as market demand and costs of development and production, may impede the successful development and introduction of new products on a consistent basis. Introduction of new technology may result in higher costs to us than that of the technology replaced. That increase in costs, which may continue indefinitely or until increased demand and greater availability in the sources of the new technology drive down its cost, could adversely affect our results of operations. Market acceptance of the new products introduced in recent years and scheduled for introduction in future years may not meet sales expectations due to various factors, such as the failure to accurately predict market demand, end-user preferences, evolving industry standards, or the emergence of new or disruptive technologies. Moreover, the ultimate success and profitability of the new products may depend on our ability to resolve technical and technological challenges in a timely and cost-effective manner. Our investments in productive capacity and commitments to fund advertising and product promotions in connection with these new products could erode profits if those expectations are not met.

We are increasingly dependent on information technology, and potential cyberattacks, security problems, or other disruption and expanding social media vehicles present new risks.

We rely on information technology networks and systems, including the internet, to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, billing, and operating data. We may purchase some of our information technology from vendors, on whom our systems will depend, and we rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of confidential operator and other customer information. We depend upon the secure transmission of this information over public networks. Our networks and storage applications could be subject to unauthorized access by hackers or others through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it will be difficult to anticipate or immediately detect such incidents and the damage they cause. Any significant breakdown, invasion, destruction, interruption, or leakage of information from our systems could harm our business.

Further, in the normal course of our business, we collect, store and transmit proprietary and confidential information regarding our customers, employees, and others, including personally identifiable information. An operational failure or breach of security from increasingly sophisticated cyber threats could lead to loss, misuse or unauthorized disclosure of this information about our employees or customers, which may result in regulatory or other legal proceedings, and have a material adverse effect on our business. We also may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber-attacks. Any such attacks or precautionary measures taken to prevent anticipated attacks may result in increasing costs, including costs for additional technologies, training and third party consultants. The losses incurred from a breach of data security and operational failures as well as the precautionary measures required to address this evolving risk may adversely impact our financial condition, results of operations and cash flows.

Privacy regulation is an evolving area and compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to service our clients and market our products and services.

Because we store, process and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters. While we believe we are currently in compliance with applicable laws and regulations, many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.

Data privacy and security concerns relating to our technology and our practices could cause us to incur significant liability, and deter current and potential users from using our products and services. Software bugs or defects, security breaches, and attacks on our systems could result in the improper disclosure and use of user data and interference with our users’ ability to use our products and services, harming our business operations.

Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other data-privacy-related matters, even if unfounded, could harm our financial condition, and operating results. Our policies and practices may change over time as expectations regarding privacy and data change. Our products and services involve the storage and transmission of proprietary information, and bugs, theft, misuse, defects, vulnerabilities in our products and services, and security breaches expose us to a risk of loss of this information, improper use and disclosure of such information, litigation, and other potential liability. Systems and control failures, security breaches and/or inadvertent disclosure of user data could result in government and legal exposure, seriously harm our business, and impair our ability to attract and retain customers.

We may experience cyber-attacks and other attempts to gain unauthorized access to our systems. We may experience future security issues, whether due to employee error or malfeasance or system errors or vulnerabilities in our or other parties’ systems, which could result in significant legal and financial exposure. We may be unable to anticipate or detect attacks or vulnerabilities or implement adequate preventative measures. Attacks and security issues could also compromise trade secrets and other sensitive information, harming our business. As a result, we may suffer significant legal or financial exposure, which could harm our business, financial condition, and operating results.

Prolonged economic downturn, particularly in light of the COVID-19 pandemic, could adversely affect our business.

Uncertain global economic conditions, in particular in light of the COVID-19 pandemic, could adversely affect our business. The COVID-19 pandemic negatively impacted some of our clients as they saw reductions in revenues due to business closures which caused our processing volume to go down. Negative global and national economic trends, such as decreased consumer and business spending, high unemployment levels and declining consumer and business confidence, pose challenges to our business and could result in declining revenues, profitability and cash flow. Although we continue to devote significant resources to support our brands, unfavorable economic conditions may negatively affect demand for our products.

We could face substantial competition, which could reduce our market share and negatively impact our net revenue.

Although we believe there is currently no other company in the payment facilitator industry using, as we are, blockchain infrastructure, notable companies in the payment facilitator industry include PayPal, Stripe, and Square. Many of our payment facilitator competitors are significantly larger than we are and have considerably greater financial, technical, marketing, and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations.

Third-party claims of infringement against us could adversely affect our ability to market our products and require us to redesign our products or seek licenses from third parties.

We are susceptible to intellectual property lawsuits that could cause us to incur substantial costs, pay substantial damages, or prohibit us from distributing our products. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which later may result in issued patents that our products may infringe. If any of our products infringe a valid patent, we could be prevented from distributing that product unless and until we can obtain a license or redesign it to avoid infringement. A license may not be available or may require us to pay substantial royalties. We also may not be successful in any attempt to redesign the product to avoid any infringement. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate, and we may not have the financial and human resources to defend ourselves against any infringement suits that may be brought against us.

We may employ individuals who were previously employed by companies that are developing blockchain or cryptocurrency products and technology, including our competitors or potential competitors. To the extent our employees are involved in research areas which are similar to those areas in which they were involved at their former employers, we may be subject to claims that such employees and/or we have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against such claims, which could result in substantial costs and be a distraction to management and which may have a material adverse effect on us, even if we are successful in defending such claims.

We also rely in our business on trade secrets, know-how and other proprietary information. We seek to protect this information, in part, through the use of confidentiality agreements with employees, consultants, advisors and others. Nonetheless, we cannot assure you that those agreements will provide adequate protection for our trade secrets, know-how or other proprietary information and prevent their unauthorized use or disclosure. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed products, disputes may arise as to the proprietary rights to such information which may not be resolved in our favor. Most of our consultants are employed by or have consulting agreements with third parties and any inventions discovered by such individuals generally will not become our property. There is a risk that other parties may breach confidentiality agreements or that our trade secrets become known or independently discovered by competitors, which could adversely affect us.

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

It may be illegal now, or in the future, to participate in blockchains or utilize similar digital assets in one or more countries, the ruling of which would adversely affect us.

Although currently cryptocurrencies and blockchain-based solutions generally are not regulated or are lightly regulated in most countries, one or more countries such as China and Russia may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these digital assets or to exchange for fiat currency. Such restrictions may adversely affect us. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or an alternative to distributed ledgers altogether. This may adversely affect us and our exposure to various blockchain technologies and prevent us from realizing the anticipated profits from our investments. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation involving intellectual property, data privacy and security, consumer protection, commercial disputes and other matters that may negatively affect our operating results if changes to our business operation are required. We may also be subject to a variety of claims including product warranty, product liability, and consumer protection claims related to product defects, among other litigation. We may also be subject to claims involving health and safety, other environmental impacts, or service disruptions or failures. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. In addition, insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby adversely affecting our results of operations and resulting in a reduction in the trading price of our stock.

Item 1B

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

Item 3 – Legal Proceedings

We are from time to time subject to claims and litigation arising in the ordinary course of business. We intend to defend vigorously against any future claims and litigation. We are not currently a party to any legal proceedings.

Item 4 – Mine Safety Disclosures

Not applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Through February 16, 2021, our Common Stock was quoted for trading on the OTCQB tier of the OTC Markets Group, under the symbol “GRBX.”

Starting on February 17, 20201, our Common Stock is listed on the Nasdaq Capital Market under the symbol “GBOX.”

Holders

As of March 22, 2021, there were 41,185,131 shares of Common Stock outstanding held by approximately 175 holders of record (not including an indeterminate number of beneficial holders of stock held in street name).

Warrants

There were no warrants issued nor outstanding as of December 31, 2019.

Dividends

There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Dividends are declared at the sole discretion of our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2020 with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2020 Incentive and Nonstatutory Stock Option Plan	446,179	$3.75	2,887,154
Equity compensation plans not approved by security holders	-	-	-
Total	446,179	$3.75	2,887,154

Recent Issuance of Unregistered Securities

We had no sales of unregistered securities in 2020 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q other than following:

We sold 999,996 shares to nine (9) investors in August 2020 for a total purchase price of $810,000. We claimed exemption from registration under the Securities Act for the sales and issuances of these securities under Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, in that such sales and issuances did not involve a public offering. All of the purchasers of unregistered securities for which we relied on Section 4(a)(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the registrant or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following results are for the years ended December 31, 2020 and 2019.

	Years Ended December 31,
	2020		2019		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Net revenue	$8,525,015	100.0%	$10,002,857	100.0%	$(1,477,842)	-14.8%
Cost of revenue	4,825,587	56.6%	11,091,140	110.9%	(6,265,553)	-56.5%
Gross profit	3,699,428	43.4%	(1,088,283)	-10.9%	4,787,711	-439.9%

Operating expenses:
Advertising and marketing	93,868	1.1%	45,928	0.5%	47,940	104.4%
Research and development	1,363,757	16.0%	1,255,296	12.5%	108,461	8.6%
Payroll and payroll taxes	1,796,160	21.1%	1,429,136	14.3%	367,024	25.7%
Professional fees	1,691,107	19.8%	1,026,556	10.3%	664,551	64.7%
General and administrative	3,836,120	45.0%	750,078	7.5%	3,086,042	411.4%
Depreciation and amortization	22,742	0.3%	16,216	0.2%	6,526	40.2%
Total operating expenses	8,803,754	103.3%	4,523,210	45.2%	4,280,544	94.6%

Loss from operations	(5,104,326)	-59.9%	(5,611,493)	-56.1%	507,167	-9.0%

Other Income (Expense):
Interest (expense) income	(1,149,677)	-4.2%	(604,504)	-6.0%	245,011	-40.5%
Interest expense - debt discount	(359,493)	-13.5%	(195,201)	-2.0%	(954,476)	0.0%
Derivative expense	(641,366)	-7.5%	(634,766)	-6.3%	(6,600)	0.0%
Changes in fair value of derivative liability	(383,769)	-4.5%	(415,297)	-4.2%	31,528	-100.0%
Merchant fines and penalty income	2,630,796	30.9%	2,776,687	27.8%	(145,891)	-100.0%
Other income or expense	455	0.0%	-	0.0%	455	0.0%
Total other income (expense)	96,946	1.1%	926,919	9.3%	829,973	89..5%

Loss before provision for income taxes	(5,007,380)	-58.7%	(4,684,574)	-46.8%	322,806	-6.9%

Provision for income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	$(5,007,380)	-58.7%	$(4,684,574)	-46.8%	$322,806	-6.9%

Net Revenue

Net revenue decreased by $1,477,842 or 4.4%, to $8,525,015 in the current year from $10,002,857 in the previous year. The decrease was due to ChargeSavvy (an entity majority owned by Kenneth Haller, our Senior Vice President of Payment Systems), one of the largest ISOs, exiting our ecosystem in August 2020. That volume was transferred to an alternative ISO and processing gateway. In addition, we placed a high priority towards completion of compliance and integration with Fiserv, one of our largest accounts, and we pushed to expedite the development and future release of our Gen3 platform.

Cost of Revenue

Cost of revenue decreased by $6,265,553, or 56.5%, to $4,825,587 in current year from $11,091,140 in previous year. Payment processing consists of various processing fees paid to Gateways, as well as commission payments to the ISOs responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. Most orders are delivered directly to the customer, without any handling, storage or processing by us. We had a reduction in cost of revenue in 2020 as a result of increased processing efficiency and decreased cost to scale. The Company’s Gen3 technology, released in the first quarter of 2021, is further designed to impact the Company’s cost of revenues and is projected to materially increase the Company’s operating margins significantly and positively.

Operating Expenses

Operating expenses increased by $4,280,544, or 94.6%, to $8,803,754 in current year from $4,523,210 in previous year. The increase was primarily due to the following:

●	Increase in stock compensation expense of approximately $1,773,000 due to adoption and issuances of stock options;
●	Increase in professional fees of approximately $665,000 for investor relations;
●	Increase due to shares issued for services in the amount of approximately $1,200,000; and
●	Increase in payroll of approximately $367,000 due to increase in headcount.

Non-Operating Expenses

The Company incurred interest expense related to various debt in the amount of $359,493 and $604,504 for the years ended December 31, 2020 and 2019, respectively. The Company incurred a loss from changes in fair value of derivative liability and derivative expense of $1,025,135 and $1,050,063 for the years ended December 31, 2020 and 2019. The Company recorded income from merchant fines and penalties in the amount of $2,630,796 and $2,776,687 for the years ended December 31, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital for the periods presented is summarized as follows:

Cash Requirements

We incurred a working capital (deficit) of $278,441 and $(4,429,424) as of December 31, 2020 and 2019, respectively. Based on our revenues, operational expenses, cash on hand and future operational needs, we will need to continue procuring capital from external sources, which may include equity, debt or hybrid financing, in order to fund operations.

Cash Flow

The following table shows cash flows for the periods presented:

	Years Ended December 31,
	2020	2019

Net cash provided by (used in) operating activities	$(4,160,678)	$(1,601,851)
Net cash provided by (used in) investing activities	(6,649)	(49,795)
Net cash provided by (used in) financing activities	5,236,952	684,671

Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,069,625	$478,132

Operating Activities – For the years ended December 31, 2020 and 2019, net cash used in operating activities was $(4,1,60,678) and $(1,601,851), respectively, was primarily due to net loss and timing of settlement of assets and liabilities and net loss of the years ended December 31, 2020 and 2019.

Investing Activities – For the years ended December 31, 2020 and 2019, net cash used in investing activities was $(6,649) and $(49,795), respectively, primarily due to cash used for purchases of property and equipment.

Financing Activities – For the years ended December 31, 2020 and 2019, net provided by financing activities was $5,236,952 and $684,671, respectively, primarily due to borrowings and repayments of long-term and short-term borrowings, convertible debt, and proceeds from issuances of common stock.

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

●	Licensing revenue is paid in advance and is recorded as unearned income, which is amortized monthly over the period of the licensing agreement.
●	Equipment revenue is generated from the sale of POS products, which is recognized when goods are shipped. The equipment revenue was not material.

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

In 2020 and 2019 the Company utilized several gateways. The gateways have strict guidelines pertaining to scheduling of the release of funds to merchants based on several criteria, such as return and chargeback history, associated risk for the specific business vertical, average transaction amount and so on. In order to mitigate processing risks, these policies determine reserve requirements and payment in arear strategy. While reserve and payment in arear restrictions are in effect for a merchant payout, the Company records gateway debt against these amounts until released.

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

Based on management's evaluation, our Chief Executive Officer and Executive Vice President concluded that, as a result of the material weaknesses described below, as of December 31, 2020, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter ended December 31, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

c)	Management's report on internal control over financial reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2020 for the reasons discussed above.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information about our directors and executive officers.

Name	Age	Position(s)
Executive Officers
Ben Errez	59	Chairman of the Board of Directors and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)
Fredi Nisan	38	Director and Chief Executive Officer

Directors
Genevieve Baer	43	Director
William J. Caragol	53	Director
Ezra Laniado	37	Director

Executive Officers

Ben Errez has acted as Chairman of our Board, Executive Vice President, Principal Financial Officer and Principal Accounting Officer since July 2017. He has brought this expertise to the Company to lead the Company into the forefront of the blockchain-based financial software, services and hardware market. Since 2017, Errez has been a principal of the GreenBox Business. From August 2004 until August 2015, Errez formed the start-up IHC Capital, where he held the position of Principal Consultant from founding to the present date, through which he advises clients in the South Pacific region with market capitalizations ranging from $50M to $150M on matters such as commerce, security, reliability and privacy. From January 1991 to August 2004, he served as Software Development Lead for the Microsoft International Product Group. He led the International Microsoft Office Components team (Word, Excel, PowerPoint) in design, engineering, development and successful deployment. He also served as Executive Representative of Microsoft Office and was a founding member of the Microsoft Trustworthy Computing Forum, both within the company, and internationally. Errez co-authored the first Microsoft Trustworthy Computing Paper on Reliability. At Microsoft, Mr. Errez was responsible for the development of the first Microsoft software translation Software Development Kit (“SDK”) in Hebrew, Arabic, Thai and Simplified Chinese, as well as the development of the first bidirectional extensions to Rich Text Format (“RTF”) file format, all bidirectional extensions in text converters for Microsoft Office, and contributed to the development of the international extensions to the Unicode standard to include bidirectional requirements under the World Wide Web Consortium (“W3C”). He received his Bachelor Degree in Mathematics and Computer Science from the Hebrew University.

Fredi Nisan has served as a Director and our Chief Executive Office since July 2017, and has been a principal of the Company since August 2017. In May 2016, Nisan founded Firmness, LLC. Through Firmness, Nisan created “QuickCitizen,” a software program that simplfies the onboarding process for new clients of law firms specializing in immigration issues. The QuickCitizen software significantly reduced law firm’s onboarding processing time from more than three hours to approximately fifteen minutes. In January 2010, Nisan launched Brava POS, where he served as President until 2015. Brava POS provided point of sale (“POS”) systems for specialty retail companies. Nisan developed software to provide clients with solutions for issues ranging from inventory management to payroll to processing high volume transactions in the form of a cloud-based POS system. This system had the capability to manage multiple stores with centralized inventory and process sales without an internet connection, and offered a secure login for each employee, as well as including advanced inventory management and reporting, plus powerful functionality for its end users.

From January 2007 until November 2017, Nisan worked for One Coach, in San Diego, CA, as a business coach. One Coach specializes in customized growth solutions for small business owners, including the latest strategies for sales, internet marketing, branding and ROI. Nisan was consistently ranked as the top salesperson for small business coaching while working with One Coach.

From March 2005 until December 2006, Nisan opened and operated a computer hardware store before becoming the Inventory Operations Manager for Zicon Israel, a hardware and software producer. At Zicon, he supervised inventory operations, worked on quality controls for motherboards and chips, and educated customers on software and hardware product functionality.

Directors

Genevieve Baer has served as a Director since February 12, 2021 and has been chief executive officer of JKH Consulting since 2009. JKH Consulting is a real estate finance consulting firm that has advised on transactions with a collective value of over $10 billion. Prior to her work with JKH Consulting, Ms. Baer worked at Magnet Industrial Bank for 6 years at the end of which tenure she was a Senior Vice President. Ms. Baer also worked at US Bancorp Piper Jaffray for 9 years as a Vice President working on equity and debt real estate financings. Ms. Baer earned a B.S. in chemistry from the University of Utah.

William J. Caragol has served as a Director since February 12, 2021 and has, since April 2020, been Executive Vice President and Chief Financial Officer of Hawaiian Springs LLC, a natural artesian bottled water company. From 2018 to the present, Mr. Caragol has also been Managing Director of Quidem LLC, a corporate advisory firm. Since 2015, Mr. Caragol has been Chairman of the Board of Thermomedics, Inc., a medical diagnostic equipment company. From 2012 to 2018, Mr. Caragol was Chairman and CEO of PositiveID, a holding company that was publicly traded that had a portfolio of products in the fields of bio detection systems, molecular diagnostics, and diabetes management products. Mr. Caragol earned a B.S. in business administration and accounting from Washington & Lee University.

Ezra Laniado has served as a Director since February 12, 2021 and has, since 2018, been Executive Director of the San Diego chapter of Friends of Israel Defence Forces and, since 2017, been Regional Director of the San Diego chapter of the Israeli-American Council, two American charitable organizations providing support and funds for Israel and the Israeli community in America. In such capacity, Mr. Laniado has raised over $5 million in donations and managed over 30 volunteers. From 2014 to 2017, Mr. Laniado was Co-Founder and Business Director of Shonglulu Group, a fashion brand. As Business Director, Mr. Laniado raised capital, coordinated the company’s marketing strategy, and implemented its business plan. Prior to 2014, Mr. Laniado was an attorney in Israel for 4 years. Mr. Laniado received a B.A. and an L.L.B. from the Interdisciplinary Center Herzliya.

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

Corporate Governance Overview

Director Independence

The Board has reviewed the independence of our directors based on the listing standards of the Nasdaq Capital Market. Based on this review, the Board has determined that each of Ms. Baer and Messrs. Caragol and Laniado are independent within the meaning of the Nasdaq rules. In making this determination, our Board considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our Board deemed relevant in determining their independence. As required under applicable Nasdaq rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Board Committees

The Board has established the following three standing committees: audit committee; compensation committee; and nominating and governance committee, or nominating committee. Each of our independent directors, Ms. Baer and Messrs. Caragol and Laniado, serves on each committee. Our Board has adopted written charters for each of these committees. Copies of the charters are available on our website. Our Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The audit committee is responsible for, among other matters:

●	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm the independence of its members from its management;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements;

●	coordinating the oversight by our Board of our code of business conduct and our disclosure controls and procedures

●	establishing procedures for the confidential and/or anonymous submission of concerns regarding accounting, internal controls or auditing matters; and

●	reviewing and approving related-person transactions.

●	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;

Mr. Caragol serves as chairman of our audit committee. The Board has reviewed the independence of our directors based on the listing standards of Nasdaq. Based on this review, the Board has determined that that each of Ms. Baer and Messrs. Caragol and Laniado meet the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 and NASDAQ rules. The Board has determine that Mr. Caragol qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

The compensation committee is responsible for, among other matters:

●	reviewing key employee compensation goals, policies, plans and programs;

●	reviewing and approving the compensation of our directors and executive officers;

●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and

●	appointing and overseeing any compensation consultants or advisors.

William J. Caragol serves as chairman of our compensation committee.

Nominating Committee

The purpose of the nominating committee is to assist the board in identifying qualified individuals to become board members, in determining the composition of the board and in monitoring the process to assess board effectiveness. William J. Caragol serves as chairman of our nominating committee.

Board Leadership Structure

Currently, Mr. Nisan is our principal executive officer and Mr. Errez is chairman of the board.

Risk Oversight

Our Board will oversee a company-wide approach to risk management. Our Board will determine the appropriate risk level for us generally, assess the specific risks faced by us and review the steps taken by management to manage those risks. While our Board will have ultimate oversight responsibility for the risk management process, its committees will oversee risk in certain specified areas.

Specifically, our compensation committee will be responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards it administers. Our audit committee will oversee management of enterprise risks and financial risks, as well as potential conflicts of interests. Our board of directors will be responsible for overseeing the management of risks associated with the independence of our Board.

Code of Business Conduct and Ethics

Our Board adopted a code of business conduct and ethics that applies to our directors, officers and employees. A copy of this code is available on our website. We intend to disclose on our website any amendments to the Code of Business Conduct and Ethics and any waivers of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.

Item 11 – Executive Compensation

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (Principal Executive Officer) and our two most highly compensated executive officers other than the Principal Executive Officer during fiscal years 2020 and 2019 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options Awards ($)	All Other Compensation ($)		Total ($)
Ben Errez	2020	200,100	—	—	—	26,176	(1)	226,276
Chairman/EVP	2019	200,000	—	—	—	—		200,000

Fredi Nisan	2020	200,100	—	—	—	13,572	(2)	213,672
CEO/Director	2019	200,000	—	—	—	—		200,000

Kenneth Haller	2020	202,492	—	—	—	—		202,492
SVP of Payment Systems	2019	150,669	—	—	—	—		150,669

(1)	The Company contributed $6,000 to Mr. Errez’s 401(k) and the Company paid $20,176 in medical insurance premiums on behalf of Mr. Errez and his dependents.

(2)	The Company paid $13,572 in medical insurance premiums on behalf of Mr. Nisan and his dependents.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by the Named Executive Officers as of December 31, 2020:

	Option Awards(1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable (#)	Number of Securities Underlying Unexercised Options, Not Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Ben Errez	83,333		0.39	6/24/2025
	83,333		6.06	12/2/2025

Fredi Nisan	83,333		0.39	6/24/2025
	83,333		6.06	12/2/2025

Kenneth Haller	83,333		0.39	6/24/2025
	83,333		6.06	12/2/2025

(1)	All option awards reflect stock options granted under the Company’s 2020 Incentive and Non-statutory Stock Option Plan that vested immediately upon issuance.

Employment/Consulting Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has not entered into employment agreements or other compensation agreements with its executive officers. All employee contracts are “at will.” There are no potential payments payable to the Named Executive Officers upon a termination of employment in connection with a change in control.

Director Compensation

Messrs. Nisan and Errez are executive officers and majority shareholders through their shared majority ownership of PrivCo, which held approximately 66% of our issued and outstanding shares as of December 31, 2020. During 2020, we did not separately compensate Messrs. Nisan and Errez for their service on the Board.

On February 16, 2021, the Company and each of Ms. Baer and Messrs. Caragol and Laniado entered into separate Board of Directors Agreements (the “BOD Agreements”). Pursuant to the BOD Agreements, Ms. Baer and Mr. Laniado will each receive cash compensation in the amount of $2,500 per month, with Mr. Caragol receiving $5,000 per month. Pursuant to the BOD Agreements, Ms. Baer and Mr. Laniado will each receive equity compensation in the form of shares of Common Stock in an amount equal to $2,500 per month, with Mr. Caragol receiving shares of Common Stock in an amount equal to $5,000 per month. Additionally, from time to time, each of the independent directors may receive awards pursuant to the Company’s Equity Incentive Plan.

The Company and each of Ms. Baer and Messrs. Caragol and Laniado agreed to execute an indemnification agreement in favor of the Board member substantially in the form of the agreement attached to each BOD Agreement as Exhibit A (the “Indemnification Agreement”). In addition, so long as the Company’s indemnification obligations exist under the Indemnification Agreement, the Company shall provide the Board member with directors’ and officers’ liability insurance coverage in the amounts specified in the Indemnification Agreement.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth certain information with respect to the beneficially owned holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. Applicable percentage ownership before the offering is based on the 41,185,131 shares of Common Stock outstanding as of March 22, 2021. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at 8880 Rio San Diego Drive, Suite 102, San Diego, California.

Name and Address of Owner	Shares of Common Stock Owned Beneficially		Percent of Class

5% Holders
GreenBox POS LLC (1)	20,489,208		49.75%

Officers and Directors
Ben Errez (2)	10,411,271	(3)	25.18%
Fredi Nisan (4)	10,411,271	(3)	25.18%
Kenneth Haller (5)	2,941,826	(3)	7.11%
Vanessa Luna (6)	83,333		*
Genevieve Baer (7)	0		0%
William J. Caragol (7)	0		0%
Ezra Laniado (7)	127,566		*
Total of Officers and Directors (7 Persons)	23,9832,601268		57.54%

* Less than 1%

(1) GreenBox POS LLC (“PrivCo”) holds 20,489,208 shares of the Company’s issued and outstanding stock. PrivCo is managed by its two managing members, Ben Errez and Fredi Nisan, both of whom serve as our sole officers and directors. Messrs. Errez and Nisan each own 50% of PrivCo.

(2) Ben Errez is Chairman of the Board of Directors and Executive Vice President of the Company. Mr. Errez owns 50% of PrivCo and therefore owns 10,244,604 shares held by PrivCo. As one of two managing members of PrivCo, Mr. Errez has influence over PrivCo’s entire holding of 20,489,208 shares.

(3) Includes 166,667 fully vested options.

(4) Fredi Nisan is a Director and is the Company’s Chief Executive Officer. Mr. Nisan owns 50% of PrivCo and therefore owns 10,244,604 shares held by PrivCo. As one of two managing members of PrivCo, Mr. Nisan has influence over PrivCo’s entire holding of 20,489,207 shares. Additionally, relatives of Mr. Nisan, who may be influenced by Mr. Nisan, hold 45,000 shares of the Company’s issued and outstanding stock.

(5) Kenneth Haller is the Company’s Senior Vice President of Payment Systems.

(6) Vanessa Luna is the Company’s Chief Operating Officer.

(7) Director.

Item 13 – Certain Relationships and Related Transactions and Director Independence

The following includes a summary of transactions since January 1, 2019 to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

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

We hired Liron Nusinovich on or about July 16, 2018 as our Risk Analyst. Liron is the brother of Fredi Nisan, our CEO and Director.On or about June 18, 2019, the Company issued 110,000 restricted shares to Liron, who was one of nine employees to receive a performance bonus in stock on this day. The shares were fully vested upon issuance and worth $11,000 at closing, on the day of issuance. We pay Liron approximately $92,000 per year.

Inadvertent Share Transfers

On or about December 27, 2018 and January 4, 2019, 180,833 shares, worth approximately $325,500 as of the close of trading on the days of issuance, were inadvertently transferred from PrivCo instead of being issued by the Company. Subsequently, on or about August 14, 2019, the Company issued 180,833 shares to PrivCo, as repayment of the shares that had been previously inadvertently transferred.

ChargeSavvy

On January 25, 2021, the Company issued a press release announcing it had entered into a non-binding Memorandum of Understanding to acquire ChargeSavvy LLC, a financial technology company specializing in payment processing and POS systems, for total consideration of up to $52 million in restricted shares of the Company’s common stock with $31 million of that all-shares amount due upon closing. ChargeSavvy was, until August 2020, one of the largest ISOs that we utilized in our ecosystem. The transaction assumes a per share price of $12.00. The all-stock transaction is subject to the negotiation and signing of definitive transaction documents, the completion of an audit of ChargeSavvy’s financial statements, and customary closing conditions. Kenneth Haller, our Senior Vice President of Payment Systems and the owner of 7.11% of the Company’s shares of common stock, owns 68.8% of ChargeSavvy.

Item 14 – Principal Accounting Fees and Services

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2020 and December 31, 2019 for professional services rendered by our independent registered public accounting firm auditors for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by independent accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,
	2020	2019
Audit Fees (audit for original filings)	$125,000	$58,000
Audit Fees (audit for amended filings)	-	-
Tax Fees	-	-
Total	$125,000	$58,000

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

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto on page F-7.

c)	Exhibits:

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Articles of Incorporation, filed August 29, 2007	S-1	2/12/08	3.1
3.2	Certificate of Amendment to Articles of Incorporation, filed October 18, 2017	10-K	4/16/19	3.2
3.3	Certificate of Amendment to Articles of Incorporation, filed May 3, 2018	10-K	4/16/19	3.3
3.4	Certificate of Amendment to Articles of Incorporation, filed December 13, 2018	10-K	4/16/19	3.4
3.5	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on February 16, 2021	8-K	2/17/21	3.1
3.6	Bylaws of GreenBox POS	S-1	2/12/08	3.2
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934				Filed
10.1	GreenBox POS 2020 Incentive and Nonstatutory Stock Option Plan*	S-8	9/3/20	4.1
10.2	Form of Board of Directors Agreement entered into on February 16, 2021, by and between the Company and each of Ms. Baer and Messrs. Caragol and Laniado*	8-K	2/19/21	10.1
10.3	Asset Purchase Agreement, dated January 4, 2020, by and between GreenBox POS and GreenBox POS LLC	8-K	1/7/20	10.1
10.4	Software License and Services Agreement, dated December 17, 2018, by and among GreenBox POS, Cultivate Technologies, LLC and MTrac Tech Corp.	10-K/A	2/7/20	10.5
10.5	Paycheck Protection Program Note, dated April 29, 2020, issued to Preferred Bank.	10-Q	11/16/20	10.1
10.6	U.S. Small Business Administration Note (Secured Disaster Loans), dated June 2, 2020 issued to the Small Business Administration.	10-Q	11/16/20	10.2
21.1	List of Subsidiaries	S-1	12/23/20	21.1
23.1	Consent of BF Borgers CPA PC				Filed
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

**	These exhibits are being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GreenBox POS

Date: March 30, 2021	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Fredi Nisan	Chief Executive Officer and Director	March 30, 2021
Fredi Nisan	(principal executive officer)

/s/ Ben Errez	Executive Vice President and Chairman of the Board of Directors	March 30, 2021
Ben Errez	(principal financial officer and principal accounting officer)

/s/ Genevieve Baer	Director	March 30, 2021
Genevieve Baer

/s/ William J. Caragol	Director	March 30, 2021
William J. Caragol

/s/ Ezra Laniado	Director	March 30, 2021
Ezra Laniado

GREENBOX POS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GreenBox POS:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GreenBox POS (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2020, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the two years in the period ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition — identification of contractual terms in certain customer arrangements

As described in Note 2 to the consolidated financial statements, management assesses relevant contractual terms in its customer arrangements to determine the transaction price and recognizes revenue upon transfer of control of the promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Management applies judgment in determining the transaction price which is dependent on the contractual terms. In order to determine the transaction price, management may be required to estimate variable consideration when determining the amount and timing of revenue recognition.

The principal considerations for our determination that performing procedures relating to the identification of contractual terms in customer arrangements to determine the transaction price is a critical audit matter are there was significant judgment by management in identifying contractual terms due to the volume and customized nature of the Company’s customer arrangements. This in turn led to significant effort in performing our audit procedures which were designed to evaluate whether the contractual terms used in the determination of the transaction price and the timing of revenue recognition were appropriately identified and determined by management and to evaluate the reasonableness of management’s estimates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including those related to the identification of contractual terms in customer arrangements that impact the determination of the transaction price and revenue recognition. These procedures also included, among others, (i) testing the completeness and accuracy of management’s identification of the contractual terms by examining customer arrangements on a test basis, and (ii) testing management’s process for determining the appropriate amount and timing of revenue recognition based on the contractual terms identified in the customer arrangements.

Valuation of Accounts Receivable

As described in Note 3 to the financial statements, an allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of its customers or stores and current relationships with them. The Company writes off accounts receivable when amounts are deemed uncollectible. The assessment gives consideration to overall market conditions, customer credit history and current relationship with it, client’s current performance, and conditions of stores. The assessment also includes certain legal proceedings the Company filed against customers, as described in Note 15 to the financial statements.

The principal considerations for our determination that auditing management’s assessment of allowance for doubtful accounts is a critical audit matter are there was significant judgment made by management when considering factors in management’s assessment on collectability of the accounts receivables as described above, as well as the likelihood of the occurrence of these factors impacting the collectability. In turn, such management’s assessment led to challenging and subjective auditor judgment in performing our audit procedures.

Our audit procedures included, among others, understanding of controls relating to management assessment of accounts receivable allowance, interviewing customer account managers, examining transactions related documents, testing historical collections for estimation accuracy, and collections subsequent to the balance sheet date. Our procedures also included confirming balances with customers, searching public information for the operating and financial conditions of the customers, and interviewing the business contacts with the Company. To audit management’s assessment of collectability of accounts receivables in legal proceedings, we obtained relevant court documents, legal counsels’ opinions, and evaluating the sufficiency of the Company’s disclosures to legal proceedings.

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

March 30, 2021

GREENBOX POS

CONSOLIDATED BALANCE SHEETS

December 31,	2020	2019

ASSETS

Current Assets:
Cash and cash equivalents	$-	$-
Restricted cash	1,832,735	763,110
Accounts receivable, net	10,000	70,257
Accounts receivables from fines and fees from merchant, net of allowance for bad debt of $6,665,031 and $6,665,031, respectively.	2,789,230	2,776,687
Cash due from gateways, net	7,303,949	8,426,844
Prepaid and other current assets	70,130	42,062
Total current assets	12,006,044	12,078,960

Non-current Assets:
Property and equipment, net	57,264	66,491
Operating lease right-of-use assets, net	117,795	229,639
Other assets	81,636	-
Total non-current assets	256,695	296,130

Total assets	$12,262,739	$12,375,090

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$210,094	$504,505
Other current liabilities	68,138	15,100
Accrued interest	-	368,071
Payment processing liabilities, net	10,199,956	14,021,892
Short-term notes payable, net of debt discount of $0 and $32,418, respectively	-	741,253
Note payable, payroll protection plan loan	272,713	-
Convertible debt, net of debt discount of $2,993,408 and $0, respectively	856,592	807,500
Derivative liability	-	1,050,063
Current portion of operating lease liabilities	120,110	113,935

Total current liabilities	11,727,603	17,622,319
Operating lease liabilities, less current portion	-	120,110
Long-term debt	149,900	-

Total liabilities	11,877,503	17,742,429

Commitments and contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001, 82,500,000 shares authorized, shares issued and outstanding of 30,710,646 and 28,310,489, respectively	30,711	28,311
Common stock - issuable	-	2,872
Additional paid-in capital	12,079,074	1,318,647
Accumulated deficit	(11,724,549)	(6,717,169)
Total stockholders' equity (deficit)	385,236	(5,367,339)

Total liabilities and stockholder's equity	$12,262,739	$12,375,090

The accompanying notes are an integral part of these audited financial statements.

GREENBOX POS

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2020	2019

Net revenue	$8,525,015	$10,002,857
Cost of revenue	4,825,587	11,091,140

Gross profit	3,699,428	(1,088,283)

Operating expenses:
Advertising and marketing	93,868	45,928
Research and development	1,363,757	1,255,296
Payroll and payroll taxes	1,796,160	1,429,136
Professional fees	1,691,107	1,026,556
General and administrative	3,836,120	750,078
Depreciation and amortization	22,742	16,216
Total operating expenses	8,803,754	4,523,210

Loss from operations	(5,104,326)	(5,611,493)

Other income (expense):
Interest expense - debt discount	(1,149,677)	(195,201)
Interest (expense) income	(359,493)	(604,504)
Derivative expense	(641,366)	(634,766)
Changes in fair value of derivative liability	(383,769)	(415,297)
Merchant fines and penalty income	2,630,796	2,776,687
Other income or expense	455	-
Total other expense, net	96,946	926,919

Loss before provision for income taxes	(5,007,380)	(4,684,574)

Income tax provision	-	-

Net loss	$(5,007,380)	$(4,684,574)

Earnings (loss) per share:
Basic and diluted	$(0.17)	$(0.17)

Weighted average number of common shares outstanding:
Basic and diluted	29,868,955	27,969,702

The accompanying notes are an integral part of these audited financial statements.

GREENBOX POS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock				Additional		Total Stockholders'
	Shares	Amount	To be Issued	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)

Balance at December 31, 2018	27,731,727	$27,732	166,667	$1,000	$1,084,598	$(2,032,595)	$(919,265)

Common stock issuable under convertible debt	-	-	4,167	4,500	-	-	4,500

Warrants issuable under convertible debt	-	-	20,833	-	55,311	-	55,311

Common stock and warrants issuable forfeited	-	-	(25,000)	(4,500)	(55,311)	-	(59,811)

Share issued to employees and vendor	143,333	143	-	-	86,357	-	86,500

Shares issuable from conversion of convertible debt	-	-	384,615	2,308	147,692	-	150,000

Shares issued from conversion of convertible debt	384,615	385	(384,615)	(385)	-	-	-

Shares issued from issuable shares	50,813	51	(50,813)	(51)	-	-	-

Net loss	-	-	-	-	-	(4,684,574)	(4,684,574)

Balance at December 31, 2019	28,310,488	$28,311	115,854	$2,872	$1,318,647	$(6,717,169)	$(5,367,339)

Shares issuable adjustment	-	-	(115,854)	(2,872)	-	-	(2,872)

Other adjustments	(299,595)	(300)	-	-	300	-	-

Warrant issued under convertible debt	-	-	-	-	3,498,667	-	3,498,667

Common stock issued on conversion of convertible debt accrued interest	854,701	855	-	-	69,145	-	70,000

Common stock issued for warrant conversion	696,907	697	-	-	(697)	-	-

Common stock issued for services and others	299,536	300	-	-	1,262,341	-	1,262,641

Common stock issued for stock options exercised	297,326	298	-	-	35,212	-	35,510

Common stock repurchased from common stock issued	(1,000,000)	(1,000)	-	-	(809,000)	-	(810,000)

Common stock issued for settlement of note payable	1,000,000	1,000	-	-	809,000	-	810,000

Issuances of common stock	551,282	550	-	-	2,859,450	-	2,860,000

Stock compensation expense	-	-	-	-	3,036,009	-	3,036,009

Net loss	-	-	-	-	-	(5,007,380)	(5,007,380)

Balance at December 31, 2020	30,710,645	$30,711	-	$-	$12,079,074	$(11,724,549)	$385,236

The accompanying notes are an integral part of these audited financial statements.

GREENBOX POS

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2020	2019

Cash flows from operating activities:
Net loss	$(5,007,380)	$(4,684,574)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	15,876	14,019
Interest expense - debt discount	1,102,706	195,201
Stock compensation expense	3,036,009	86,500
Stock issued for services and others	1,262,641	-
Changes in fair value of derivative liability	(1,050,063)	1,050,063
Noncash lease expense	-	(4,406)
Changes in assets and liabilities:
Accounts receivable	60,257	(20,259)
Accounts receivables from fines and fees from merchant, net	(12,543)	(2,776,687)
Cash due from gateways, net	1,122,895	(7,796,145)
Prepaid and other current assets	(28,068)	(4,830)
Other assets	(81,636)	-
Accounts payable	(295,181)	386,288
Other current liabilities	53,038	5,699
Accrued interest	(515,202)	235,581
Payment processing liabilities, net	(3,821,936)	13,156,806
Lease liability, net of asset	(2,091)	-
Net cash provided by (used in) operating activities	(4,160,678)	(156,744)

Cash flows from investing activities:
Purchases of property and equipment	(6,649)	(49,795)
Net cash used in investing activities	(6,649)	(49,795)

Cash flows from financing activities:
Borrowings from convertible debt	3,678,000	482,500
Repayments on convertible debt	(985,500)	(496,500)
Repayment on long-term debt	149,900	(75,000)
Borrowings from short-term notes payable	1,531,867	1,132,975
Repayments on short-term notes payable	(2,305,538)	(359,304)
Borrowings under note payable, payroll protection plan loan	272,713	-
Proceeds from issuances of common stock	2,860,000
Proceeds from stock option exercises	35,510	-
Net cash provided by financing activities	5,236,952	684,671

Net increase in cash, cash equivalents, and restricted cash	1,069,625	478,132

Cash, cash equivalents, and restricted cash – beginning of year	763,110	284,978

Cash, cash equivalents, and restricted cash – end of year	$1,832,735	$763,110

Supplemental disclosures of cash flow information
Cash paid during the years for:
Interest	$727,564	$988,751
Income taxes	$800	$800

The accompanying notes are an integral part of these audited financial statements.

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Reverse Common Stock Split (6 to 1)

On February 17, 2021, the Company approved for reverse common stock split from 6 to 1. As a result, common shares information has been retrospectively restated accordingly in the financial statements as of and for the years ended December 31, 2020 and 2019.

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash

The Company’s cash, cash equivalent and Restricted cash represents the following:

●	Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased.

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

	December 31, 2020	December 31, 2019

Cash and cash equivalents	$-	$-
Restricted cash	1,832,735	763,110

Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$1,832,735	$763,110

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

In 2020 and 2019 the Company utilized several gateways. The gateways have strict guidelines pertaining to scheduling of the release of funds to merchants based on several criteria, such as return and chargeback history, associated risk for the specific business vertical, average transaction amount and so on. In order to mitigate processing risks, these policies determine reserve requirements and payment in arear strategy. While reserve and payment in arear restrictions are in effect for a merchant payout, the Company records gateway debt against these amounts until released.

Therefore, the total gateway balances reflected in the Company’s books represent the amount owed to the Company for processing – these are funds from transactions processed and not yet distributed.

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were $93,868 and $45,928 for the years ended December 31, 2020 and 2019, respectively.

Research and Development Costs

Research and development costs, which are expensed as incurred, are primarily comprised of costs and expenses for salaries and benefits for research and development personnel, outsourced contract services, and supplies and materials costs. Research and development expenses were $1,363,757 and $1,255,296 for the years ended December 31, 2020 and 2019, respectively.

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Derivative liability – December 31, 2020	$-	$-	$-
Derivative liability – December 31, 2019	$-	$-	$1,050,063

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

Earnings Per Share

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings/loss per share is the same as the basic earnings/loss per share for the years ended December 31, 2020 and 2019, as there are no potential shares outstanding that would have a dilutive effect.

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

The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use assets and operating lease liabilities as of December 31, 2020 and 2019. The difference between the operating lease ROU assets and operating lease liabilities at transition represented tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Updates

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This standard removes, modifies, and adds certain disclosure requirements for fair value measurements, and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU No. 2018-13 in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and the adoption did not have any impact to the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company’s accounting for the service element of a hosting arrangement that is a service contract is not affected by the proposed amendments and will continue to be expensed as incurred in accordance with existing guidance. This standard does not expand on existing disclosure requirements except to require a description of the nature of hosting arrangements that are service contracts. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and can be adopted either prospectively or retrospectively. Accordingly, the Company adopted the updated disclosure requirements of ASU No. 2018-15 prospectively in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and the adoption did not have any impact to the Company’s financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, while also clarifying and amending existing guidance, including interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU No. 2019-12 in the first quarter of fiscal 2020 and the adoption did not have any impact to the Company’s financial statements.

Recently Issued Accounting Updates

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this standard apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this standard are elective and are effective upon issuance for all entities. The Company is evaluating the expedients and exceptions provided by the amendments in this standard to determine their impact.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

COVID-19 Impact on Concentration of Risk

The novel coronavirus (“COVID-19”) pandemic has significantly impacted health and economic conditions throughout the United States and globally, as public concern about becoming ill with the virus has led to the issuance of recommendations and/or mandates from federal, state and local authorities to practice social distancing or self-quarantine.

A substantial amount of the Company’s inventory is manufactured abroad. COVID-19 has also impacted the Company’s supply chain for products sold, particularly those products that are sourced from China. To the extent one or more vendors is negatively impacted by COVID-19, including due to the closure of those vendors’ distribution centers or manufacturing facilities, the Company may be unable to maintain delivery schedules or adequate inventory in its stores.

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below shows the status of transaction settlements:

	December 31, 2020	December 31, 2019
Settlement Processing Assets:
Cash held for settlements	$1,832,735	$763,110
Cash due from gateways	1,922,669	3,073,183
Amount due from gateways and merchants – hold and fees	1,063,272	4,824,223
Reserves (1)	5,381,281	5,353,661
Total before allowance for uncollectable	10,199,957	14,014,177
Allowance for uncollectable – hold and fees	(2,896,008)	(5,587,333)
Total – settlement processing assets	$7,303,949	$8,426,844

Settlement Processing Liabilities:
Settlement liabilities to merchants	10,199,956	14,021,892
Settlement liabilities to ISOs	-	-
Totals	$10,199,956	$14,021,892

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	CASH DUE FROM GATEWAYS

Cash due from gateways consisted of the following:

	December 31, 2020	December 31, 2019

Cash due from Gateways	$1,922,669	$3,073,183
Amount due from gateways and merchants – hold and fees	1,063,272	4,824,223
Reserves (2)	5,381,281	5,353,661

Total cash due from gateways	8,367,222	13,251,067
Allowance of uncollectable – hold and fees	(1,063,273)	(4,824,223)

Total cash due from gateways, net	$7,303,949	$8,426,844

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2020	December 31, 2019

Computers	$48,883	$38,938
Furniture	40,320	37,339
Kiosks	6,473	12,750
Vehicles	4,578	4,578

Total property and equipment	100,254	93,605
Less: Accumulated depreciation	(42,990)	(27,114)

Total property and equipment, net	$57,264	$66,491

Depreciation expense was $22,742 and $16,530 for the years ended December 31, 2020 and 2019, respectively.

6.	PAYMENT PROCESSING LIABILITIES, NET

Payment processing liabilities consisted of the following:

	December 31, 2020	December 31, 2019

Settlement liabilities to merchants	$10,199,956	$14,021,892
Settlement liabilities to ISOs	-	-

Total processing liabilities	10,199,956	14,021,892
Refund allowances	-	-

Total payment processing liabilities	$10,199,956	$14,021,892

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	December 31, 2020	December 31, 2019

October 27, 2020 ($3,850,000) – 10% one-time interest charge with outstanding principal and interest due July 27, 2021.	$3,850,000	$-

March 11, 2019 ($500,000) – 8% one-time interest charge with outstanding principal and interest due October 6, 2019.	-	500,000

November 26, 2018 ($200,000) – 12% interest per annum with outstanding principal and interest due November 26, 2019.	-	200,000

March 15, 2018 ($300,00) – 12% interest per annum with outstanding principal and interest due March 15, 2019.	-	107,500

Total	3,850,000	846,500
Debt discount	(2,993,408)	-

Total convertible notes payable	$856,592	$846,500

Kingswood Capital (Syndicate Convertible Note) - $3,850,000

On October 27, 2020, the Company issued a convertible promissory note for $3,850,000 to various lenders through its placement agent, Kingswood Capital (“Kingswood Note”), due July 27, 2021 (the “Maturity Date”) with conversion price to common stock of $1.98 per share. The Kingswood Note included an original issue discount of $350,000, netting the balance received by the Company from Kingswood Note at $3,500,000.  The Company also provided warrant of 1,944,444 with a fixed exercise price to common stock of $1.98 per share under the Kingswood Note.   The Company valued its warrant of 1,944,444 with fixed exercise price of $1.98 using Black-Scholes valuation method which amounted to $3,498,667 and recorded as a debt discount at the time of issuance of warrant.

Vista Capital Investments, LLC - $500,000 (original received $375k)

On March 11, 2019, the Company issued a convertible promissory note for $500,000 to Vista Capital Investments, LLC (“Vista”) (the “Vista Note”), due October 6, 2019 (the “Maturity Date”). The Vista Note incurred a onetime interest charge of 8%, which was recorded at issuance, and was due upon repayment of the Vista Note. The Vista Note included an original issue discount of $125,000, netting the balance received by the Company from Vista at $375,000. The Vista transaction included commitment fees, which took the form of an obligation by PubCo to issue Vista 25,0000 shares and a four-year warrant to purchase 125,000 shares (the “Commitment Shares”) which are only provided in the event of default. Upon the occurrence of an event of default, as defined in the Vista Note, the conversion price shall become equal to a 65% of the lowest traded price for the Company’s common stock in the 25 consecutive trading days preceding the notice of conversion and the balance due shall be multiplied by 130% (the “Default Provision”). This note including any accrued interest was fully paid off as of December 31, 2020.

RB Cap – $200,000

On November 26, 2018, PubCo issued a convertible promissory note for $200,000 to RB Cap (the “RB Cap $200K Note”). The note incurs interest at 12% per year and the outstanding principal and accrued interest are due November 26, 2019. RB Cap may elect to convert the note at any time from six months from the date of issuance at a fixed price per share of $4.50. This note became part of a claim/counter claim suit with RB Capital. The amount was fully paid off in year 2020 and the Company settled additionally by issuing additional 6,000,000 common shares in year 2020.

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	CONVERTIBLE NOTES PAYABLE (Continued)

RB Cap – $300,000

On or about March 15, 2018, PrivCo issued a twelve-month, $300,000 convertible promissory note to RB Capital Partners (“RB Cap”), with an interest rate of 12% per annum (“RB Cap 300K Note”). The note’s convertibility feature commenced six months after the note’s issuance, at a conversion rate of $0.001 per share of the Company’s common stock. Under the terms of the Agreement which memorialized the Verbal Agreement, we assumed the note, however, PrivCo agreed to pay $185,000 of the principal balance due on this note. On or about June 8, 2018, PrivCo transferred 440,476 restricted shares of Common Stock from the Control Block, with a market value of $185,000, to a purported designee of RB Cap, as a payment of principal of the note. Subsequently, RB Cap disputed the reduction in principal and subsequently, and we, along with PrivCo, disputed whether these shares should have been issued by PrivCo, and sought their return. On or about October 23, 2018, we issued 7,500,000 newly issued, restricted shares of our stock to RB Cap, in repayment of $7,500 of the RB Cap $300,000 Note. Subsequently, we disputed whether these shares should have been issued to RB Cap. As of December 31, 2018, our recorded principal balance for the note was $107,500 and accrued interest on the note was $15,880. This note including any accrued interest was fully paid off as of December 31, 2020.

8.	SHORT-TERM NOTES PAYABLE

Short-term notes payable consisted of the following:

	December 31, 2020	December 31, 2019

December 10, 2019 ($260,000) – Total interest charge of $106,000 with daily installments (5 days per week) of $4,073 for four months totaling $366,000.	$-	$213,671
December 9, 2019 ($200,000) – Total interest charge of $40,000 with 15 weekly installments of $16,000 totaling $240,000.	-	160,000
November 12, 2019 ($400,000) – Total interest charge of $196,000 with daily installments (5 days per week) of $5,960 for four months totaling $596,000.	-	400,000

Total short-term notes payable	$-	773,671

Debt discount	-	(32,418)

Total short-term notes payable, net of debt discount	$-	$741,253

Fox Capital Group, Inc. - $260,000

On or about December 5, 2019, PubCo entered into a Secured Merchant Agreement with Fox Capital Group, Inc. (“Fox”). Under the terms of the Secured Merchant Agreement, the Company agreed to sell Fox $366,000 of future incoming cashflow from the GreenBox Business, to be delivered to Fox in daily installments of $4,073, for $260,000, from which $26,000 in fees was deducted, providing the Company with net cash of $234,000. For accounting purposes, the Company recorded this transaction as a loan of $260,000, with interest of $106,000, which will be repaid over the following four months. Both Nisan and Errez, individually, signed personal guarantees for this Secured Merchant Agreement. This note including any accrued interest was fully paid off as of December 31, 2020.

Complete Business Solutions Group, Inc. - $200,000

On or about December 9, 2019, PubCo entered into an Agreement for the Purchase and Sale of Future Receivables (the “Purchase and Sale Agreement”) with Complete Business Solutions Group Inc, (“CBSG”). Under the terms of the Purchase and Sale Agreement, we agreed to sell CBSG $240,000 of future incoming cashflow from the GreenBox Business, to be delivered to CBSG in weekly installments of $16,000, for $200,000, from which $35 in fees was deducted, providing us with net cash of $199,965. For accounting purposes, we recorded this transaction as a loan of $200,000, with interest of $40,000, which will be repaid over the following four months. Both Nisan and Errez, individually, signed personal guarantees for this Purchase and Sale Agreement. This note including any accrued interest was fully paid off as of December 31, 2020.

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	SHORT-TERM NOTES PAYABLE (Continued)

West Coast Business Capital, LLC - $400,000

On or about November 12, 2019, the Company entered into a Purchase Agreement with West Coast Business Capital, LLC (“West Coast”). Under the terms of the Purchase Agreement, the Company agreed to sell West Coast $596,000 of future incoming cashflow from the GreenBox Business, to be delivered to West Coast in daily installments of $5,960, for $400,000, from which $16,000 in fees was deducted, providing the Company with net cash of $384,000. For accounting purposes, the Company recorded this transaction as a loan of $400,000, with interest of $196,000, which will be repaid over the following four months. Both Nisan and Errez, individually, signed personal guarantees for this Purchase Agreement. This note including any accrued interest was fully paid off as of December 31, 2020.

9.	NOTE PAYABLE, PAYROLL PROTECTION PLAN LOAN

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

10.	LONG-TERM DEBT

SBA CARES Act Loan - $150,000

On June 9, 2020, the Company entered into a loan agreement with SBA under CARES Act in the amount of $150,000. The loan requires monthly payment of $731 after 12 months with maturity date of June 1, 2050 with interest rate at 3.75% per annum. Both Nisan and Errez, individually, signed personal guarantees for this Purchase Agreement.

11.	DERIVATIVE LIABILITY

Derivative liability consisted of the following:

	December 31, 2020	December 31, 2019

Beneficial conversion feature – convertible debt	$-	$1,050,063

Total derivative liability	$-	$1,050,063

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	DERIVATIVE LIABILITY (Continued)

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

12.	INCOME TAXES

The Company did not have income tax provision (benefit) due to net loss and deferred tax assets having a full valuation allowances as of and for the years ended December 31, 2020 and 2019.

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 21% to earnings before income taxes, as follows:

	Years Ended December 31,
	2020	2019

Book income at statutory rate	21.00%	21.00%
Others	0%	0%
Change in Valuation Allowance	-21.00%	-21.00%

Effective income tax rate	0%	0.00%

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	December 31, 2020	December 31, 2019

Deferred tax assets (liabilities):
Net operating loss carryforward	$1,066,726	$498,888
Others	-	-

Total deferred tax assets, net	1,066,726	498,888
Valuation allowance	(1,066,726)	(498,888)

Net deferred tax assets (liabilities)	$-	$-

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES (Continued)

The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of December 31, 2020, the Company had federal and California net operating loss carryforwards of approximately $3.2 million. The federal and California net operating loss carryforwards will expire at various dates from 2027 through 2029; however, $3.2 million of the Federal operating loss does not expire and will be carried forward indefinitely.

As of December 31, 2020 and 2019, the Company maintained full valuation allowance for net operating loss carryforward deferred tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated federal income tax returns are open for years 2017 and after, and state and local income tax returns are open for years 2016 and after.

13.	STOCK OPTION AWARDS

The Company adopted the 2020 Incentive and Non-statutory Stock Option Plan (“2020 Plan”) in June 2020, which provided for the grant of incentive stock options and nonqualified stock options to our employees and directors. The 2020 Plan provides for up to 3.3 million shares of Common Stock. Options granted under the 2020 Plan generally have a term of ten years and generally vest and become exercisable at various times from the option grant dates. The 2020 Plan provide for the grant of incentive stock options, non-qualified stock options and restricted stock to our employees, directors and independent contractors. These options will have such vesting or other provisions as may be established by the Board of Directors at the time of each grant.

The Company applies the provisions of ASC 718, “Compensation - Stock Compensation,” using a modified prospective application, and the Black-Scholes model to value stock options. Under this application, the Company records compensation expense for all awards granted. Compensation costs will be recognized over the period that an employee provides service in exchange for the award.

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

December 31, 2020
Risk-free interest rate	0.29%
Expected term	5 years
Expected volatility	289.33% to 279.18%
Expected dividend yield	—

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option award; the expected term represents the weighted-average period of time that option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based upon the Company’s dividend rate at the time fair value is measured and future expectations.

The Company recorded $1,773,368 and $0 compensation expenses recorded under this method for the years ended December 31, 2020 and 2019, respectively.

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	STOCK OPTION AWARDS (Continued)

A summary of the status of our stock options is presented below as of December 31, 2020:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	-	$-
Granted	785,737	2.30
Exercised	(271,130)	0.67
Forfeited or Expired	-	-
Outstanding at December 31, 2020	514,607	$2.30	0.00	$3,365,527
Exercisable at December 31, 2020	494,081	$3.21	0.00	$3,231,292
Vested and Expected to Vest at December 31, 2020	506,924	$3.26	0.00	$3,315,285

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $6.54 as of December 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date. As of December 31, 2020, there was unrecognized compensation cost related to non-vested stock options granted in the amount of $40,797 as of December 31, 2020.

14.	RELATED PARTY TRANSACTIONS

●	Kenneth Haller and the Haller Companies

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	RELATED PARTY TRANSACTIONS (continued)

●	Kenneth Haller and the Haller Companies (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has the following legal proceedings:

●

RB Capital Partners, Inc. – On April 24, 2019, RB Cap and related parties (the “RB Cap Parties”) filed a complaint in the San Diego Superior Court against PrivCo, PubCo, Ben Errez and Fredi Nisan (collectively, the “GreenBox Parties”); and on October 1, 2019, the RB Cap Parties filed an amended complaint against the GreenBox Parties alleging claims of fraud, breach of fiduciary duty, breach of contract and other, related claims in the Superior Court for the State of California, County of San Diego. The GreenBox Parties filed a cross-complaint against the RB Capital Parties, alleging claims of fraud, breach of contract, tortious interference, and other, related claims. On or about December 15, 2019, the GreenBox Parties and RB Cap Parties resolved to negotiate a settlement and agreed in amount to settlements terms. The documentation of the settlement terms was underway as of February 3, 2020. This was dismissed by both parties on February 27, 2020.

●

Dahan – Yoram Dahan, Melissa Dahan, Forty8 Ltd., and Trustees of the Melissa H. Dahan Living Trust (collectively, “the Dahan Parties”) were also named by RB Capital in the suit listed in the previous paragraph. On October 31, 2019, the GreenBox Parties filed a cross-complaint against the Dahan Parties, alleging claims of fraud, securities fraud, misrepresentation, promissory estoppel, and other related claims, in the Superior Court for the State of California, County of San Diego. On or about December 15, 2019, the GreenBox Parties and the Dahan Parties resolved to negotiate a settlement and agreed in amount to settlements terms. The documentation of the settlement terms was underway as of February 3, 2020. This was dismissed by both parties on February 27, 2020.

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

The Company entered into an operating lease for corporate location on October 4, 2018. Rent expense paid under the lease agreements for the year ended December 31, 2020 was $134,190 and for the year ended December 31, 2019 was $127,680.

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	COMMITMENTS AND CONTINGENCIES (continued)

For operating leases, we calculated right of use assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the incremental borrowing rate. The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use asset and operating lease liabilities. The difference between the operating lease ROU asset and operating lease liabilities at transition represented existing deferred rent expenses and tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

In accordance with ASC 842, the components of lease expense were as follows:

	December 31,
	2020	2019

Amortization of right-of-use assets	$241	$210
Operating lease expense	32,904	31,945

Total lease expense	$33,145	$32,155

In accordance with ASC 842, maturities and operating lease liabilities as of December 31, 2020 were as follows:

Years ended December 31,	Amounts

2021	$95,026
2022	-
2023	-
Thereafter	-
Total undiscounted cash flows	95,026

Discounted (present value):
Lease liabilities – current	120,110
Lease liabilities – long-term
Total lease liabilities	120,110

Difference between undiscounted and discounted cash flows	$(25,084)

In accordance with ASC 842, future minimum lease payments as of December 31, 2020 were as follows:

Years ended December 31,	Amounts

2021	$124,944
2022	-
2023	-
Thereafter	-

Total	$124,944

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Accordingly, the Company did not have any subsequent events that require disclosure other than the following:

●

On January 25, 2021, the Company entered into a non-binding Memorandum of Understanding to acquire ChargeSavvy LLC, a financial technology company specializing in payment processing and POS systems, for total consideration of up to $52 million in restricted shares of the Company’s common stock. The transaction assumes a per share price of $12.00. The all-stock transaction is subject to the completion of an audit of ChargeSavvy’s financial statements and customary closing conditions.

●

On February 16, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Kingswood Capital Markets, division of Benchmark Investments, Inc. (“Kingswood”), as representative of the underwriters listed therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 4,150,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a public offering price of $10.50 per share. In addition, the Underwriters were granted an over-allotment option (the “Over-allotment Option”) for a period of 45 days to purchase up to an additional 622,500 shares of Common Stock. The Common Stock began trading on the Nasdaq Capital Market under the symbol GBOX on February 17, 2021. The gross proceeds from the Offering were approximately $50.11 million as the Representative exercised in full its over-allotment option, before deducting underwriting discounts and commissions and other offering expenses. Pursuant to the Underwriting Agreement, the Company also granted Kingswood a right of first refusal, for a period of 12 months from the commencement of the Offering, to act as sole investment banker, sole book-runner, and/or sole placement agent, at Kingswood’s sole discretion, for each and every future public and private equity, equity-linked or debt offering, including all equity linked financings undertaken during such period by the Company, or any of the Company’s successors or subsidiaries.

●

From January 1, 2021 through March 22, 2021, the Company has issued (or is processing the issuance of) 1,944,444 shares of common stock following the conversion of all of the convertible debentures issued in October 2020. The principal amount that has been converted is $3,850,000.  During the same period, the Company has issued (or is processing the issuance of) 1,944,444 shares of common stock following the exercise of warrants issued in connection with the convertible debentures issuance. The Company received gross proceeds of $3,850,000 as a result of the warrant exercises. There are no longer any convertible debentures or October 2020 warrants outstanding.