Form 10-Q
period 2021-03-31
GreenBox POS
filed 2021-05-13
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

Commission file number: 001-34294

GREENBOX POS

(Exact name of small business issuer as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3131 Camino Del Rio North, Suite 1400 San Diego, CA	92108
(Address of principal executive offices)	(Zip Code)

(619)-631-8261

(Registrant’s telephone number, including area code)

8880 RIO SAN DIEGO DR., SUITE 102, SAN DIEGO, CA, 92108

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

Number of shares outstanding of the issuer’s classes of common equity, as of May 12, 2021 was 41,905,571 Shares of Common Stock (One Class)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENBOX POS

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020

ASSETS

Current Assets:
Cash and cash equivalents	$35,696,589	$-
Restricted cash	-	1,832,735
Accounts receivable, net	10,000	10,000
Accounts receivables from fines and fees from merchant, net of allowance for bad debt of $6,665,031 and $6,665,031, respectively.	2,789,230	2,789,230
Cash due from gateways, net	11,848,709	7,303,949
Prepaid and other current assets	2,452,753	70,130
Total current assets	52,797,281	12,006,044

Non-current Assets:
Property and equipment, net	62,362	57,264
Operating lease right-of-use assets, net	87,837	117,795
Other assets	81,636	81,636
Total non-current assets	231,835	256,695

Total assets	$53,029,116	$12,262,739

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$178,038	$210,094
Other current liabilities	98,995	68,138
Payment processing liabilities, net	5,355,115	10,199,956
Note payable, payroll protection plan loan	272,713	272,713
Convertible debt, net of debt discount of $0 and $2,993,408, respectively	-	856,592
Current portion of operating lease liabilities	89,017	120,110

Total current liabilities	5,993,878	11,727,603
Long-term debt	149,900	149,900

Total liabilities	6,143,778	11,877,503

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001, 82,500,000 shares authorized, shares issued and outstanding of 40,917,331 and 30,710,646, respectively	40,918	30,711
Additional paid-in capital	71,898,401	12,079,074
Accumulated deficit	(25,053,981)	(11,724,549)
Total stockholders' equity	46,885,338	385,236

Total liabilities and stockholder's equity	$53,029,116	$12,262,739

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020

Net revenue	$4,749,441	$187,205
Cost of revenue	1,593,771	247,305

Gross profit (loss)	3,155,670	(60,100)

Operating expenses:
Advertising and marketing	24,725	11,885
Research and development	653,381	286,548
Payroll and payroll taxes	559,201	402,462
Professional fees	457,752	212,298
General and administrative	566,195	142,050
Stock compensation for employees	797,613	4,130
Stock compensation for services	9,453,825	-
Depreciation and amortization	6,009	5,376
Total operating expenses	12,518,701	1,064,749

Loss from operations	(9,363,031)	(1,124,849)

Other income (expense):
Interest expense - debt discount	(2,993,408)	(30,076)
Interest expense	(594,258)	(288,590)
Changes in fair value of derivative liability	-	(3,822,385)
Merchant liability settlement	(364,124)	-
Merchant fines and penalty income	-	24,060
Other income or expense	(14,611)	-
Total other expense, net	(3,966,401)	(4,116,991)

Loss before provision for income taxes	(13,329,432)	(5,241,840)

Income tax provision	-	-

Net loss	$(13,329,432)	$(5,241,840)

Earnings (loss) per share:
Basic and diluted	$(0.38)	$(0.18)

Weighted average number of common shares outstanding:
Basic and diluted	34,917,106	28,993,402

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock				Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2020	30,710,645	$30,711	-	$-	$12,079,074	$(11,724,549)	$385,236

Common stock issued for exercise of warrant	1,777,778	1,778	-	-	3,518,222	-	3,520,000

Common stock issued for conversion of convertible debt	1,944,444	1,944	-	-	3,848,056	-	3,850,000

Common shares issued for restricted shares to executive	83,333	83	-	-	(83)	-	-

Common stock issued for services	783,859	784	-	-	9,453,041	-	9,453,825

Common stock issued for interest for convertible debt	96,664	97	-	-	594,258	-	594,355

Common stock issued for non-cash stock option exercise	39,332	39	-	-	(39)	-	-

Common stock issued for stock options exercised	5,500	6	-	-	2,244	-	2,250

Issuances of common stock, net of issuance costs of $4,305,758	4,772,500	4,773	-	-	45,800,718	-	45,805,491

Payment for previous common stock repurchased under treasury method	-	-	-	-	(4,194,000)	-	(4,194,000)

Issuances of common stock from previous unregistered shares	703,276	703	-	-	(703)	-	-

Stock compensation expense	-	-	-	-	797,613	-	797,613

Net loss	-	-	-	-	-	(13,329,432)	(13,329,432)

Balance at March 31, 2021	40,917,331	$40,918	-	$-	$71,898,401	$(25,053,981)	$46,885,338

	Common Stock				Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2019	28,310,489	$28,310	115,854	$116	$1,321,404	$(6,717,169)	$(5,367,339)

Shares issuable adjustment	-	-	(115,854)	(116)	116	-	-

Common stocks issued for settlement of convertible notes	1,000,000	1,000	-	-	114,550	-	115,550

Common stock issued for professional fees	9,833	10	-	-	4,120	-	4,130

Net loss	-	-	-	-	-	(5,241,840)	(5,241,840)

Balance at March 31, 2020	29,320,322	$29,320	-	$-	$1,440,190	$(11,959,009)	$(10,489,499)

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(13,329,432)	$(5,241,840)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	6,010	5,376
Interest expense - debt discount	2,993,408	30,076
Stock compensation expense for employees	797,613	4,130
Stock compensation expense for services	9,453,825	-
Shares issued for interest	594,355	-
Changes in fair value of derivative liability	-	3,822,385
Noncash lease expense	(1,135)	4,406
Changes in assets and liabilities:
Accounts receivable	-	37,205
Prepaid and other current assets	(2,382,623)	(42,614)
Cash due from gateways, net	(4,544,760)	5,024,520
Accounts payable	(32,056)	(6,271)
Other current liabilities	30,857	(15,100)
Accrued interest	-	7,135
Payment processing liabilities, net	(4,844,841)	(3,361,564)
Net cash provided by (used in) operating activities	(11,258,779)	267,844

Cash flows from investing activities:
Purchases of property and equipment	(11,108)	(12,564)
Net cash used in investing activities	(11,108)	(12,564)

Cash flows from financing activities:
Repayments on convertible debt	-	(270,000)
Borrowings from short-term notes payable	-	(441,911)
Proceeds from stock option exercises	2,250	-
Proceeds from exercise of warrant	3,520,000	-
Repurchase of common stock from stockholder	(4,194,000)	-
Proceeds from issuances of common stock	45,805,491	-
Net cash provided by financing activities	45,133,741	(711,911)

Net increase (decrease) in cash, cash equivalents, and restricted cash	33,863,854	(456,631)

Cash, cash equivalents, and restricted cash – beginning of period	1,832,735	763,110

Cash, cash equivalents, and restricted cash – end of period	$35,696,589	$306,479

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$339,505
Income taxes	$-	$800

Disclosures of non-cash activities under investing activities:
Convertible debt converted to common stock	$3,850,000	$57,500
Interest accrual from convertible debt converted to common stock	$-	$58,050

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

The balance sheets and certain comparative information as of December 31, 2020 are derived from the audited financial statements and related notes for the year ended December 31, 2020 (“2020 Annual Financial Statements”), included in the Company’s 2020 Annual Report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the 2020 Annual Financial Statements.

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

Cash, Cash Equivalents and Restricted Cash

The Company’s cash, cash equivalent and Restricted cash represents the following:

●

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased. The Company has cash equivalents of $0 and $0, excluding cash held for settlement liabilities, as of March 31, 2021 and December 31, 2020, respectively.

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

	March 31, 2021	December 31, 2020

Cash and cash equivalents	$35,696,589	$-
Restricted cash	-	1,832,735

Total cash, cash equivalents, and restricted cash	$35,696,589	$1,832,735

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

In 2021 and 2020 the Company utilized several gateways. The gateways have strict guidelines pertaining to scheduling of the release of funds to merchants based on several criteria, such as return and chargeback history, associated risk for the specific business vertical, average transaction amount and so on. In order to mitigate processing risks, these policies determine reserve requirements and payment in arear strategy. While reserve and payment in arear restrictions are in effect for a merchant payout, the Company records gateway debt against these amounts until released.

Therefore, the total gateway balances reflected in the Company’s books represent the amount owed to the Company for processing – these are funds from transactions processed and not yet distributed.

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were $24,725 and $11,885 for the three months ended March 31, 2021 and 2020, respectively.

Research and Development Costs

Research and development costs, which are expensed as incurred, are primarily comprised of costs and expenses for salaries and benefits for research and development personnel, outsourced contract services, and supplies and materials costs. Research and development expenses were $653,381 and $286,548 for the three months ended March 31, 2021 and 2020, respectively.

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

Earnings Per Share

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings/loss per share is the same as the basic earnings/loss per share for the three months ended March 31, 2021 and 2020, as there are no potential shares outstanding that would have a dilutive effect.

Reverse Common Stock Split (1 for 6)

On February 17, 2021, the Company effected a reverse stock split of the Company’s shares of common stock outstanding and a proportional decrease of the Company’s authorized shares of common stock at a ratio of one-for-six (the “Stock Split”). Following the Stock Split, the Company has 82,500,000 shares of common stock authorized (the number of authorized shares of Preferred Stock remains 5,000,000). As a result, common shares information has been retrospectively restated accordingly in the financial statements as of and for the three months ended March 31, 2020.

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

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

3.	SETTLEMENT PROCESSING (continued)

The table below shows the status of transaction settlements:

	March 31, 2021	December 31, 2020

Settlement Processing Assets:
Cash held for settlements	$100,532	$1,832,735
Cash due from gateways	7,532,137	1,922,669
Amounts due from gateways and merchants – hold and fees	6,493,594	1,063,272
Reserves (1)	4,316,572	5,381,281
Total before allowance for uncollectable	18,442,835	10,199,957
Allowance for uncollectable – hold and fees	(6,594,126)	(2,896,008)

Total settlement processing assets – cash due from gateways	$11,848,709	$7,303,949

Settlement Processing Liabilities:
Settlement liabilities to merchants	$5,355,115	$10,199,956
Settlement liabilities to independent sales organizations (ISO)	-	-
Refund allowances	-	-

Total settlement processing liabilities	$5,355,115	$10,199,956

(1) Reserves are essentially an escrow fund that protects a gateway/card issuer from financial losses. In the Reserve, funds are held until chargeback time limits expire.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2021	December 31, 2020

Computers	$59,991	$48,883
Furniture and fixtures	40,320	40,320
Kiosks	6,472	6,473
Vehicles	4,578	4,578
Total property and equipment	111,361	100,254
Less accumulated depreciation	(48,999)	(42,990)

Total property and equipment, net	$62,362	$57,264

Depreciation expense was $6,010 and $5,376 for the three months ended March 31, 2021 and 2020, respectively.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

5.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	March 31, 2021	December 31, 2020

October 27, 2020 ($3,850,000) – 10% one-time interest charge with outstanding principal and interest due July 27, 2021.	$-	$3,850,000

Total convertible notes payable	-	3,850,000
Debt discount	-	(2,993,408)

Total convertible notes payable, net of debt discount	$-	$856,592

Kingswood Capital (Syndicate Convertible Note) - $3,850,000

On October 27, 2020, the Company issued a convertible promissory note for $3,850,000 to various lenders through its placement agent, Kingswood Capital (“Kingswood Note”), due July 27, 2021 (the “Maturity Date”) with conversion price to common stock of $1.98 per share. The Kingswood Note included an original issue discount of $350,000, netting the balance received by the Company from Kingswood Note at $3,500,000.  The Company also provided warrant of 1,944,444 with a fixed exercise price to common stock of $1.98 per share under the Kingswood Note.   The Company valued its warrant of 1,944,444 with fixed exercise price of $1.98 using Black-Scholes valuation method which amounted to $3,498,667 and recorded as a debt discount at the time of issuance of warrant.  The convertible debt was converted in February 2021.

6.	NOTE PAYABLE, PAYROLL PROTECTION PLAN LOAN

On April 29, 2020, the Company entered into a loan agreement with Preferred Bank under Paycheck Protection Program administered by SBA in the amount of $272,713. Under this loan program, the loan may be forgiven if utilized for specific purpose specified under the CARES Act and PPP guideline. The loan bears interest of 1.00% per annum and matures on April 29, 2022.

7.	LONG-TERM DEBT

On June 9, 2020, the Company entered into a loan agreement with SBA under CARES Act in the amount of $150,000. The loan requires monthly payment of $731 after 12 months with maturity date of June 1, 2050 with interest rate at 3.75% per annum. Both Nisan and Errez, individually, signed personal guarantees for this Purchase Agreement.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

8.	INCOME TAXES

The Company did not have income tax provision (benefit) due to net loss and deferred tax assets having a full valuation allowances as of and for the three months ended March 31, 2021 and 2020.

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 21% to earnings before income taxes, as follows:

	Three Months Ended March 31,
	2021	2020

Book income at statutory rate	21.00%	21.00%
Others	-	-
Change in valuation allowance	-21.00%	-21.00%

Effective income tax rate	0.00%	0.00%

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	March 31, 2021	December 31, 2020

Deferred tax assets (liabilities):
Net operating loss carryforward	$2,135,000	$1,066,726
Depreciation	-	-
Others	-	-
Total deferred tax assets, net	2,135,000	1,066,726
Valuation allowance	(2,135,000)	(1,066,726)

Net deferred tax assets (liabilities)	$-	$-

The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of March 31, 2021, the Company had federal and California net operating loss carryforwards of approximately $6.2 million. The federal and California net operating loss carryforwards will expire at various dates from 2027 through 2029; however, $6.2 million of the Federal operating loss does not expire and will be carried forward indefinitely.

As of March 31, 2021 and December 31, 2020, the Company maintained full valuation allowance for net operating loss carryforward deferred tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated federal income tax returns are open for years 2017 and after, and state and local income tax returns are open for years 2016 and after.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

9.	STOCK OPTION AWARDS

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

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	March 31, 2021	December 31, 2020
Risk-free interest rate	0.29%	0.29%
Expected term	5 years	5 years
Expected volatility	229.49%	289.33% to 279.18%
Expected dividend yield	-	-

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

The Company recorded $797,613 and $4,130 compensation expenses recorded under this method for the three months ended March 31, 2021 and 2020, respectively.

A summary of the status of our stock options is presented below as of March 31, 2021:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	514,607	$2.30	0.00	3,365,527

Granted	100,000	7.63	0.00
Exercised	(44,832)	2.50	0.00
Forfeited or expired	(68,428)	2.50	0.00

Outstanding at March 31, 2021	496,782	4.80	0.00	7,018,853

Exercisable as of March 31, 2021	496,782	4.81	0.00	6,954,941
Vested and Expected to Vest as of March 31, 2021	496,782	4.81	0.00	6,954,941

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $14.00 as of March 31, 2021, which would have been received by the option holders had all option holders exercised their options as of that date. As of March 31, 2021, there was unrecognized compensation cost related to non-vested stock options granted in the amount of $25,717.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

10.	RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●

Pop N Pay, LLC – In addition to his employment with the Company, Dan Nusinovich owns 100% of Pop N Pay, LLC (“PNP”), a Delaware registered limited liability company, that he formed on August 20, 2018. During the late summer of 2018, when both market opportunity and demand necessitated opening additional bank accounts to support our payment processing products and services, we turned to PNP to open new accounts, as a trustee, on our behalf. For his assistance, Dan, through his ownership of PNP, received approximately $3,000 (in addition to Dan’s salary) in early 2019, for services rendered in the fourth quarter of 2018. PNP was legally closed as of March 31, 2021.

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

The following are certain transactions between the Company and the Haller Companies:

o

Sky Financial & Intelligence, LLC – Haller owns 100% of Sky Financial & Intelligence LLC (“Sky”), a Wyoming limited liability company, and serves as its sole Managing Member. Sky is a strategic merchant services company that focuses on high risk merchants and international credit card processing solutions. In 2018, Sky was using GreenBox’s QuickCard payment system as its main payment processing infrastructure, through Sky’s relationship with MTrac. It was through this successful relationship, that we came to know Haller and the Haller Network. Realizing that the Haller Network and Haller’s unique skill set was highly complementary to our business objectives, we commenced discussions to retain Haller through his consulting firm, Sky, for a senior role, directly responsible for growing GreenBox’s operations. Subsequently, in November 2018, Haller was appointed as our Senior Vice President of Payment Systems, for a monthly consulting fee of $10,000, paid to Sky (“Haller Consulting Fee”). This relationship was referenced in press releases as GreenBox’s “acquisition of Sky MIDs Technologies” (see Sky MIDs below). As our relationship with Haller / Sky is non-exclusive, Haller and the Haller Companies provide services to other companies, including those listed below. Any revenue generated by Haller and/or the Haller Companies through these other relationships is in addition to the Haller Consulting Fee.

■	Charge Savvy, LLC – Sky owns 68.4% of Charge Savvy, LLC (“Charge Savvy”), an Illinois limited liability company. Haller serves as one of three Managing Members of Charge Savvy, along with Higher Ground Capital, LLC (owns 14%), and Jeff Nickel (owns 17.4%). The three managing members of Charge Savvy own the same percentages of Cultivate, as they do Charge Savvy. On January 25, 2021, the Company issued a press release announcing it had entered into a non-binding Memorandum of Understanding to acquire Charge Savvy, for total consideration of up to $52 million in restricted shares of the Company’s common stock with $31 million of that all-shares amount due upon closing. Charge Savvy was, until August 2020, one of the largest ISOs that we utilized in our ecosystem. The transaction assumes a per share price of $12.00. The all-stock transaction is subject to the negotiation and signing of definitive transaction documents, the completion of an audit of Charge Savvy’s financial statements, and customary closing conditions.

■

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

The Company did not pay any commissions to the related parties mentioned above for the three months ended March 31, 2021 and 2020.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

11.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has the following legal proceedings:

●	America 2030 Capital Limited and Bentley Rothschild Capital Limited – On or about October 31, 2018, Nisan and Errez received constitutive notice, regarding arbitration against Nisan, Errez, PrivCo and possibly PubCo, from Bentley Rothschild Capital Limited ("Bentley") and America 2030 Capital Limited (“America 2030”), both located in Nevis, West Indies, and both claiming breach of contract by Nisan and Errez of Nisan and Errez’s respective individual Master Loan Agreements and seeking forfeiture of 266,667 PubCo shares that PrivCo had transferred, on or about August 1, 2018, from PrivCo’s Control Shares under the terms of the MLAs. As of March 31, 2020, both parties have abandoned the matter and no further action was required by either party.

●

DCSM et al v. Greenbox POS – On November 25, 2019, four companies (the “Plaintiffs”) filed a complaint against GreenBox POS, LLC, GreenBox POS, Global Payout, Inc., MTrac Tech Corporation and Cultivate Technologies, LLC (collectively the “Defendants”) in the Superior Court of the State of California. Plaintiffs filed suit to recover processed funds and processing fees alleged to be withheld illegally (collectively, the “Withholding Suit”). The parties discussed arbitration and Plaintiffs later dismissed the case with prejudice. Plaintiffs refiled on February 28, 2020.   The parties attended mediation on November 12, 2020, came to an agreement, and subsequently executed a Settlement Agreement and Release on or around November 23, 2020, whereby GreenBox is to pay $3.8M by March 15, 2021. On December 14, 2020 Plaintiffs filed a Request for Dismissal with prejudice. The Company settled in the amount of $3.8M and was paid in February 2021. The Company had payment processing liability in the amount of $3.4M which was off-set against $3.8M payment and recorded loss on merchant liability settlement in the amount of approximately $360,000 which was recorded in other expense in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2021. The Court has now dismissed the case.

●	The Good People Farms, LLC (TGPF) – TGPF initiated an arbitration in AAA on or about April 20, 2020 against Greenbox POS, Fredi Nisan, Ben Errez, MTrac Tech., Vanessa Luna, and Jason LeBlanc. The matter was placed in abeyance for some time. On January 15, 2021 GreenBox filed a counter-claim for fraud – intentional misrepresentation, breach of contract, breach of covenant of good faith and fair dealing, violation of California Business and Professions Code Section 17200, and accounting. An arbitrator has been selected and the parties are awaiting the scheduling of the preliminary conference. The arbitration is stayed pending further proceedings in the separate but related action filed by MTrac in San Diego Superior Court.

Operating Leases

The Company entered into the following operating facility lases:

●

Hyundai Rio Vista – On October 4, 2018, the Company entered into an operating facility lease for its corporate office located in San Diego with 38 months term and with option to renew. The lease started on October 4, 2018 and expires on October 3, 2021

The Company entered into an operating lease for corporate location on October 4, 2018. Rent expense paid under the lease agreements for the three months ended March 31, 2021 and 2020 was $33,104 and $22,390, respectively.

For operating leases, we calculated right of use assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the incremental borrowing rate. The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use asset and operating lease liabilities of $87,837 and $89,017 respectively, as of March 31, 2021. The difference between the operating lease ROU asset and operating lease liabilities at transition represented existing deferred rent expenses and tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

12.	SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Accordingly, the Company did not have any subsequent events that require disclosure other than the following:

●

April 2021 (Facility Lease) – In April 2021, the Company entered into a facility lease agreement for corporate office effective May 1, 2021 with lease expiring in June 2023 and monthly lease payment of $33,000.

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

Underwritten Public Offering and Nasdaq Listing

On February 16, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Kingswood, as representative of the underwriters listed therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 4,150,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a public offering price of $10.50 per share. In addition, the Underwriters were granted an over-allotment option (the “Over-allotment Option”) for a period of 45 days to purchase up to an additional 622,500 shares of Common Stock. The Common Stock began trading on the Nasdaq Capital Market under the symbol GBOX on February 17, 2021. The gross proceeds from the Offering were approximately $50.11 million as the representative of the Underwriters exercised in full its over-allotment option, before deducting underwriting discounts and commissions and other offering expenses. Pursuant to the Underwriting Agreement, the Company also granted Kingswood a right of first refusal, for a period of 12 months from the commencement of the Offering, to act as sole investment banker, sole book-runner, and/or sole placement agent, at Kingswood’s sole discretion, for each and every future public and private equity, equity-linked or debt offering, including all equity linked financings undertaken during such period by the Company, or any of the Company’s successors or subsidiaries.

Management Discussion and Analysis

This MD&A section pertaining to the period prior to Q1/2021 was prepared by the management of GreenBox POS (OTC: GRBX) (“GreenBox”, “GRBX”, the “Company”); the parts of this section pertaining to Q1/2021 and beyond were prepared by the management of GreenBox POS (NASDAQ: GBOX), in conjunction with the discussion the financial activity disclosed from the perspectives of on-going Q1/2021 and plans and projections for the remainder of 2021.

Q4/2020 signified the return of operations in full scale for the Company, with processing volumes in December of 2020 increasing to $84M. The trend continues into Q1/2021, with monthly average processing volumes increasing to over $100M. During Q4/2020 the Company completed two capital raises – in October and in December of 2020, primarily directed towards the acceleration of the development and deployment of the Company’s newest technology, code name Gen3 (Generation 3, following its initial technology release in January 2019 – Gen1, and in April 2020 - Gen2). Two of the Company’s top executives, Chairman Mr. Errez and CEO Mr. Nisan, personally participated in the December 2020 raise. Gen3 technology is material to the Company plans and business performance and is projected to impact the industry as a whole, in particular with the launch of the GreenBox Smart Contract Token technology, scheduled to be released in Q2/2021. Throughout 2020 the Company continued to increase its investment in research and development, improving its acquiring platform and enabling safer, faster and significantly more scalable services. These technology improvements allow for major new capabilities, including Real Time Payments (RTP), a very sought-after payment feature. This change also reduces the Company COGS, trend that continues to be observed in Gen3 increased business efficiencies. Gen3 is an improved platform is performing better than its predecessor platform and increase total volumes while increasing profit margins and operating sustainability is observed and expected to persist through 2021. The Company returned to ramping up commercial large-scale operations, on-boarding large number of clients, and increasing the Company operational bandwidth to accommodate the needs of its clients. Q1/2021 continued to execute on these management directives. Covid-19 pandemic appears to have little impact on the Company’s business, and the rate of increase in operational figures observed is expected to remain unimpacted for rest of 2021.

Management is focused on the following KPI (Key Performance Indices):

KPI	Description
Annual Transactional Processing Volume (ATPV)

The Company plans to process $1.65B in FY 2021, including previously increased processing volumes projections from $600M to $1.2B, and including the expected processing of the acquired ChargeSavvy portfolio, projected to add another $450M. The Company’s Book of Business exceeds the processing goals for the year.

Annual Gross Profit Margin (AGPM)	This index matches the Company goals and remains at levels supporting the Company’s financial projections.
Annual Gross Profit (AGP)	At the targeted Annual Transactional Processing Volume goal and targeted Annual Gross Profit Margin, projected Annual Gross Profit is $24-26M for FY2021.
Annual EBITDA	The Company objective is to stay with EBITDA at around 3% of Total Transactional Volume. At the targeted Annual Transactional Processing Volume goal, the Annual EBITDA equals $26M.

In order to process the targeted ATPV goal, $1.65B, the Company must be able to process over $100M/month in a consistent fashion, as business performance in Q1/2021 demonstrated. The Company estimates the target deployment timeframe for its Smart Contract Token technology in Q2/2021, further improving on volumes and efficiencies.

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

Based on the above and the current traction in Q2/21, the Company is comfortable with its volumes, gross revenues and EBITDA projections. The Company owns all the IP rights for operations in its space: tokenizer, gateway, ledger manager and blockchain substrate. Other, supporting patents, such as fraud proofing, on-boarding accelerators, and an all new blockchain implementation, are pending.

With the visibility into the Company’s operation management has in Q2/2021 and the Company uplisting to NASDAQ in Feb/2021, the current plan is to grow the Company organically to the size and value afforded by the senior exchange.

The ATPV, Profitability and other major KPIs remain sensitive to regulatory changes and global and national economic trends. These will impact and influence the Company’s product line, its potential mergers and acquisitions targets, its joint ventures and the Company’s technology emphasis.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 (Unaudited) Compared to Three Months Ended March 31, 2020 (Unaudited):

	Three Months Ended March 31,
	2021		2020		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Net revenue	$4,749,441	100.0%	$187,205	100.0%	$4,562,236	2437.0%
Cost of revenue	1,593,771	33.6%	247,305	132.1%	1,346,466	544.5%
Gross profit (loss)	3,155,670	66.4%	(60,100)	-32.1%	3,215,770	-5350.7%

Operating expenses:
Advertising and marketing	24,725	0.5%	11,885	6.3%	12,840	108.0%
Research and development	653,381	13.8%	286,548	153.1%	366,833	128.0%
Payroll and payroll taxes	559,201	11.8%	402,462	215.0%	156,739	38.9%
Professional fees	457,752	9.6%	212,298	113.4%	245,454	115.6%
General and administrative	566,195	11.9%	142,050	75.9%	424,145	298.6%
Stock compensation for employees	797,613	16.8%	4,130	2.2%	793,483	19212.7%
Stock compensation for services	9,453,825	199.1%	-	0.0%	9,453,825
Depreciation and amortization	6,009	0.1%	5,376	2.9%	633	11.8%
Total operating expenses	12,518,701	263.6%	1,064,749	568.8%	11,453,952	1075.7%

Loss from operations	(9,363,031)	-197.1%	(1,124,849)	-600.9%	(8,238,182)	732.4%

Other Income (Expense):
Interest expense - debt discount	(2,993,408)	-63.0%	(30,076)	-16.1%	(2,963,332)	9852.8%
Interest expense	(594,258)	-12.5%	(288,590)	-154.2%	(305,668)	0.0%
Changes in fair value of derivative liability	-	0.0%	(3,822,385)	-2041.8%	3,822,385	-100.0%
Merchant liability settlement	(364,124)	-7.7%	-	0.0%	(364,124)	-100.0%
Merchant fines and penalty income	-	0.0%	24,060	12.9%	(24,060)	-100.0%
Other income or expense	(14,611)	-0.3%	-	0.0%	(14,611)
Total other income (expense)	(3,966,401)	-83.5%	(4,116,991)	-2199.2%	150,590	-3.7%

Loss before provision for income taxes	(13,329,432)	-280.7%	(5,241,840)	-2800.1%	(8,087,592)	154.3%

Provision for income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	$(13,329,432)	-280.7%	$(5,241,840)	-2800.1%	$(8,087,592)	154.3%

Net Revenue

Net revenue increased by $4,562,236, or 2437.0%, to $4,749,441 in the first quarter of fiscal 2021 from $187,205 in the first quarter last year. The change in net sales reflected the following:

●

Continued work on technology launch of new platforms, including Crypto, FOREX and transactional routing. Onboarding of existing merchants and new clients resumed in March\2020, with volume of revenues in April exceeding the first three months combined.

●	Covid-19 impact on certain client business verticals and shift between focus categories.

●	Higher volume transaction processing.

Cost of Revenue

Cost of revenue increased by $1,346,466, or 544.5%, to $1,593,771 in the first quarter of fiscal 2021 from $247,305 in the first quarter last year.  Payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. Most orders are delivered directly to the customer, without any handling, storage or processing by us. Cost of revenues decreased due to the following:

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

Operating Expenses

Operating expenses increased by $11,453,952, or 1075.7%, to $12,518,701 in the first quarter of fiscal 2021 from $1,064,749 in the first quarter last year. The increase was due to higher general administrative expenses and the following:

●	Increased R&D investment towards the completion and launch of the new technologies (Crypto and FOREX platforms, and advanced transactional routing technology).

●	Settlement of legal disputes and associated payments.

●	Stock compensation expense for employees and services

●	Professional fees related to legal and audits.

Non-Operating Expenses

We incurred interest expense related to various debt in the amount of $2,993,408 and $ for the three months ended March 31, 2021 and 2020, respectively. We incurred a loss from changes in fair value of derivative liability of $3,822,385 for the three months ended March 31, 2020 and none for three months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from through debt. We ended March 31, 2021 with $35,696,589 of cash, cash equivalents, and restricted cash compared with $1,832,735 as of December 31, 2020.

The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2021	2020

Net cash provided by (used in) operating activities	$(11,258,779)	$267,844
Net cash provided by (used in) investing activities	(11,108)	(12,564)
Net cash provided by (used in) financing activities	45,133,741	(711,911)

Net increase (decrease) in cash, cash equivalents, and restricted cash	$33,863,854	$(456,631)

Operating Activities – For the three months ended March 31, 2021 and 2020, net cash provided by (used in) operating activities was $(11,258,779) and $267,844, respectively. The cash provided by operating activities was primarily due to timing of settlement of assets and liabilities including stock compensation expenses.

Investing Activities – Cash used in investing activities primarily consisted of purchases of property and equipment.

Financing Activities – Net cash used in financing activities primarily consisted of payments of convertible debt and short-term notes payable debt for the three months ended March 31, 2020. Net cash provided by financing activities primarily consisted of proceeds from the Offering of $45,805,491 for the three months ended March 31, 2021.

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

Based on management's evaluation, our Chief Executive Officer and Executive Vice President concluded that, as a result of the material weaknesses described below, as of March 31, 2021, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of March 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1

Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on February 16, 2021 (Incorporated by Reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021.)

10.1+

Form of Board of Directors Agreement entered into on February 16, 2021, by and between the Company and each of Ms. Baer and Messrs. Caragol and Laniado (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2021).

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

+ Management compensatory plan or contract.

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENBOX POS (Registrant)

Date: May 13, 2021	By:	/s/ Fredi Nisan
Fredi Nisan Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Benjamin Chung
Benjamin Chung Chief Financial Officer (Principal Financial Officer and Principal Accounting Office)