Form 10-Q
period 2021-06-30
GreenBox POS
filed 2021-08-12
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

Number of shares outstanding of the issuer’s classes of common equity, as of August 6, 2021 was 43,343,091 Shares of Common Stock (One Class)

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREENBOX POS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020

ASSETS

Current Assets:
Cash and cash equivalents	$29,796,748	$-
Restricted cash	-	1,832,735
Accounts receivable, net of allowance for bad debt of $0 and $0, respectively	75,444	10,000
Accounts receivable from fines and penalties from merchants, net of allowance for bad debt of $6,665,031 and $6,665,031, respectively	2,789,230	2,789,230
Cash due from gateways, net	15,759,069	7,303,949
Prepaid and other current assets	2,028,552	70,130
Total current assets	50,449,043	12,006,044

Non-current Assets:
Property and equipment, net	113,836	57,264
Other assets	180,636	81,636
Goodwill	2,305,394	-
Intangible Assets, net	257,748	-
Operating lease right-of-use assets, net	832,636	117,795
Total non-current assets	3,690,250	256,695

Total assets	$54,139,293	$12,262,739

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$520,478	$210,094
Other current liabilities	135,991	68,138
Payment processing liabilities, net	4,295,519	10,199,956
Note payable, payroll protection plan loan	272,713	272,713
Convertible debt, net of debt discount of $0 and $2,993,408, respectively	-	856,592
Current portion of operating lease liabilities	431,487	120,110

Total current liabilities	5,656,188	11,727,603
Long term liabilities	149,900	149,900
Operating lease liabilities, less current portion	401,744	-

Total liabilities	6,207,832	11,877,503

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001, 82,500,000 shares authorized, shares issued and outstanding of 42,236,219 and 30,710,646, respectively	42,327	30,711
Additional paid-in capital	73,916,018	12,079,074
Accumulated deficit	(25,093,541)	(11,724,549)
Less: Treasury stock, at cost; 90,000 and 0 shares, respectively	(933,343)	-
Total stockholders' equity	47,931,461	385,236

Total liabilities and stockholder's equity	$54,139,293	$12,262,739

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$6,379,179	$2,292,859	$11,128,620	$2,480,064
Cost of revenue	1,323,480	1,411,683	2,917,251	1,658,988

Gross profit	5,055,699	881,176	8,211,369	821,076

Operating expenses:
Advertising and marketing	22,605	15,384	47,330	27,269
Research and development	808,210	267,686	1,461,591	554,234
General and administrative	298,030	101,523	864,225	234,292
Payroll and payroll taxes	1,061,929	428,758	1,621,130	842,958
Professional fees	867,472	293,622	1,325,224	507,593
Stock compensation for employees	1,291,887	12,130	2,089,500	12,130
Stock compensation for services	726,933	-	10,180,758	-
Depreciation and amortization	14,244	5,716	20,253	11,092
Total operating expenses	5,091,310	1,124,819	17,610,011	2,189,568

Income (Loss) from operations	(35,611)	(243,643)	(9,398,642)	(1,368,492)

Other income (expense):
Interest expense	-	(30,659)	(594,258)	(319,249)
Interest expense - debt discount	-	(8,342)	(2,993,408)	(38,418)
Derivative expense	-	(4,373)	-	(4,373)
Changes in fair value of derivative liability	-	2,619,250	-	(1,203,135)
Gain from extinguishment of convertible debt	-	2,612,246	-	2,630,795
Merchant liability settlement	-	-	(364,124)	-
Other income or expense	(3,949)	(2,177)	(18,560)	3,334
Total other expense, net	(3,949)	5,185,945	(3,970,350)	1,068,954

Income (Loss) before provision for income taxes	(39,560)	4,942,302	(13,368,992)	(299,538)

Income tax provision	-	-	-	-

Net income (loss)	$(39,560)	$4,942,302	$(13,368,992)	$(299,538)

Earnings (loss) per share:
Basic and diluted	$(0.00)	$0.17	$(0.43)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	31,078,605	28,983,034	31,208,102	29,492,180

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock				Treasury Stock	Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	at Cost	Capital	Deficit	(Deficit)

Balance at March 31, 2021	40,917,331	$40,918	-	$-	$-	$71,898,401	$(25,053,981)	$46,885,338

Issuance of stock	1,171,849	1,172	-	-	-	(1,172)	-	-

Common stock issued for services	206,259	206	-	-	-	726,933	-	727,139

Common stock issued for non-cash stock option exercise	30,780	31	-	-	-	(31)	-	-

Treasury stock	(90,000)	-	-	-	(933,343)	-	-	(933,343)

Stock compensation expense	-	-	-	-	-	1,291,887	-	1,291,887

Net loss	-	-	-	-	-	-	(39,560)	(39,560)

Balance at June 30, 2021	42,236,219	$42,327	-	$-	$(933,343)	$73,916,018	$(25,093,541)	$47,931,461

	Common Stock				Treasury Stock	Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	at Cost	Capital	Deficit	(Deficit)

Balance at March 31, 2020	29,320,322	$29,320	-	$-	$-	$1,440,190	$(11,959,009)	$(10,489,499)

Common stocks issued from conversion of convertible debt	854,701	855	-	-	-	99,145	-	100,000

Common stocks issued - donation	16,667	17	-	-	-	7,983	-	8,000

Net income	-	-	-	-	-	-	4,942,302	4,942,302

Balance at June 30, 2020	30,191,690	$30,192	-	$-	$-	$1,547,318	$(7,016,707)	$(5,439,197)

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock				Treasury Stock	Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	at Cost	Capital	Deficit	(Deficit)

Balance at December 31, 2020	30,710,645	$30,711	-	$-	$-	$12,079,074	$(11,724,549)	$385,236

Common stock issued for exercise of warrant	1,777,778	1,778	-	-	-	3,518,222	-	3,520,000

Common stock issued for conversion of convertible debt	1,944,444	1,944	-	-	-	3,848,056	-	3,850,000

Common shares issued for restricted shares to executive	83,333	83	-	-	-	(83)	-	-

Common stock issued for services	990,118	990	-	-	-	10,179,974	-	10,180,964

Common stock issued for interest for convertible debt	96,664	97	-	-	-	594,258	-	594,355

Common stock issued for non-cash stock option exercise	70,112	70	-	-	-	(70)	-	-

Common stock issued for stock options exercised	5,500	6	-	-	-	2,244	-	2,250

Issuances of common stock, net of issuance costs of $4,305,758	4,772,500	4,773	-	-	-	45,800,718	-	45,805,491

Issuance of common stock	1,171,849	1,172	-	-	-	(1,172)	-	-

Payment for previous common stock repurchased under treasury method	-	-	-	-	-	(4,194,000)	-	(4,194,000)

Issuances of common stock from previous unregistered shares	703,276	703	-	-	-	(703)	-	-

Stock compensation expense	-	-	-	-	-	2,089,500	-	2,089,500

Purchases of treasury stock	(90,000)	-	-	-	(933,343)	-	-	(933,343)

Net loss	-	-	-	-	-	-	(13,368,992)	(13,368,992)

Balance at June 30, 2021	42,236,219	$42,327	-	$-	$(933,343)	$73,916,018	$(25,093,541)	$47,931,461

	Common Stock				Treasury Stock	Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	at Cost	Capital	Deficit	(Deficit)

Balance at December 31, 2019	28,310,489	$28,310	115,854	$116	$-	$1,321,404	$(6,717,169)	$(5,367,339)

Shares issuable adjustment	-	-	(115,854)	(116)	-	116	-	-

Common stock issued from conversion of convertible debt	1,854,701	1,855	-	-	-	213,695	-	215,550

Common stock issued for professional fees	9,833	10	-	-	-	4,120	-	4,130

Common stocks - issued donation	16,667	17			-	7,983	-	8,000

Net loss	-	-	-	-	-	-	(299,538)	(299,538)

Balance at June 30, 2020	30,191,690	$30,192	-	$-	$-	$1,547,318	$(7,016,707)	$(5,439,197)

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

UNUAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(13,368,992)	$(299,538)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	13,338	11,092
Amortization expense	6,915	-
Noncash lease expense	(1,720)	(839)
Stock compensation expense	2,089,500	12,130
Common stocks issued for professional fees	10,180,758	-
Stock compensation issued for interest	594,258	-
Interest expense - debt discount	2,993,408	38,418
Derivative expense	-	4,373
Gain (loss) on extinguishment of debt	-	(2,630,795)
Changes in fair value of derivative liability	-	1,203,135
Changes in assets and liabilities:
Other receivable, net	(65,444)	47,714
Prepaid and other current assets	(1,958,422)	(33,341)
Cash due from gateways, net	(8,455,120)	3,502,426
Other assets	(99,000)	-
Accounts payable	239,131	(33,597)
Other current liabilities	67,853	14,354
Accrued interest	-	(290,021)
Payment processing liabilities, net	(5,904,437)	(1,077,551)
Net cash provided by (used in) operating activities	(13,667,974)	467,960

Cash flows from investing activities:
Purchases of property and equipment	(68,411)	(10,244)
Cash provided for acquisition	(2,500,000)	-
Net cash used in investing activities	(2,568,411)	(10,244)

Cash flows from financing activities:
Treasury stock repurchase	(933,343)	-
Proceeds from stock option exercises	2,250	-
Repayments on convertible debt	-	(445,000)
Borrowings from notes payable	-	744,480
Principal payments on notes payable	-	(823,074)
Proceeds from exercise of warrant	3,520,000	-
Repurchase of common stock from stockholder	(4,194,000)	-
Proceeds from issuance of common stock	45,805,491	-
Net cash provided by (used in) financing activities	44,200,398	(523,594)

Net increase in cash, cash equivalents, and restricted cash	27,964,013	(65,878)

Cash, cash equivalents, and restricted cash – beginning of period	1,832,735	763,110

Cash, cash equivalents, and restricted cash – end of period	$29,796,748	$697,232

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$525,270
Income taxes	$800	$800

Non-cash financing activities:
Convertible debt conversion to common stock	$3,850,000	$137,500
Interest accrual from convertible debt converted to common stock	$-	$78,050
Short-term notes payable converted to common stock	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The Company was formerly known as ASAP Expo, Inc (“ASAP”), and was incorporated in the state of Nevada on April 10, 2007. On January 4, 2020, PubCo and GreenBox POS LLC, a Washington limited liability company (“PrivCo”), entered into an Asset Purchase Agreement (the “Agreement”), to memorialize a verbal agreement (the “Verbal Agreement”) entered into on April 12, 2018, by and among PubCo (the Buyer) and PrivCo (the Seller). On April 12, 2018, pursuant to the Verbal Agreement, PubCo acquired PrivCo’s blockchain gateway and payment system business, point of sale system business, delivery business and kiosk business, bank and merchant accounts, as well as all intellectual property related thereto (the “GreenBox Business”). As consideration for the GreenBox Business, on April 12, 2018, PubCo assumed PrivCo’s liabilities that had been incurred in the normal course of the GreenBox Business (the “GreenBox Acquisition”).

For accounting and reporting purposes, PubCo deemed the GreenBox Acquisition a “Reverse Acquisition” with PrivCo designated the “accounting acquirer” and PubCo designated the “accounting acquiree.”

On May 21, 2021, the Company acquired all of the outstanding stock of Northeast Merchant Systems, Inc. (“Northeast”) in a transaction treated as a business combination. Northeast is a merchant services company providing merchant credit card processing through their own Bank Identification Number (BIN) with the acquiring bank Merrick. This involves inside operations for new merchants that include sales assistance and applications processing, underwriting, and onboarding; inside operations for existing merchants include risk monitoring and customer service. Outside operations include: equipment service or replacement; sales calls and applications, site inspections and identity verification; security verification; and on-site customer service and technical support.

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

Basis of Presentation and Consolidation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

Unaudited Interim Financial Information

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements and accompanying notes have been condensed or omitted in these accompanying interim consolidated financial statements and footnotes. Accordingly, the accompanying interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for any future periods. In the opinion of management, these unaudited consolidated financial statements include all adjustments and accruals, consisting only of normal, recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein.

COVID-19 considerations

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and the disease has since spread across the world. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in the financial and capital markets. The full extent to which the COVID-19 outbreak will impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning COVID-19 and the actions to contain or treat its impact and the economic impact and the economic impact on local, regional, national and international markets. As the COVID-19 pandemic continues, the Company’s results of operations, financial condition and cash flows may be materially adversely affected, particularly if the pandemic persists for a significant period of time.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. These provisions are not expected to have a material effect on the Company’s unaudited consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with the GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash Due from Gateways and Payment Processing Liabilities

The Company’s primary source of revenues is payment processing services for its merchant clients. When such merchant makes a sale, the process of receiving the payment card information, engaging the banks for transferring the proceeds to the merchant’s account via digital gateways, and recording the transaction on a blockchain ledger are the activities for which the Company gets to collect fees.

In 2021 and 2020 the Company utilized several gateways. The gateways have strict guidelines pertaining to scheduling of the release of funds to merchants based on several criteria, such as return and chargeback history, associated risk for the specific business vertical, average transaction amount and so on. In order to mitigate processing risks, these policies determine reserve requirements and payment in arrears strategy. While reserve and payment in arrears restrictions are in effect for a merchant payout, the Company records gateway debt against these amounts until released.

Therefore, the total Cash due from gateways on the unaudited consolidated balance sheets represents the amount owed to the Company for processing.

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

Revenue Recognition

Revenue is recognized upon transfer of control of promised goods or services to the Company’s customers or when the Company satisfies any performance obligations under contract. The amount of revenue reflects the consideration the Company expects to be entitled to in exchange for the respective goods or services provided. Further, under Accounting Standards Codification 606, “Revenue from Contracts with Customers”, (“ASC 606”), contract assets or contract liabilities that arise from past performance but require a further performance before the obligation can be fully satisfied must be identified and recorded on the balance sheet until respective settlements have been met.

The Company’s primary revenue source is generated from payment processing services. Payment processing services revenue is based on a percentage of each transaction’s value and/or upon fixed amounts specified per each transaction or service and is recognized as such transactions or services are performed, at a point in time.

Fair Value of Financial Instruments

The Company assesses the fair value of financial instruments based on the provisions of ASC 820, Fair Value Measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability between market participants on the measurement date. ASC 820 also establishes a hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1- Quoted prices in active markets for identical assets or liabilities.

Level 2- Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3- Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table describes the valuation techniques used to calculate the fair value for assets in Level 3. The significant unobservable input used in the fair value measurement of the Company’s identifiable intangible assets is discount rate. The change in this input could result in a change of fair value measurement:

	Fair Value at May 21, 2021	Valuation Technique	Unobservable Input	Range

Customer Relationship	$264,663	Multiple-period excess earnings method	Discount rate	15.90%

Goodwill and Other Intangible Assets

The Company accounts for acquisitions of businesses in accordance with the acquisition method. Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the identifiable assets acquired and liabilities assumed. Acquisition costs are expensed as incurred.

Goodwill and other intangible assets acquired in a business combination determined to have an indefinite useful life are generally not amortized, but instead are tested for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Other intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever management believes that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the carrying value is determined to be unrecoverable, an impairment loss is recognized through a charge to expense. As of December 31, 2020, the Company does not believe that impairment indicators are present, and accordingly, based on this assessment, no further impairment analysis was performed.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net of operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

Earnings Per Share

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings/loss per share is the same as the basic earnings/loss per share for the three and six months ended June 30, 2021 and 2020, as there are no potential shares outstanding other than options that would have a dilutive effect.

Reverse Common Stock Split (1 for 6)

On February 17, 2021, the Company effected a reverse stock split of the Company’s shares of common stock outstanding and a proportional decrease of the Company’s authorized shares of common stock at a ratio of one-for-six (the “Stock Split”). Following the Stock Split, the Company has 82,500,000 shares of common stock authorized (the number of authorized shares of Preferred Stock remains 5,000,000). As a result, common shares information has been retrospectively restated accordingly in the financial statements as of and for the three and six months ended June 30, 2020.

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

Other recently issued accounting updates are not expected to have a material impact on the Company’s Interim Financial Statements.

3.	ACQUISITION

On May 21, 2021, the Company acquired all the outstanding stock of Northeast Merchant Systems, Inc. (“Northeast”). Northeast is a merchant services company providing merchant credit card processing through their own Bank Identification Number (BIN) with the acquiring bank Merrick. This involves inside operations for new merchants that include sales assistance and applications processing, underwriting, and onboarding; inside operations for existing merchants include risk monitoring and customer service. Outside operations include: equipment service or replacement; sales calls and applications; site inspections and identity verification; security verification; and on-site customer service and technical support.

Preliminary Purchase Price Allocation

The acquisition qualified as a business combination and was accounted for using the acquisition method. Accordingly, the total fair value of consideration transferred of $2,500,000 for the acquisition was allocated to the net tangible, intangible and liabilities acquired using fair value estimates at the date of acquisition. The excess of the purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill, which is taxable.

The following summarizes the estimated fair values of the net assets acquired:

Tangible assets (liabilities):
Net assets and liabilities	$(70,057)

Intangible assets:
Customer relationships	264,663
Goodwill	2,305,394
2,570,057

Total net assets acquired	$2,500,000

The acquisition was funded through cash on hand, and there were no costs associated with the acquisition. The agreement also provides for a future additional contingent purchase price payment (earn-out) of $500,000, which is derived using the performance of Northeast and is based on a predetermined formula. The Company believes that is unlikely that the targets will be achieved and, accordingly, has not adjusted the purchase price or provided an accrual for this contingency.

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

When consumers use credit/debit cards to pay for transactions with merchants who use our ecosystem, the transaction starts with the consumer purchasing tokens from us. The issuance of tokens is accomplished when we load a virtual wallet with a token, which then transfers credits to the merchant’s wallet on a dollar for dollar basis, after which the merchant releases its goods or services to the consumer. These transfers take place instantaneously and seamlessly, allowing the transaction experience to seem like any other ordinary credit/debit card transaction to the consumer and merchant. While our blockchain ledger records transaction details instantaneously, the final cash settlement of each transaction can take days to weeks, depending upon contract terms between us and the gateways we use, between us and our ISOs, and between us and/or our ISOs and merchants who use our services. In the case where we have received transaction funds, but not yet paid a merchant or an ISO, we hold funds in either a trust account or as cash deemed restricted within our operating accounts. We record the total of such funds as Cash due from gateways, net – a Current Asset. Of these funds, we record the sum balance due to Merchants and ISOs as Payment processing liabilities, net – a Current Liability.

5.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	June 30, 2021	December 31, 2020

October 27, 2020 ($3,850,000) – 10% one-time interest charge with outstanding principal and interest due July 27, 2021.	$-	$3,850,000

Total convertible notes payable	-	3,850,000
Debt discount	-	(2,993,408)

Total convertible notes payable, net of debt discount	$-	$856,592

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

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

6.	PAYROLL PROTECTION PROGRAM LOAN

On April 29, 2020, the Company obtained a $272,713, 2-year loan from a regional bank (the “Lender”) pursuant to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) under Title 1 of the CARES Act. The loan bears interest of 1.00% per annum and no payments were due for the first six months. The Company certified in the Application that 100% of the loaned funds were utilized during the 24-week covered period commencing April 29, 2020 to pay for qualified payroll and payroll related costs, and as such, requested that the entire principal balance be forgiven. The Company expects the entire PPP loan to be forgiven and the Company is awaiting SBA approval to extinguish the loan.

7.	LONG-TERM DEBT

On June 9, 2020, the Company entered into a 30 year loan agreement with the SBA under the CARES Act in the amount of $149,900. The loan bears interest at 3.75% per annum and requires monthly principal and interest payments of $731 beginning June 9, 2021. Both the Chief Executive Officer and Chairman of the Company signed personal guarantees under this loan.

8.	STOCK OPTION AWARDS

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

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	June 30, 2021	December 31, 2020
Risk-free interest rate	0.29%	0.29%
Expected term	5 years	5 years
Expected volatility	396.64%	289.33% to 279.18%
Expected dividend yield	-	-

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

The Company recorded stock compensation expense of $2,089,500 and $12,130 for the six months ended June 30, 2021 and 2020, respectively, and $1,291,887 and $12,130 for the three months ended June 30, 2021 and 2020, respectively.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

8.	STOCK OPTION AWARDS (continued)

A summary of the status of our stock options is presented below as of June 30, 2021:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	514,607	$2.30	0.00	$3,365,527

Granted	230,122	10.59
Exercised	(100,802)	0.46
Forfeited or expired	(68,428)	2.50

Outstanding at June 30, 2021	575,499	7.06	0.21	6,865,703

Exercisable as of June 30, 2021	446,295	5.37	0.21	5,324,299
Vested and expected to Vest as of June 30, 2021	547,834	6.80	0.21	6,535,660

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $11.93 as of June 30, 2021, which would have been received by the option holders had all option holders exercised their options as of that date. As of June 30, 2021, there was unrecognized compensation cost related to non-vested stock options granted in the amount of $329,599.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 31, 2021 goodwill and intangible assets consists of the following:

	June 30, 2021
	Amortization Period	Cost	Accumulated Amortization	Net
Customer relationships	5 years	$264,663	$6,915	$257,748
Goodwill		$2,305,394	$-	$2,305,394

Total goodwill and intangibles				$2,563,142

Intangible assets with finite lives are amortized over the estimated periods benefitted on a straight- line basis. Amortization expense on intangible assets with finite lives for the period from May 21, 2021 (the acquisition date of Northeast) to June 30, 2021 was $6,915 and is included in depreciation and amortization expense in the unaudited condensed consolidated statement of operations and comprehensive loss. Amortization expense related to intangible assets for each of the next five fiscal years and thereafter is expected as follows:

Years Ending
December 31,
2021	$26,466
2022	52,932
2023	52,932
2024	52,932
2025	52,932
Thereafter	19,554
$257,748

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

10.	STOCK REPURCHASE PROGRAM

On May 13, 2021, the Company announced a plan to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Board. From May 13, 2021 to June 30, 2021, the Company has repurchased a total of 90,000 shares at an aggregate cost of $933,343.

11.	RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●

Kenneth Haller and the Haller Companies

Kenneth Haller (“Haller”) became the Company’s Senior Vice President of Payment Systems in November 2018. The Company began working indirectly with Haller earlier in 2018, both individually and through our relationship with MTrac Tech Corporation (“MTrac”), which in turn has business relationships with Haller. Haller brings considerable advantages to the Company’s platform development and business development efforts and capabilities, including transactional business relations and a large network of agents (the “Haller Network”). The Haller Network is an amalgamation of the collective networks of Haller and two companies owned or majority-owned by Haller, which are Sky Financial & Intelligence, LLC (“Sky”), and Charge Savvy, LLC (collectively, the “Haller Companies”), each of which has formalized business relationships with the Company, as well as with some of the Company’s partners, which the Company believes allows the Company to maximize and diversity the Company’s market penetration capabilities. Haller, through Sky, owns controlling interests in Charge Savvy, LLC with whom the Company does business through their respective business relationship with MTrac.

The following are certain transactions between the Company and the Haller Companies:

■

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

The Company did not pay any commissions to the related parties mentioned above for the three and six months ended June 30, 2021 and 2020.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

12.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has the following legal proceedings:

●

Corporate Performance Consulting, LLC (CPC) v. GreenBox POS – On April 7, 2021 CPC filed a complaint against GreenBox in San Diego Superior Court. Plaintiff CPC alleges breach of contract, breach of implied covenant of good faith and fair dealing, goods and services rendered, negligent misrepresentation, violation of CA Business and Professions Code Section 17200, and unjust enrichment. The crux of CPC’s claim is that GreenBox failed to compensate for certain consulting and corporate advisory services. GreenBox believes the claims are without merit and intends to defend itself vigorously. On June 17, 2021 GreenBox filed a Cross-Complaint for breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, unjust enrichment, and rescission. The parties are now in the discovery phase, with Plaintiff’s first responses due August 30, 2021. The Case Management Conference is scheduled for April 29, 2022.

●

GreenBox POS v. A.M.P of Florida, Inc. (AMP) – On March 9, 2021, GreenBox POS (mistakenly identified as “GreenBox POS, LLC”) filed suit against AMP in U.S.D.C for the middle district of Florida alleging breach of oral contract, conversion, and civil theft. GreenBox filed suit in order to recover processed funds unlawfully withheld by AMP. The parties are in preliminary settlement negotiations. Although it is premature to provide a predicted outcome at this time, GreenBox is confident that this matter will be resolved well in advance of the 2022 trial date.

●

America 2030 Capital Limited and Bentley Rothschild Capital Limited – On or about October 31, 2018, Nisan and Errez received constitutive notice, regarding arbitration against Nisan, Errez, PrivCo and possibly PubCo, from Bentley Rothschild Capital Limited ("Bentley") and America 2030 Capital Limited (“America 2030”), both located in Nevis, West Indies, and both claiming breach of contract by Nisan and Errez of Nisan and Errez’s respective individual Master Loan Agreements and seeking forfeiture of 266,667 PubCo shares that PrivCo had transferred, on or about August 1, 2018, from PrivCo’s Control Shares under the terms of the MLAs. As of June 30, 2020, both parties have abandoned the matter and no further action was required by either party.

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

Operating Leases

The Company entered into the following operating facility leases:

●

Hyundai Rio Vista – On October 4, 2018, the Company entered into an operating facility lease for its corporate office located in San Diego with 38 months term and with option to renew. The lease started on October 4, 2018 and expires on October 3, 2021.

●	Camino Del Rio – On and effective April 2021, the Company entered into an operating facility lease for its corporate office located in San Diego with monthly lease payments of $33,135 per month.

For operating leases, we calculated right of use assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the incremental borrowing rate. The Company has recorded operating lease right of use assets and operating lease liabilities of $832,636 and $833,231 respectively, as of June 30, 2021. The difference between the operating lease ROU asset and operating lease liabilities represents differences in the cash paid and straight-line lease expense recognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

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

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Accordingly, the Company did not have any subsequent events that require disclosure other than the following:

●

July 13, 2021 (Acquisition of Charge Savvy LLC) – On July 13, 2021 (the “Closing Date”), the Company entered into and closed on a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Charge Savvy LLC, an Illinois limited liability company (“Charge Savvy”), and Charge Savvy’s three members (collectively, the “Sellers”). As a result of the Purchase Agreement, the Company purchased all of Charge Savvy’s issued and outstanding membership interests from the Sellers and Charge Savvy became a wholly owned subsidiary of the Company. Although the Purchase Agreement is dated July 9, 2021, it was entered into and closed on July 13, 2021. The purchase price under the Purchase Agreement for the all-stock transaction consisted on the Closing Date of 900,000 of 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) being issued and delivered to Sellers in proportion to the Sellers’ share of their membership interests in Charge Savvy; it being agreed that the remaining 100,000 shares of Common Stock may or may not be issued to Sellers depending on certain conditions precedent to such further issuance (the “Holdback Shares”). The Holdback Shares may be issued and delivered to the Sellers after Closing upon the Company’s receipt of a Phase I Environmental Assessment Report that does not raise environmental issues of concern to the Company regarding certain real estate owned by Charge Savvy. Charge Savvy is a global Fintech company that specializes in developing software and providing payment processing and point of sale services to the merchant services industry. Charge Savvy also owns an approximately 61,000 square foot office building located in South Chicago Heights, Illinois where it is headquartered.

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

Overview – Organization and Name Changes

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

Name Changes

On May 3, 2018, PubCo formally changed its name to GreenBox POS LLC, then subsequently changed its name to GreenBox POS on December 13, 2018.

Underwritten Public Offering and Nasdaq Listing

On February 16, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, formerly known as Kingswood Capital Markets, division of Benchmark Investments, LLC (“Hutton”), as representative of the underwriters listed therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 4,150,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a public offering price of $10.50 per share. In addition, the Underwriters were granted an over-allotment option (the “Over-allotment Option”) for a period of 45 days to purchase up to an additional 622,500 shares of Common Stock. The Common Stock began trading on the Nasdaq Capital Market under the symbol GBOX on February 17, 2021. The gross proceeds from the Offering were approximately $50.11 million as the representative of the Underwriters exercised in full its over-allotment option, before deducting underwriting discounts and commissions and other offering expenses. Pursuant to the Underwriting Agreement, the Company also granted Hutton a right of first refusal, for a period of 12 months from the commencement of the Offering, to act as sole investment banker, sole book-runner, and/or sole placement agent, at Hutton’s sole discretion, for each and every future public and private equity, equity-linked or debt offering, including all equity linked financings undertaken during such period by the Company, or any of the Company’s successors or subsidiaries.

Management Discussion and Analysis

Q4/2020 signified the return of operations in full scale for the Company, with processing volumes in December of 2020 increasing to $84M. The trend continues into Q2/2021, with monthly average processing volumes increasing to over $100M. During Q4/2020 the Company completed two capital raises – in October and in December of 2020, primarily directed towards the acceleration of the development and deployment of the Company’s newest technology, code name Gen3 (Generation 3, following its initial technology release in January 2019 – Gen1, and in April 2020 - Gen2). Two of the Company’s top executives, Chairman Mr. Errez and CEO Mr. Nisan, personally participated in the December 2020 raise. Gen3 technology is material to the Company plans and business performance and is projected to impact the industry as a whole, in particular with the launch of the GreenBox Smart Contract Token technology, which was initially released in end of Q2/2021. Throughout 2020 the Company continued to increase its investment in research and development, improving its acquiring platform and enabling safer, faster and significantly more scalable services. These technology improvements allow for major new capabilities, including Real Time Payments (RTP), a very sought-after payment feature. This change also reduces the Company COGS, trend that continues to be observed in Gen3 increased business efficiencies. Gen3 is an improved platform is performing better than its predecessor platform and increase total volumes while increasing profit margins and operating sustainability is observed and expected to persist through 2021. The Company returned to ramping up commercial large-scale operations, on-boarding large number of clients, and increasing the Company operational bandwidth to accommodate the needs of its clients. Q2/2021 continued to execute on these management directives. Covid-19 pandemic appears to have little impact on the Company’s business, and the rate of increase in operational figures observed is expected to remain unimpacted for rest of 2021.

Management is focused on the following KPI (Key Performance Indices):

KPI	Description
Annual Transactional Processing Volume (ATPV)

The Company plans to process $1.85B in FY 2021, including previously increased processing volumes projections from $600M to $1.85B, and including the expected processing of the acquired ChargeSavvy portfolio, projected to add another $450M. The Company’s Book of Business exceeds the processing goals for the year.

Annual Gross Profit Margin (AGPM)	This index matches the Company goals and remains at levels supporting the Company’s financial projections.
Annual Gross Profit (AGP)	At the targeted Annual Transactional Processing Volume goal and targeted Annual Gross Profit Margin, projected Annual Gross Profit is $24-26M for FY2021.

In order to process the targeted ATPV goal, $1.85B, the Company must be able to process over $100M/month in a consistent fashion, as business performance in Q2/2021 demonstrated. The Company estimates the deployment for its Smart Contract Token technology in Q2/2021 will further improving on volumes and efficiencies.

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

With the visibility that management has into the Company’s operations in Q2/2021 and the Company’s uplisting to NASDAQ in Feb/2021, the current plan is to grow the Company organically to the size and value afforded by the senior exchange.

The ATPV, Profitability and other major KPIs remain sensitive to regulatory changes and global and national economic trends. These will impact and influence the Company’s product line, its potential mergers and acquisitions targets, its joint ventures and the Company’s technology emphasis.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 (Unaudited) Compared to Three Months June 30, 2020 (Unaudited):

	Three Months Ended June 30,
	2021		2020		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue	$6,379,179	100.0%	$2,292,859	100.0%	$4,086,320	178.2%
Cost of revenue	1,323,480	20.7%	1,411,683	61.6%	(88,203)	-6.2%
Gross profit	5,055,699	79.3%	881,176	38.4%	4,174,523	473.7%

Operating expenses:
Advertising and marketing	22,605	0.4%	15,384	0.7%	7,221	46.9%
Research and development	808,210	12.7%	267,686	11.7%	540,524	201.9%
General and administrative	298,030	4.7%	101,523	4.4%	196,507	193.6%
Payroll and payroll taxes	1,061,929	16.6%	428,758	18.7%	633,171	147.7%
Professional fees	867,472	13.6%	293,622	12.8%	573,850	195.4%
Stock compensation for employees	1,291,887	20.3%	12,130	0.5%	1,279,757	10550.4%
Stock compensation for services	726,933	11.4%	-	0.0%	726,933	n/a
Depreciation and amortization	14,244	0.2%	5,716	0.2%	8,528	149.2%
Total operating expenses	5,091,310	79.8%	1,124,819	49.0%	3,966,491	352.6%

Income (Loss) from operations	(35,611)	-0.6%	(243,643)	-10.6%	208,032	-85.4%

Other Income (Expense):
Interest expense	-	0.0%	(30,659)	-1.3%	30,659	-100.0%
Interest expense - debt discount	-	0.0%	(8,342)	-0.4%	8,342	-100.0%
Derivative expense	-	0.0%	(4,373)	-0.2%	4,373	-100.0%
Changes in fair value of derivative liability	-	0.0%	2,619,250	114.2%	(2,619,250)	-100.0%
Gain from extinguishment of convertible debt	-	0.0%	2,612,246	113.9%	(2,612,246)	-100.0%
Merchant liability settlement	-	0.0%	-	0.0%	-	n/a
Other income or expense	(3,949)	-0.1%	(2,177)	-0.1%	(1,772)	81.4%
Total other income (expense)	(3,949)	-0.1%	5,185,945	226.2%	(5,189,894)	-100.1%

Income (Loss) before provision for income taxes	(39,560)	-0.6%	4,942,302	215.6%	(4,981,862)	-100.8%

Provision for income taxes	-	0.0%	-	0.0%	-	0.0%

Net income (loss)	$(39,560)	-0.6%	$4,942,302	215.6%	$(4,981,862)	-100.8%

Gross Revenue

Gross revenue increased by $4,086,320, or 178.2%, to $6,379,179 for the three months ended June 30, 2021, from $2,292,859 for the three months ended June 30, 2020. The change in net revenue reflected the following:

●	Continued work on technology launch of new platforms in late 2020 which was fully effective in the three months ended June 30, 2021.
●	Increase in processing volume in the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Cost of Revenue

Cost of revenue decreased by $88,203, or -6.2%, to $1,323,480 for the three months ended June 30, 2021, from $1,411,683 for the three months ended June 30, 2020.  Payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. Cost of revenues decreased due to the following:

●	Increased automation by installation of two new platforms, FOREX and Crypto, that are much more streamlined and demand less manual work.
●	Installation and integration of an advanced transactional routing technology.
●	Revocations of the license agreement with MTrac and moving operations in-house for better efficiency and higher margins.
●	Termination of service to problematic and low revenue producing clients.
●	Onboarding of higher profitability clients.

Operating Expenses

Operating expenses increased by $3,966,491, or 352.6%, to $5,091,310 for the three months ended June 30, 2021, from $1,124,819 for the three months ended June 30, 2020. The increase was due to higher general administrative expenses and the following:

●	Increased R&D investment towards the completion and launch of the new technologies (Crypto and FOREX platforms, and advanced transactional routing technology).
●	Stock compensation expense for employees and services
●	Professional fees related to legal and audits.

Non-Operating Income, net

Non-operating income decreased by $5,189,894, or -100.1%, to ($3,949) for the three months ended June 30, 2021, from $5,185,945 for the three months ended June 30, 2020. We incurred a gain from changes in fair value of derivative liability of $2,619,250 and gain from extinguishment of convertible debt of $2,612,246 for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 (Unaudited) Compared to Six Months June 30, 2020 (Unaudited):

	Six Months Ended June 30,
	2021		2020		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue	$11,128,620	100.0%	$2,480,064	100.0%	$8,648,556	348.7%
Cost of revenue	2,917,251	26.2%	1,658,988	66.9%	1,258,263	75.8%
Gross profit	8,211,369	128.7%	821,076	33.1%	7,390,293	900.1%

Operating expenses:
Advertising and marketing	47,330	0.4%	27,269	1.1%	20,061	73.6%
Research and development	1,461,591	13.1%	554,234	22.3%	907,357	163.7%
Payroll and payroll taxes	1,621,130	14.6%	842,958	34.0%	778,172	92.3%
Professional fees	1,325,224	11.9%	507,593	20.5%	817,631	161.1%
General and administrative	864,225	7.8%	234,292	9.4%	629,933	268.9%
Stock compensation for employees	2,089,500	18.8%	12,130	0.5%	2,077,370	17125.9%
Stock compensation for services	10,180,758	91.5%	-	0.0%	10,180,758	n/a
Depreciation and amortization	20,253	0.2%	11,092	0.4%	9,161	82.6%
Total operating expenses	17,610,011	158.2%	2,189,568	88.3%	15,420,443	704.3%

Loss from operations	(9,398,642)	-84.5%	(1,368,492)	-55.2%	(8,030,150)	586.8%

Other Income (Expense):
Interest expense	(594,258)	-5.3%	(319,249)	-12.9%	(275,009)	86.1%
Interest expense - debt discount	(2,993,408)	-26.9%	(38,418)	-1.5%	(2,954,990)	7691.7%
Derivative expense	-	0.0%	(4,373)	-0.2%	4,373	-100.0%
Changes in fair value of derivative liability	-	0.0%	(1,203,135)	-48.5%	1,203,135	-100.0%
Gain from extinguishment of convertible debt	-	0.0%	2,630,795	106.1%	(2,630,795)	-100.0%
Merchant liability settlement	(364,124)	-3.3%	-	0.0%	(364,124)	n/a
Other income or expense	(18,560)	-0.2%	3,334	0.1%	(21,894)	-656.7%
Total other income (expense)	(3,970,350)	-35.7%	1,068,954	43.1%	(5,039,304)	-471.4%

Loss before provision for income taxes	(13,368,992)	-120.1%	(299,538)	-12.1%	(13,069,454)	4363.2%

Provision for income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	$(13,368,992)	-120.1%	$(299,538)	-12.1%	$(13,069,454)	4363.2%

Gross Revenue

Gross revenue increased by $8,648,556, or 348.7%, to $11,128,620 for the six months June 30, 2021, from $2,480,064 for the six months ended June 30, 2020. The change in net sales reflected the following:

●

Continued work on technology launch of new platforms, including Crypto, FOREX and transactional routing. Onboarding of existing merchants and new clients resumed in March 2020, with volume of revenues in April 2020 exceeding the first three months combined.

●	Increase in processing volume.

Cost of Revenue

Cost of revenue increased by $1,258,263, or 75.8%, to $2,917,251 for the six months ended June 30, 2021, from $1,658,988 for the six months ended June 30, 2020.  Payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. Cost of revenues increased due to the following:

●	Increase in processing volume which resulted in higher commission payments to ISOs

Operating Expenses

Operating expenses increased by $15,420,443, or 704.3%, to $17,610,011 for the six months ended June 30, 2021, from $2,189,568 for the six months ended June 30, 2020. The increase was due to higher general administrative expenses and the following:

●	Increased R&D investment towards the completion and launch of the new technologies (Crypto and FOREX platforms, and advanced transactional routing technology).
●	Settlement of legal disputes and associated payments.
●	Stock compensation expense for employees and services
●	Professional fees related to legal and audits.

Non-Operating Expenses

We incurred interest expense related to various debt in the amount of $594,258 and debt discount of $2,993,408 for the six months ended June 30, 2021. We incurred a loss from changes in fair value of derivative liability of $1,203,135 and gain from extinguishment of convertible debt of $2,630,795 for the six months ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand and cash flows from operations. We ended June 30, 2021 with $29,796,748 of cash, cash equivalents, and restricted cash compared with $1,832,735 as of December 31, 2020.

The following table summarizes our cash flows from operating, investing and financing activities (unaudited):

	Six Months Ended June 30,
	2021	2020

Net cash provided by (used in) operating activities	$(13,667,974)	$467,960
Net cash provided by (used in) investing activities	(2,568,411)	(10,244)
Net cash provided by (used in) financing activities	44,200,398	(523,594)

Net increase (decrease) in cash, cash equivalents, and restricted cash	$27,964,013	$(65,878)

Operating Activities – For the six months ended June 30, 2021 and 2020, net cash provided by (used in) operating activities was $(13,667,974) and $467,960, respectively. The cash provided by operating activities was primarily due to net loss and timing of settlement of assets and liabilities including stock compensation expenses.

Investing Activities – Cash used in investing activities primarily consisted of purchases of property and equipment and cash provided for acquisition of Northeast for the six months ended June 30, 2021.

Financing Activities – Net cash used in financing activities primarily consisted of payments of convertible debt and short-term notes payable debt for the six months ended June 30, 2020. Net cash provided by financing activities primarily consisted of proceeds from the Offering of $45,805,491 for the six months ended June 30, 2021.

CRITICAL ACCOUNTING POLICIES

Our critical accounting estimates are included in our significant accounting policies as described in Note 2 of the consolidated financial statements of this Form 10-Q. Those consolidated financial statements were prepared in accordance with GAAP.  Critical accounting estimates are those that we believe are most important to the portrayal of our financial condition and results of operations. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense. Our estimates are evaluated on an ongoing basis and drawn from historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Actual results may differ from our estimates.  Management believes that the following accounting policies reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.

Revenue Recognition

Revenue is recognized upon transfer of control of promised goods or services to the Company’s customers or when the Company satisfies any performance obligations under contract. The amount of revenue reflects the consideration the Company expects to be entitled to in exchange for the respective goods or services provided. Further, under Accounting Standards Codification 606, “Revenue from Contracts with Customers”, (“ASC 606”), contract assets or contract liabilities that arise from past performance but require a further performance before the obligation can be fully satisfied must be identified and recorded on the balance sheet until respective settlements have been met.

The Company’s primary revenue source is generated from payment processing services. Payment processing services revenue is based on a percentage of each transaction’s value and/or upon fixed amounts specified per each transaction or service and is recognized as such transactions or services are performed, at a point in time.

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

Based on management's evaluation, our Chief Executive Officer and Executive Vice President concluded that, as a result of the material weaknesses described below, as of June 30, 2021, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to Note 12 under the heading “Legal Proceedings” included in Part I, Item 1, Financial Statements (unaudited) — Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2021 that were not previously reported in a Current Report on Form 8-K except as follows:

The Company issued 100,000 shares of common stock to executives of the Company in June 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENBOX POS (Registrant)

Date: August 12, 2021	By:	/s/ Fredi Nisan
Fredi Nisan Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Benjamin Chung
Benjamin Chung Chief Financial Officer (Principal Financial Officer)