Form 10-Q
period 2021-09-30
GreenBox POS
filed 2021-11-15
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

Number of shares outstanding of the issuer’s classes of common equity, as of November 9, 2021 was 43,179,241 Shares of Common Stock (One Class)

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREENBOX POS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2021	2020

ASSETS

Current Assets:
Cash and cash equivalents	$29,707,254	$-
Restricted cash	-	1,832,735
Accounts receivable, net of allowance for bad debt of $288,764 and $0, respectively	229,346	10,000
Accounts receivable from fines and penalties from merchants, net of allowance for bad debt of $6,665,031	2,789,231	2,789,230
Inventory	177,779	-
Cash due from gateways, net	19,418,353	7,303,949
Prepaid and other current assets	260,963	70,130
Total current assets	52,582,926	12,006,044

Non-current Assets:
Property and equipment, net	1,630,379	57,264
Other assets	197,954	81,636
Goodwill	6,049,487	-
Intangible Assets, net	7,992,432	-
Operating lease right-of-use assets, net	668,865	117,795
Total non-current assets	16,539,117	256,695

Total assets	$69,122,043	$12,262,739

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$801,598	$210,094
Other current liabilities	3,583,956	68,138
Payment processing liabilities, net	6,634,457	10,199,956
Note payable, payroll protection plan loan	272,713	272,713
Short-term notes payable, net of debt discount of…	3,448	-
Convertible debt, net of debt discount of $0 and $2,993,408, respectively	-	856,592
Current portion of operating lease liabilities	375,488	120,110

Total current liabilities	11,671,660	11,727,603
Long term liabilities	645,131	149,900
Operating lease liabilities, less current portion	294,490	-

Total liabilities	12,611,281	11,877,503

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001, 82,500,000 shares authorized, shares issued and outstanding of 42,865,022 and 30,275,023, respectively.	42,865	30,711
Additional paid-in capital	90,290,826	12,079,074
Accumulated deficit	(31,143,296)	(11,724,549)
Less: Treasury stock, at cost; 300,000 and 0 shares, respectively	(2,679,633)	-
Total stockholders' equity	56,510,762	385,236

Total liabilities and stockholder's equity	$69,122,043	$12,262,739

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$8,045,469	$3,056,271	$19,174,089	$5,536,335
Cost of revenue	2,420,748	1,845,295	5,337,999	3,504,283

Gross profit	5,624,721	1,210,976	13,836,090	2,032,052

Operating expenses:
Advertising and marketing	37,179	59,099	84,509	86,368
Research and development	1,043,385	243,923	2,504,976	798,157
General and administrative	784,158	366,734	1,648,383	613,156
Payroll and payroll taxes	1,250,451	436,216	2,871,581	1,279,174
Professional fees	789,772	344,641	2,114,996	852,234
Stock compensation for employees	3,777,572	-	5,867,072	-
Stock compensation for services	238,238	-	10,418,996	-
Depreciation and amortization	457,633	5,764	477,886	16,856
Total operating expenses	8,378,388	1,456,377	25,988,399	3,645,945

Income (Loss) from operations	(2,753,667)	(245,401)	(12,152,309)	(1,613,893)

Other income (expense):
Interest expense	(4,736)	(48,931)	(598,994)	(372,553)
Interest expense - debt discount	-	(83,500)	(2,993,408)	(121,918)
Derivative expense	-	(925,576)	-	(925,576)
Changes in fair value of derivative liability	-	819,366	-	(383,769)
Gain from extinguishment of convertible debt	-	-	-	2,630,795
Merchant liability settlement	-	-	(364,124)	-
Other income or expense	(37,497)	(5,768)	(56,057)	(2,434)
Total other expense, net	(42,233)	(244,409)	(4,012,583)	824,545

Income (Loss) before provision for income taxes	(2,795,900)	(489,810)	(16,164,892)	(789,348)

Income tax provision	3,253,855	-	3,253,855	-

Net income (loss)	$(6,049,755)	$(489,810)	$(19,418,747)	$(789,348)

Earnings (loss) per share:
Basic and diluted	$(0.14)	$(0.02)	$(0.49)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	42,065,842	29,488,393	39,949,732	29,488,393

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock				Treasury Stock	Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	at Cost	Capital	Deficit	(Deficit)

Balance at June 30, 2021	42,236,219	$42,327	-	$-	$(933,343)	$73,916,018	$(25,093,541)	$47,931,461

Exercise of warrants - common stocks issued from issuable	106,667	107	-	-	-	211,094	-	$211,201

Issuances of stock for services	251,998	252	-	-	-	164,660	-	$164,912

Issuances of stock for stock option exercises	13,217	13	-	-	-	(13)	-	$-

Issuances of stock to board members for services	8,935	9	-	-	-	82,495	-	$82,504

Issuances of common stock for acquisition of ChargeSavvy	1,000,000	1,000	-	-	-	12,139,000	-	$12,140,000

Stock option expense	-	-	-	-	-	3,777,572	-	$3,777,572

Correction of number of shares issued and outstanding due to incorrect common stock split	(542,014)	(843)	-	-	-	-	-	$(843)

Treasury Stock	(210,000)	-	-	-	(1,746,290)	-	-	$(1,746,290)

Net loss	-	-	-	-	-	-	(6,049,755)	$(6,049,755)

Balance at September 30, 2021	42,865,022	$42,865	-	$-	$(2,679,633)	$90,290,826	$(31,143,296)	$56,510,762

	Common Stock				Treasury Stock	Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	at Cost	Capital	Deficit	(Deficit)
Balance at June 30, 2020	30,191,690	$30,192	-	$-	$-	$1,547,318	$(7,016,707)	$(5,439,197)

Common stock issued for stock options exercised	83,333	83	-	-	-	32,417	-	32,500

Stock compensation expense	-	-	-	-	-	162,633	-	162,633

Common stock repurchased from common stock issued	(1,000,000)	(1,000)	-	-	-	(809,000)	-	(810,000)

Common stock issued upon conversion of note payable	1,000,000	1,000	-	-	-	809,000	-	810,000

Net loss	-	-	-	-	-	-	(489,810)	(489,810)

Balance at September 30, 2020	30,275,023	$30,275	-	$-	$-	$1,742,368	$(7,506,517)	$(5,733,874)

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock				Treasury Stock	Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	at cost	Capital	Deficit	(Deficit)

Balance at December 31, 2020	30,710,645	30,711	-	-	-	12,079,074	(11,724,549)	385,236

Common stock issued for exercise of warrant	1,884,445	1,884	-	-	-	3,729,316	-	3,731,200

Common stock issued for conversion of convertible debt	1,944,444	1,944	-	-	-	3,848,056	-	3,850,000

Common shares issued for restricted shares to executive	83,333	83	-	-	-	(83)	-	-

Common stock issued for services	709,037	709	-	-	-	10,427,127	-	10,427,836

Common stock issued for interest for convertible debt	96,664	97	-	-	-	594,258	-	594,355

Common stock issued for non-cash stock option exercise	70,112	70	-	-	-	(70)	-	-

Common stock issued for stock options exercised	18,717	19	-	-	-	2,231	-	2,250

Issuances of common stock, net of issuance costs of $4,305,758	4,772,500	4,773	-	-	-	45,800,718	-	45,805,491

Issuance of common stock	1,171,849	1,172	-	-	-	(1,172)	-	-

Issuances of common stock from previous unregistered shares	703,276	703	-	-	-	(703)	-	-

Stock compensation expense	-	-	-	-	-	5,867,073	-	5,867,073

Payment for previous common stock repurchased under treasury method	-	-	-	-	-	(4,194,000)	-	(4,194,000)

Purchases of treasury stock	(300,000)	(300)	-	-	(2,679,633)	-	-	(2,679,933)

Issuances of common stock for acquisition of ChargeSavvy	1,000,000	1,000	-	-		12,139,000	-	12,140,000

Net loss	-	-	-	-	-	-	(19,418,747)	(19,418,747)

Balance at September 30, 2021	42,865,022	42,865	-	-	(2,679,633)	90,290,826	(31,143,296)	56,510,762

	Common Stock				Treasury Stock	Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	at cost	Capital	Deficit	(Deficit)

Balance at December 31, 2019	28,310,489	$28,310	115,854	$116	$-	$1,321,404	$(6,717,169)	$(5,367,339)

Shares issuable adjustment	-	-	(115,854)	(116)	-	116	-	-

Common stocks issued from conversion of convertible debt	1,854,701	1,855	-	-	-	213,695	-	215,550

Common stocks issued for professional fees	9,833	10	-	-	-	4,120	-	4,130

Common stocks - issued donation	16,667	17	-	-	-	7,983	-	8,000

Common stock issued for stock options exercised	83,333	83	-	-	-	32,417	-	32,500

Stock compensation expense	-	-	-	-	-	162,633	-	162,633

Common stock repurchased from common stock issued	(1,000,000)	(1,000)	-	-	-	(809,000)	-	(810,000)

Common stock issued upon conversion of note payable	1,000,000	1,000	-	-	-	809,000	-	810,000

Net loss	-	-	-	-	-	-	(789,348)	(789,348)

Balance at September 30, 2020	30,275,023	$30,275	-	$-	$-	$1,742,368	$(7,506,517)	$(5,733,874)

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(19,418,747)	$(789,348)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	477,886	16,856
Noncash lease expense	(1,202)	(966)
Stock compensation expense	5,867,072	162,633
Common stocks issued for professional fees	10,418,996	4,130
Common stocks - issued donation	-	8,000
Proceeds from exercise of stock options	-	32,500
Stock compensation issued for interest	598,994	-
Interest expense - debt discount	2,993,408	121,918
Derivative expense	-	925,576
Gain (loss) on extinguishment of debt	-	(2,630,795)
Changes in fair value of derivative liability	-	383,769
Changes in assets and liabilities:
Other receivable, net	(154,556)	47,714
Inventory	(53,278)	-
Prepaid and other current assets	(184,172)	(34,878)
Cash due from gateways, net	(12,114,404)	3,124,085
Other assets	679,558	(70,000)
Accounts payable	370,487	220,465
Other current liabilities	3,384,258	32,107
Accrued interest	-	(286,461)
Payment processing liabilities, net	(6,898,339)	(1,397,810)
Net cash provided by (used in) operating activities	(14,034,039)	(130,505)

Cash flows from investing activities:
Purchases of property and equipment	(97,818)	(12,332)
Acquisition of Northeast	(2,500,000)	-
Net cash used in investing activities	(2,597,818)	(12,332)

Cash flows from financing activities:
Treasury stock repurchase	(2,679,633)	-
Proceeds from stock option exercises	2,250	-
Borrowings from convertible debt	-	178,000
Repayments on convertible debt	-	(670,000)
Borrowings from notes payable	350,000	1,954,480
Principal payments on notes payable	-	(1,147,919)
Proceeds from exercise of warrant	3,731,200	-
Repurchase of common stock from stockholder	(4,194,000)	(810,000)
Proceeds from issuance of common stock	45,805,491	-
Net cash provided by (used in) financing activities	43,015,308	(495,439)

Cash acquired from acquisition of Northeast and ChargeSavvy	1,491,068	-

Net increase in cash, cash equivalents, and restricted cash	27,874,519	(638,276)

Cash, cash equivalents, and restricted cash – beginning of period	1,832,735	763,110

Cash, cash equivalents, and restricted cash – end of period	$29,707,254	$124,834

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,639	$575,014
Income taxes	$800	$800

Non-cash financing and investing activities:
Convertible debt conversion to common stock	$3,850,000	$137,500
Common stock issued for acquisition of ChargeSavvy	$12,140,000	$-
Interest accrual from convertible debt converted to common stock	$594,355	$78,050
Short-term notes payable converted to common stock	$-	$810,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

On July 13, 2021 (the “Closing Date”), GreenBox POS (the “Company”) entered into and closed on a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Charge Savvy LLC, an Illinois limited liability company (“Charge Savvy”), and Charge Savvy’s three members (collectively, the “Sellers”). As a result of the Purchase Agreement, the Company purchased all of Charge Savvy’s issued and outstanding membership interests from the Sellers and Charge Savvy became a wholly owned subsidiary of the Company. Although the Purchase Agreement is dated July 9th, it was entered into and closed on July 13th.The purchase price under the Purchase Agreement for the all-stock transaction consisted of 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) being issued and delivered to Sellers in proportion to the Sellers’ share of their membership interests in Charge Savvy.  The share price at issuance was $12.14. Charge Savvy is a global Fintech company that specializes on developing software and providing payment processing and point of sale services to the merchant services industry. Charge Savvy also owns an approximately 61,000 square foot office building located in Chicago, Illinois where it is headquartered.

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

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

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

The following table describes the valuation techniques used to calculate the fair value for assets in Level 3. The significant unobservable input used in the fair value measurement of the Company’s identifiable intangible assets is discount rate. The change in this input could result in a change of fair value measurement:

	Fair Value at May 21, 2021	Valuation Technique	Unobservable Input	Range

Customer Relationship	$276,583	Multiple-period excess earnings method	Discount rate	15.90%

	Fair Value at July 13, 2021	Valuation Technique	Unobservable Input	Range

Customer Relationship	$5,543,612	Multiple-period excess earnings method	Discount rate	55.70%
Business Technology/IP	$2,611,088	Royalty relief method	Discount rate	53.70%

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net of operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As of September 30, 2021, we have no material unrecognized tax benefits, and we expect no material unrecognized tax benefits for the next 12 months.

Earnings Per Share

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings/loss per share is the same as the basic earnings/loss per share for the three and nine months ended September 30, 2021 and 2020, as there are no potential shares outstanding other than options that would have a dilutive effect.

Reverse Common Stock Split (1 for 6)

On February 17, 2021, the Company effected a reverse stock split of the Company’s shares of common stock outstanding and a proportional decrease of the Company’s authorized shares of common stock at a ratio of one-for-six (the “Stock Split”). Following the Stock Split, the Company has 82,500,000 shares of common stock authorized (the number of authorized shares of Preferred Stock remains 5,000,000). As a result, common shares information has been retrospectively restated accordingly in the financial statements as of and for the three and nine months ended September 30, 2020.

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

Other recently issued accounting updates are not expected to have a material impact on the Company’s Interim Financial Statements.

3.	ACQUISITIONS

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

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

3.	ACQUISITIONS (continued)

The following summarizes the estimated fair values of the net assets acquired:

Tangible assets (liabilities):
Net assets and liabilities	$(70,057)

Intangible assets:
Customer relationships	276,583
Goodwill	2,293,474
2,570,057

Total net assets acquired	$2,500,000

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

On July 13, 2021 (the “Closing Date”), GreenBox POS (the “Company”) entered into and closed on a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Charge Savvy LLC, an Illinois limited liability company (“Charge Savvy”), and Charge Savvy’s three members (collectively, the “Sellers”). As a result of the Purchase Agreement, the Company purchased all of Charge Savvy’s issued and outstanding membership interests from the Sellers and Charge Savvy became a wholly owned subsidiary of the Company. Although the Purchase Agreement is dated July 9th, it was entered into and closed on July 13th.The purchase price under the Purchase Agreement for the all-stock transaction consisted of 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) being issued and delivered to Sellers in proportion to the Sellers’ share of their membership interests in Charge Savvy.  The share price at issuance was $12.14. Charge Savvy is a global Fintech company that specializes on developing software and providing payment processing and point of sale services to the merchant services industry. Charge Savvy also owns an approximately 61,000 square foot office building located in Chicago, Illinois where it is headquartered.

Preliminary Purchase Price Allocation

The acquisition qualified as a business combination and was accounted for using the acquisition method. Accordingly, the total fair value of consideration transferred of $12,140,000 for the acquisition was allocated to the net tangible, intangible and liabilities acquired using fair value estimates at the date of acquisition. The excess of the purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill, which is taxable.

The following summarizes the estimated fair values of the net assets acquired:

Tangible assets (liabilities):
Net assets and liabilities	$(375,681)
Land/Building	604,968
229,287

Intangible assets:
Customer relationships	5,543,612
Business Technology/IP	2,611,088
Goodwill	3,756,013
11,910,713

Total net assets acquired	$12,140,000

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

4.	SETTLEMENT PROCESSING

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

5.	GOODWILL

As of September 30, 2021 goodwill and intangible assets consists of the following:

September 30, 2021
Acquisition of Northeast	$2,293,474
Acquisition of ChargeSavvy	$3,756, 013
Total	$6,049,487

6.	INTANGIBLE ASSETS

As of September 30, 2021 goodwill and intangible assets consists of the following:

	September 30, 2021
	Amortization Period	Cost	Accumulated Amortization	Net
Customer relationships	5 years	$5,820,195	$(308,297)	$5,511,898
Business Technology/IP	5 years	$2,611,088	$(130,554)	$2,480,534

Total goodwill and intangibles				$7,992,432

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

6.	INTANGIBLE ASSETS (continued)

Intangible assets with finite lives are amortized over the estimated periods benefitted on a straight- line basis. Amortization expense on intangible assets with finite lives for the period from May 21, 2021 (the acquisition date of Northeast) to September 30, 2021 was $846,586 and is included in depreciation and amortization expense in the unaudited condensed consolidated statement of operations and comprehensive loss. Amortization expense related to intangible assets for each of the next five fiscal years and thereafter is expected as follows:

Years Ending
December 31,
2021	$421,564
2022	1,686,257
2023	1,686,257
2024	1,686,257
2025	1,686,257
Thereafter	825,840
$7,992,432

7.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	September 30, 2021	December 31, 2020

October 27, 2020 ($3,850,000) – 10% one-time interest charge with outstanding principal and interest due July 27, 2021.	$-	$3,850,000

Total convertible notes payable	-	3,850,000
Debt discount	-	(2,993,408)

Total convertible notes payable, net of debt discount	$-	$856,592

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

8.	PAYROLL PROTECTION PROGRAM LOAN

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

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

9.	LONG-TERM DEBT

On June 9, 2020, the Company entered into a 30 year loan agreement with the SBA under the CARES Act in the amount of $149,900. The loan bears interest at 3.75% per annum and requires monthly principal and interest payments of $731 beginning June 9, 2021. Both the Chief Executive Officer and Chairman of the Company signed personal guarantees under this loan.

On May 8, 2020, Charge Savvy executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the TNB’s business. As of December 31, 2020, the loan payable, Emergency Injury Disaster Loan noted above is not in default.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), Charge Savvy borrowed an aggregate principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 8, 2021 (twelve months from the date of the SBA Loan) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan. In connection therewith, the Company also received a $10,000 grant, which does not have to be repaid. During the year ended December 31, 2020, $10,000 was recorded in Economy injury disaster loan (EIDL) grant income in the Statements of Operations. On Aug 24, 2021, Charge Savvy was granted an increase in loan principal in the amount of $350,000 on identical terms.

In connection therewith, Charge Savvy executed (i) loans for the benefit of the SBA (the “SBA Loan”), which contains customary events of default and (ii) Security Agreements, granting the SBA a security interest in all tangible and intangible personal property of Charge Savvy, which also contains customary events of default (the “SBA Security Agreement”).

10.	STOCK OPTION AWARDS

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

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	September 30, 2021	December 31, 2020
Risk-free interest rate	0.29%	0.29%
Expected term	5 years	5 years
Expected volatility	396.64%	289.33% to 279.18%
Expected dividend yield	-	-

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

The Company recorded stock compensation expense for employees of $5,867,072 and $0 for the nine months ended September 30, 2021 and 2020, respectively, and $3,777,572 and $0 for the three months ended September 30, 2021 and 2020, respectively.  The Company recorded stock compensation expense for services of $10,418,996 and $4,130 for the nine months ended September 30, 2021 and 2020, respectively, and $238,238 and $0 for the three months ended September 30, 2021 and 2020, respectively.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

10.	STOCK OPTION AWARDS (continued)

A summary of the status of our stock options is presented below as of September 30, 2021:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	514,607	$2.30	0.001	$3,365,527

Granted	232,286	10.59
Exercised	(146,278)	0.46
Forfeited or expired	-	2.50

Outstanding at September 30, 2021	600,615	6.72	0.014	6,146,166

Exercisable as of September 30, 2021	491,711	4.91	-	5,969,376
Vested and expected to Vest as of September 30, 2021	593,250	6.31	-	7,202,059

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $12.14 as of September 30, 2021, which would have been received by the option holders had all option holders exercised their options as of that date. As of September 30, 2021, there was unrecognized compensation cost related to non-vested stock options granted in the amount of $2,128,990.

11.	STOCK REPURCHASE PROGRAM

On May 13, 2021, GreenBox POS (the “Company”) announced that the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”), providing for the repurchase of a portion of the Company’s outstanding common stock. From May 13, 2021 to September 30, 2021, the Company has repurchased a total of 300,000 shares at an aggregate cost of $2,679,633.

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

■

Charge Savvy, LLC – Sky owns 68.4% of Charge Savvy, LLC (“Charge Savvy”), an Illinois limited liability company. Haller serves as one of three Managing Members of Charge Savvy, along with Higher Ground Capital, LLC (owns 14%), and Jeff Nickel (owns 17.4%). As a result of the Purchase Agreement, the Company purchased all of Charge Savvy’s issued and outstanding membership interests and Charge Savvy became a wholly owned subsidiary of the Company. The purchase price under the Purchase Agreement for the all-stock transaction consisted of 1,000,000 shares of Common Stock being issued and delivered to the Sellers in proportion to the Sellers’ share of their membership interests in Charge Savvy.  The share price at issuance was $12.14.

The Company did not pay any commissions to the related parties mentioned above for the three and nine months ended September 30, 2021 and 2020.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

13.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has the following legal proceedings:

●

Corporate Performance Consulting, LLC (CPC) v. GreenBox POS – On April 7, 2021 CPC filed a complaint against GreenBox in San Diego Superior Court. Plaintiff CPC alleges breach of contract, breach of implied covenant of good faith and fair dealing, goods and services rendered, negligent misrepresentation, violation of CA Business and Professions Code Section 17200, and unjust enrichment. The crux of CPC’s claim is that GreenBox failed to compensate for certain consulting and corporate advisory services. GreenBox believes the claims are without merit and intends to defend itself vigorously. On June 17, 2021 GreenBox filed a Cross-Complaint for breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, unjust enrichment, and rescission. The parties are now in the discovery phase. The Case Management Conference is scheduled for April 29, 2022.

●

GreenBox POS v. A.M.P of Florida, Inc. (AMP) – On March 9, 2021, GreenBox POS (mistakenly identified as “GreenBox POS, LLC”) filed suit against AMP in U.S.D.C for the middle district of Florida alleging breach of oral contract, conversion, and civil theft. GreenBox filed suit in order to recover processed funds unlawfully withheld by AMP. The parties are in the discovery phase and discussing settlement. Although it is premature to provide a predicted outcome at this time, GreenBox is confident that this matter will be resolved well in advance of the 2022 trial date.

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

●

The Good People Farms, LLC (TGPF) – TGPF initiated an arbitration in AAA on or about April 20, 2020 against Greenbox POS, Fredi Nisan, Ben Errez, MTrac Tech., Vanessa Luna, and Jason LeBlanc. The matter was placed in abeyance for some time. On January 15, 2021 GreenBox filed a counter-claim for fraud – intentional misrepresentation, breach of contract, breach of covenant of good faith and fair dealing, violation of California Business and Professions Code Section 17200, and accounting. An arbitrator has been selected and the parties are awaiting the scheduling of the preliminary conference. The arbitration is stayed pending further proceedings in the separate but related action filed by MTrac in San Diego Superior Court.  In that related action, Plaintiffs MTrac have objected to participating in the Arbitration as Plaintiffs have never consented to or executed any contracts with TGPF whereby Plaintiffs agreed to arbitration.

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

For operating leases, we calculated right of use assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the incremental borrowing rate. The Company has recorded operating lease right of use assets and operating lease liabilities of $668,865 and $669,978 respectively, as of September 30, 2021. The difference between the operating lease ROU asset and operating lease liabilities represents differences in the cash paid and straight-line lease expense recognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

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

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Accordingly, the Company did not have any subsequent events that require disclosure other than the following:

●

November 2, 2021 (Convertible Note Offering): On November 2, 2021, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), as the exclusive placement agent relating to the sale and issuance to selected institutional investors (the “Investors”) in a registered direct offering of 8% senior convertible notes due 2023 in the aggregate original principal amount of $100 million (the “Notes”). The Notes have an original issue discount of sixteen percent (16%) resulting in gross proceeds to the Company of $84 million.  The Notes and Shares are being offered pursuant to a prospectus supplement to the Company's effective shelf registration statement Form S-3 (Registration No. 333-257798). EF Hutton served as the sole placement agent for the transaction pursuant to the terms of the Placement Agency Agreement. Under the terms of the Placement Agency Agreement, the Company will pay our placement agent a fee of $6,720,000 in connection with the Offering.  The Convertible Note Offering closed and was funded on November 9, 2021.

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

Management Discussion and Analysis

Q4/2020 signified the return of operations in full scale for the Company, with processing volumes in December of 2020 increasing to $84M. The trend continues into Q3/2021, with monthly average processing volumes increasing to over $100M. During Q4/2020 the Company completed two capital raises – in October and in December of 2020, primarily directed towards the acceleration of the development and deployment of the Company’s newest technology, code name Gen3 (Generation 3, following its initial technology release in January 2019 – Gen1, and in April 2020 - Gen2). Two of the Company’s top executives, Chairman Mr. Errez and CEO Mr. Nisan, personally participated in the December 2020 raise. Gen3 technology is material to the Company plans and business performance and is projected to impact the industry as a whole, in particular with the launch of the GreenBox Smart Contract Token technology, which was initially released in end of Q2/2021. Throughout 2020 the Company continued to increase its investment in research and development, improving its acquiring platform and enabling safer, faster and significantly more scalable services. These technology improvements allow for major new capabilities, including Real Time Payments (RTP), a very sought-after payment feature. This change also reduces the Company COGS, trend that continues to be observed in Gen3 increased business efficiencies. Gen3 is an improved platform is performing better than its predecessor platform and increase total volumes while increasing profit margins and operating sustainability is observed and expected to persist through 2021. The Company returned to ramping up commercial large-scale operations, on-boarding large number of clients, and increasing the Company operational bandwidth to accommodate the needs of its clients. Q3/2021 continued to execute on these management directives. Covid-19 pandemic appears to have little impact on the Company’s business, and the rate of increase in operational figures observed is expected to remain unimpacted for rest of 2021.

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

Annual Gross Profit Margin (AGPM)	This index matches the Company goals and remains at levels supporting the Company’s financial projections.
Annual Gross Profit (AGP)	At the targeted Annual Transactional Processing Volume goal and targeted Annual Gross Profit Margin, projected Annual Gross Profit is $16-20M for FY2021.

In order to process the targeted ATPV goal, $1.85B, the Company must be able to process over $100M/month in a consistent fashion, as business performance in Q2 and Q3 2021 demonstrated. The Company estimates the deployment for its Smart Contract Token technology in Q4/2021 will further improving on volumes and efficiencies.

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

Based on the above and the current traction in Q2 and Q3/21, the Company is comfortable with its volume and gross revenues projections. The Company owns all the IP rights for operations in its space: tokenizer, gateway, ledger manager and blockchain substrate. Other, supporting patents, such as fraud proofing, on-boarding accelerators, and an all new blockchain implementation, are pending.

With the visibility that management has into the Company’s operations in Q3/2021 and the Company’s uplisting to NASDAQ in Feb/2021, the current plan is to grow the Company organically to the size and value afforded by the senior exchange.

The ATPV, Profitability and other major KPIs remain sensitive to regulatory changes and global and national economic trends. These will impact and influence the Company’s product line, its potential mergers and acquisitions targets, its joint ventures and the Company’s technology emphasis.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 (Unaudited) Compared to Three Months September 30, 2020 (Unaudited):

	Three Months Ended September 30,
	2021		2020		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue	$8,045,469	100.0%	$3,056,271	100.0%	$4,989,198	163.2%
Cost of revenue	2,420,748	30.1%	1,845,295	60.4%	575,453	31.2%
Gross profit	5,624,721	69.9%	1,210,976	39.6%	4,413,745	364.5%

Operating expenses:
Advertising and marketing	37,179	0.5%	59,099	1.9%	(21,920)	-37.1%
Research and development	1,043,385	13.0%	243,923	8.0%	799,462	327.8%
General and administrative	784,158	9.7%	366,734	12.0%	417,424	113.8%
Payroll and payroll taxes	1,250,451	15.5%	436,216	14.3%	814,235	186.7%
Professional fees	789,772	9.8%	344,641	11.3%	445,131	129.2%
Stock compensation for employees	3,777,572	47.0%	-	0.0%	3,777,572	n/a
Stock compensation for services	238,238	3.0%	-	0.0%	238,238	n/a
Depreciation and amortization	457,633	5.7%	5,764	0.2%	451,869	7839.5%
Total operating expenses	8,378,388	104.1%	1,456,377	47.7%	6,922,011	475.3%

Income (Loss) from operations	(2,753,667)	-34.2%	(245,401)	-8.0%	(2,508,266)	1022.1%

Other Income (Expense):
Interest expense	(4,736)	-0.1%	(48,931)	-1.6%	44,195	-90.3%
Interest expense - debt discount	-	0.0%	(83,500)	-2.7%	83,500	-100.0%
Derivative expense	-	0.0%	(925,576)	-30.3%	925,576	-100.0%
Changes in fair value of derivative liability	-	0.0%	819,366	26.8%	(819,366)	-100.0%
Gain from extinguishment of convertible debt	-	0.0%	-	0.0%	-	n/a
Merchant liability settlement	-	0.0%	-	0.0%	-	n/a
Other income or expense	(37,497)	-0.5%	(5,768)	-0.2%	(31,729)	550.1%
Total other income (expense)	(42,233)	-0.5%	(244,409)	-8.0%	202,176	-82.7%

Income (Loss) before provision for income taxes	(2,795,900)	-34.8%	(489,810)	-16.0%	(2,306,090)	470.8%

Provision for income taxes	3,253,855	40.4%	-	0.0%	3,253,855	0.0%

Net income (loss)	$(6,049,755)	-75.2%	$(489,810)	-16.0%	$(5,559,945)	1135.1%

Gross Revenue

Gross revenue increased by $4,989,198 or 163.2%, to $8,045,469 for the three months ended September 30, 2021, from $3,056,271 for the three months ended September 30, 2020. The change in net revenue reflected the following:

●	Continued work on technology launch of new platforms in late 2020 which was fully effective in the three months ended September 30, 2021.

●	Increase in processing volume in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Cost of Revenue

Cost of revenue increased by $575,453 or 31.2%, to $2,420,748 for the three months ended September 30, 2021, from $1,845,295 for the three months ended September 30, 2020.  Payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. Cost of revenues increased due to the following:

●	Increased volume, resulting in higher processing fees paid to Gateways and commission payments to ISOs

Operating Expenses

Operating expenses increased by $6,922,011, or 475.3%, to $8,378,388 for the three months ended September 30, 2021, from $1,456,377 for the three months ended September 30, 2020. The increase was due primarily to stock comp expense in Q3 2021 as well as higher general administrative expenses and the following:

●	Increased R&D investment towards the completion and launch of the new technologies (Crypto and FOREX platforms, and advanced transactional routing technology).

●	Stock compensation expense for employees and services
●	Increased payroll expense from workforce expansion and hiring

●	Professional fees related to legal and audits.

Non-Operating Income, net

Non-operating income increased by $202,176, or -82.7%, to ($42,233) for the three months ended September 30, 2021, from ($244,409) for the three months ended September 30, 2020. We incurred a gain from changes in fair value of derivative liability of $819,366 and incurred derivative expense of $925,576 for the three months ended September 30, 2020.

Provision for Income Taxes

We estimate our annual effective income tax rate to be -27.47% for calendar 2021, which is different from the U.S. federal statutory rate, primarily due to a significant amount of non-deductible stock compensation. The effective tax rate of -20.25% for the third quarter of calendar 2021 was different from the estimate annual effective tax rate of -24.47% primarily due to change in valuation allowance.

Nine Months Ended September 30, 2021 (Unaudited) Compared to Nine Months September 30, 2020 (Unaudited):

	Nine Months Ended September 30,
	2021		2020		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue	$19,174,089	100.0%	$5,536,335	100.0%	$13,637,754	246.3%
Cost of revenue	5,337,999	27.8%	3,504,283	63.3%	1,833,716	52.3%
Gross profit	13,836,090	72.2%	2,032,052	36.7%	11,804,038	580.9%

Operating expenses:
Advertising and marketing	84,509	0.4%	86,368	1.6%	(1,859)	-2.2%
Research and development	2,504,976	13.1%	798,157	14.4%	1,706,819	213.8%
Payroll and payroll taxes	2,871,581	15.0%	1,279,174	23.1%	1,592,407	124.5%
Professional fees	2,114,996	11.0%	852,234	15.4%	1,262,762	148.2%
General and administrative	1,648,383	8.6%	613,156	11.1%	1,035,227	168.8%
Stock compensation for employees	5,867,072	30.6%	-	0.0%	5,867,072	n/a
Stock compensation for services	10,418,996	54.3%	-	0.0%	10,418,996	n/a
Depreciation and amortization	477,886	2.5%	16,856	0.3%	461,030	2735.1%
Total operating expenses	25,988,399	135.5%	3,645,945	65.9%	22,342,454	612.8%

Loss from operations	(12,152,309)	-63.4%	(1,613,893)	-29.2%	(10,538,416)	653.0%

Other Income (Expense):
Interest expense	(598,994)	-3.1%	(372,553)	-6.7%	(226,441)	60.8%
Interest expense - debt discount	(2,993,408)	-15.6%	(121,918)	-2.2%	(2,871,490)	2355.3%
Derivative expense	-	0.0%	(925,576)	-16.7%	925,576	-100.0%
Changes in fair value of derivative liability	-	0.0%	(383,769)	-6.9%	383,769	-100.0%
Gain from extinguishment of convertible debt	-	0.0%	2,630,795	47.5%	(2,630,795)	-100.0%
Merchant liability settlement	(364,124)	-1.9%	-	0.0%	(364,124)	n/a
Other income or expense	(56,057)	-0.3%	(2,434)	0.0%	(53,623)	2203.1%
Total other income (expense)	(4,012,583)	-20.9%	824,545	14.9%	(4,837,128)	-586.6%

Loss before provision for income taxes	(16,164,892)	-84.3%	(789,348)	-14.3%	(15,375,544)	1947.9%

Provision for income taxes	3,253,855	17.0%	-	0.0%	3,253,855	0.0%

Net loss	$(19,418,747)	-101.3%	$(789,348)	-14.3%	$(18,629,399)	2360.1%

Gross Revenue

Gross revenue increased by $13,637,754, or 246.3%, to $19,174,089 for the nine months ended September 30, 2021, from $5,536,335 for the nine months ended September 30, 2020. The change in net sales reflected the following:

●

Continued work on technology launch of new platforms, including Crypto, FOREX and transactional routing. Onboarding of existing merchants and new clients resumed in March 2020, with volume of revenues in April 2020 exceeding the first three months combined.

●	Increase in processing volume.

Cost of Revenue

Cost of revenue increased by $1,833,716, or 52.3%, to $5,337,999 for the nine months ended September 30, 2021, from $3,504,283 for the nine months ended September 30, 2020.  Payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. Cost of revenues increased due to the following:

●	Increased volume, resulting in higher processing fees paid to Gateways and commission payments to ISOs

Operating Expenses

Operating expenses increased by $22,342,454, or 612.8%, to $25,988,399 for the nine months ended September 30, 2021, from $3,645,945 for the nine months ended September 30, 2020. The increase was due primarily to stock comp expense in 2021 as well as higher general administrative expenses and the following:

●	Increased R&D investment towards the completion and launch of the new technologies (Crypto and FOREX platforms, and advanced transactional routing technology).

●	Settlement of legal disputes and associated payments.

●	Stock compensation expense for employees and services
●	Increased payroll expense from workforce expansion and hiring

●	Professional fees related to legal and audits.

Non-Operating Expenses

We incurred interest expense related to various debt in the amount of $598,994 and debt discount of $2,993,408 for the nine months ended September 30, 2021. We incurred a loss from changes in fair value of derivative liability of $383,769, a loss from derivative expense of $925,576, and gain from extinguishment of convertible debt of $2,630,795 for the nine months ended September 30, 2020.

Provision for Income Taxes

We estimate our annual effective income tax rate to be -27.47% for calendar 2021, which is different from the U.S. federal statutory rate, primarily due to a significant amount of non-deductible stock compensation. The effective tax rate of -20.25% for the third quarter of calendar 2021 was different from the estimate annual effective tax rate of -24.47% primarily due to change in valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand and cash flows from operations. We ended September 30, 2021 with $29,707,254 of cash, cash equivalents, and restricted cash compared with $1,832,735 as of December 31, 2020.

The following table summarizes our cash flows from operating, investing and financing activities (unaudited):

	Nine Months Ended September 30,
	2021	2020

Net cash provided by (used in) operating activities	$(14,034,039)	$(130,505)
Net cash provided by (used in) investing activities	(2,597,818)	(12,332)
Net cash provided by (used in) financing activities	43,015,308	(495,439)

Cash acquired from acquisition of Northeast & ChargeSavvy	1,491,068	-
Net increase (decrease) in cash, cash equivalents, and restricted cash	$27,874,519	$(638,276)

Operating Activities – For the nine months ended September 30, 2021 and 2020, net cash provided by (used in) operating activities was ($14,034,039) and ($130,505) respectively. The cash used in operating activities was primarily due to net loss and timing of settlement of assets and liabilities including stock compensation expenses.

Investing Activities – Cash used in investing activities primarily consisted of the acquisition purchase of Northeast for the nine months ended September 30, 2021.

Financing Activities – Net cash provided by financing activities primarily consisted of proceeds from the Offering of $45,805,491 for the nine months ended September 30, 2021.

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

Based on management's evaluation, our Chief Executive Officer and Executive Vice President concluded that, as a result of the material weaknesses described below, as of September 30, 2021, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to Note 13 Commitments and Contingencies under the heading “Legal Proceedings” included in Part I, Item 1, Financial Statements (unaudited) — Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances

During the nine-month period ended September 30, 2021, the Company issued the following unregistered shares not previously reported in a Current Report on Form 8-K or a quarterly report on Form 10-Q. The shares were issued in reliance on the exemptions from registration under the Securities Act in Section 4(a)(2) of the Securities Act and/or Regulation D thereunder.

The Company issued 2,125,665 shares in total. Of this amount, 999,996 shares were issued for a total investment of approximately $135,000, 932,732 were issued for services, 136,688 shares were issued as part of an asset purchase where the counterparty was a family member of an employee of the Company, and 56,429 shares were issued as payment of interest.

Share Repurchases

On May 13, 2021, GreenBox POS (the “Company”) announced that the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”), providing for the repurchase of a portion of the Company’s outstanding common stock. From May 13, 2021 to September 30, 2021, the Company has repurchased a total of 300,000 shares at an aggregate cost of $2,679,633.

Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using the Company’s cash resources.

The Company made the following purchases of its equity securities during May 2021 through September 2021, inclusive.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
May 13, 2021 to May 31, 2021	70,000	$9.89	70,000
June 1, 2021 to June 30, 2021	20,000	$11.62	20,000
July 1, 2021 to July 31, 2021	2,500	$10.55	2,500
August 1, 2021 to August 31, 2021	167,500	$8.06	167,500
September 1, 2021 to September 30, 2021	40,000	$9.50	40,000
Total	300,000		300,000	$

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Membership Interest Purchase Agreement by and between GreenBox POS, Sky Financial and Intelligence LLC, HigherGround Capital LLC, Jeff Nickel and Charge Savvy LLC, dated July 9, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 19, 2021)

10.2

Share Purchase Agreement by and between GreenBox POS, and certain individuals named therein, dated September 3, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 20, 2021)

10.3	April 2021 Sublease Agreement with regard to 3131 Camino del Rio North, Suite 1400, San Diego, CA 92108
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENBOX POS (Registrant)

Date: November 15, 2021	By:	/s/ Fredi Nisan
Fredi Nisan Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Benjamin Chung
Benjamin Chung Chief Financial Officer (Principal Financial Officer)