Form 10-K
period 2021-12-31
GreenBox POS
filed 2022-03-31
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the 21.2 million shares of voting common stock held by non-affiliates of the registrant as of June 30, 2021 was $226 million based on the closing price of $11.93 per share of the registrant’s common stock as quoted on the Nasdaq Capital Market on that date.

As of March 25, 2022, there were  43,289,572 shares of registrant's common stock outstanding.

Documents Incorporated by Reference: Portions of registrant’s proxy statement for its 2022 annual meeting of shareholders filed within 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”), are incorporated by reference to this report on Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Annual Report on Form 10-K identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plan;

●	Our ability to manage our expansion, growth and operating expenses;

●	Our ability to comply with new regulations that affect our business;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete and succeed in a evolving industry;

●	Our ability to respond and adapt to changes in technology;

●	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;

●	Risks related to shareholders experiencing significant dilution if the 8% senior convertible note due 2023 in the principal amount of $94 million should the note be repaid in stock;

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

PART I

Item 1 – Business

Organization

GreenBox POS is a financial technology company that develops, markets, and sells innovative blockchain-based payment solutions, which we believe offer significant improvements for the payment solutions marketplace. The Company’s core focus is to develop and monetize disruptive blockchain-based applications, integrated within an end-to-end suite of financial products, capable of supporting a multitude of industries. The Company’s proprietary, blockchain-based systems are designed to facilitate, record and store a virtually limitless volume of tokenized assets, representing cash or data, on a secured, immutable blockchain-based ledger.

The Company was formerly known as ASAP Expo, Inc (“ASAP”), and was incorporated in the state of Nevada on April 10, 2007. On January 4, 2020, PubCo and GreenBox POS LLC, a Washington limited liability company ("PrivCo”), entered into an Asset Purchase Agreement (the "Agreement”), to memorialize a verbal agreement (the “Verbal Agreement”) entered into on April 12, 2018, by and among PubCo (the Buyer) and PrivCo (the Seller). On April 12, 2018, pursuant to the Verbal Agreement, PubCo acquired PrivCo’s blockchain gateway and payment system business, point of sale system business, delivery business and kiosk business, bank and merchant accounts, as well as all intellectual property related thereto (the "GreenBox Business”). As consideration for the GreenBox Business, on April 12, 2018, PubCo assumed PrivCo’s liabilities that had been incurred in the normal course of the GreenBox Business.

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

On July 13, 2021 (the “Closing Date”), GreenBox POS entered into and closed on a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Charge Savvy LLC, an Illinois limited liability company (“Charge Savvy”), and Charge Savvy’s three members (collectively, the “Sellers”). One of the Sellers, Ken Haller, was an employee of the Company on the Closing Date.  As a result of the Purchase Agreement, the Company purchased all of Charge Savvy’s issued and outstanding membership interests from the Sellers and Charge Savvy became a wholly owned subsidiary of the Company. Although the Purchase Agreement is dated July 9th, it was entered into and closed on July 13th.The purchase price under the Purchase Agreement for the all- stock transaction consisted of 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) being issued and delivered to Sellers in proportion to the Sellers’ share of their membership interests in Charge Savvy. The share price at issuance was $12.14. Charge Savvy is a global Fintech company that specializes on developing software and providing payment processing and point of sale services to the merchant services industry. Charge Savvy also owns an approximately 64,000 square foot office building located in Chicago, Illinois where it is headquartered.

Our Business

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

he issuance of tokens is accomplished when we load a virtual wallet with a token, which then transfers credits to the merchant’s wallet on a dollar for dollar basis, after which the merchant releases its goods or services to the consumer. These transfers take place instantaneously and seamlessly, allowing the transaction experience to seem like any other ordinary credit/debit card transaction to the consumer and merchant.

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

Our primary revenue driver in fiscal year 2021 was the release and utilization of our Gen3 platform. We believe Gen3 is the most advanced technology released in the space to date. The latest installment of our technology, Gen3 features the following new properties: 1. Banking white label platform; 2. Payment Facilitation management platform; 3. Stablecoin platform support; 4. Payment platform; and 5. Ledger Secure Token Technology. We believe Gen3’s holistic end to end capabilities minimize user pain points in onboarding, transactions and offboarding.

In addition, Gen3 is the transactional foundation for the new Secure Token Technology described below.

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

We have introduced a new kind of media to the mix: Secure Token Technology, called Coyni, which has been available on a private basis since the end of 2021 and we expect will be fully available to the public before the end of 2022. This token is not minted nor mined, but rather it is the equivalent of a contract (an asset class called Smart Contract). As such, Secure Token Technology has many advantages over all other coins and token, and deliver on the features most sought after in the crypto and legacy payment space.

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

The Company has a Payment Facilitator License. The license is necessary for us to facilitate card payments for our clients to process Visa , MasterCard, AmEx, and Discover Card purchases.

Competition

Although we believe there is currently no other company in the payment facilitator industry using, as we are, blockchain infrastructure, notable companies in the payment facilitator industry include PayPal, Stripe, and Square.

Customers

We currently process transactions for approximately 4,000 customers in over twenty-five (25) industries, including, but not limited to, foreign exchange (FX), retail, and e-commerce sectors. We do not rely on any one customer for more than 5% of our processing volume or revenue.

Employees and Human Capital

We currently have approximately 50 full-time employees. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good.

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

Recent Developments

Issuance of Note and Entry into Waiver

As previously disclosed, we sold and issued, in a registered direct offering, an 8% senior convertible note due November 3, 2023 in the aggregate original principal amount of $100 million (the "Note”). The Note had an original issue discount of sixteen percent (16%) resulting in gross proceeds to us of $84 million. The Note was sold pursuant to the terms of a Securities Purchase Agreement, dated November 2, 2021 (the “SPA”), between us and the investor in the Note (the "Investor”).

The Note was issued on November 8, 2021, pursuant to an indenture dated November 2, 2021 between us and Wilmington Savings Fund Society, FSB, as trustee (the “Base Indenture”), as supplemented by a first supplemental indenture thereto, dated November 2, 2021, relating to the Notes (the "First Supplemental Indenture” and, the Base Indenture as supplemented by the First Supplemental Indenture, the “First Indenture”). The terms of the Note include those provided in the First Indenture and those made part of the First Indenture by reference to the Trust Indenture Act.

Ranking

The Note is the senior unsecured obligations of the Company and not the financial obligations of our subsidiaries. Until such date as the principal amount of the Note is $5 million or less, all payments due under the Note will be senior to all other indebtedness of the Company and/or any of our subsidiaries.

Maturity Date

Unless earlier converted, or redeemed, the Note will mature on November 5, 2023, the second anniversary of their issuance date, which we refer to herein as the “Maturity Date”, subject to the right of the investors to extend the date:

(i) if an event of default under the Note has occurred and is continuing (or any event shall have occurred and be continuing that with the passage of time and the failure to cure would result in an event of default under the Note) and

(ii) for a period of 20 business days after the consummation of a fundamental transaction if certain events occur.

We are required to pay, on the Maturity Date, all outstanding principal, accrued and unpaid interest and accrued and unpaid late charges on such principal and interest, if any.

Interest

The Note bears interest at the rate of 8% per annum (a) shall commence accruing on the date of issuance, (b) shall be computed on the basis of a 360-day year and twelve 30-day months and (c) shall be payable in cash quarterly in arrears on the first trading day of each calendar quarter or otherwise in accordance with the terms of the Note. If a holder elects to convert or redeem all or any portion of a Note prior to the Maturity Date, all accrued and unpaid interest on the amount being converted or redeemed will also be payable. If we elect to redeem all or any portion of a Note prior to the Maturity Date, all accrued and unpaid interest on the amount being redeemed will also be payable. The interest rate of the Note will automatically increase to 15% per annum upon the occurrence and continuance of an event of default (See “-- Events of Default” below).

Late Charges

We are required to pay a late charge of 15% on any amount of principal or other amounts that are not paid when due.

Conversion

Fixed Conversions at Option of Holder

The holder of the Note may convert all, or any part, of the outstanding principal and interest of the Note, at any time at such holder’s option, into shares of our common stock at an initial fixed conversion price, which is subject to:

●	proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions; and
●	full-ratchet adjustment in connection a subsequent offering at a per share price less than the fixed conversion price then in effect.

On January 28, 2022, we and the Investor, entered into an Agreement and Waiver (the “Waiver”) with regard to the Note that has the following major provisions:

(a) the Investor agreed to extend the “90 Day Eligibility Date” from February 3, 2022 to May 2, 2022 such that the Investor can no longer, if the closing price of the stock is less than $5.50, convert up to $30 million of the Note into shares of the Company’s common stock (with the conversion price being the lower of (i) the then in effect conversion price and (ii) the greater of (x) the Note’s $1.67 floor price or (y) 98% of the market price on the conversion date) (the “Alternate Optional Conversion Price”) prior to May 2, 2022;

(b) allows us to acquire, for cancellation, $6 million in in aggregate principal amount of the Note for a purchase price of $6.9 million such that the new principal amount of the Note is $94 million;

(c) lowers the initial fixed conversion price of the Note from $15 to $12; and

(d) if the trading volume of our common stock on any individual trading day is over $5 million (the “Alternate Conversion Company Waiver Measuring Date”), allows the Investor an opportunity to convert up to $5 million of the Note into shares of our common stock from the Alternate Conversion Company Waiver Measuring Date through and including 7:00 PM ET on the immediately following trading day. The conversion price would be the lower of (i) the then in effect conversion price and (ii) the greater of (x) the Note’s $1.67 floor price or (y) 98% of the market price on the conversion date.

The Company paid the investor $6.9 million on January 31, 2022.

1-Year Alternate Optional Conversion

At any time following the first anniversary of the issuance date of the Note, but only if the closing bid price of our common stock on the immediately prior trading day is less than $6.50, each holder of the Note shall have the option to convert, at such holder’s option, pro rata, up to $30 million of the principal amount of the Note (in $250,000 increments) at the Alternate Optional Conversion Price.

Alternate Event of Default Optional Conversion

If an event of default has occurred under the Note, each holder may alternatively elect to convert the Note (subject to an additional 15% redemption premium) at the “Alternate Event of Default Conversion Price” equal to the lesser of:

●	the fixed conversion price then in effect; and

the greater of:

●	the floor price; and
●	80% of the lowest volume weighted average price of our common stock during the five trading days immediately prior to such conversion.

Beneficial Ownership Limitation

The Note may not be converted and shares of common stock may not be issued under the Note if, after giving effect to the conversion or issuance, the applicable holder of the Note (together with its affiliates, if any) would beneficially own in excess of 4.99% of our outstanding shares of common stock, which we refer to herein as the “Note Blocker”. The Note Blocker may be raised or lowered to any other percentage not in excess of 9.99% at the option of the applicable holder of Notes, except that any raise will only be effective upon 61-days’ prior notice to us.

Clarification to First Quarter Adjustment to Fixed Conversion Price

The Company wishes to clarify the possible first quarter adjustment to the Note’s initial fixed conversion price (which was originally $15 and is now, pursuant to the Waiver, $12).

If, during the fiscal quarter ending March 31, 2022, we (i) fail to process at least $750 million in transaction volume or (ii) have revenue that is less than $12 million, and, if the Note’s fixed conversion price then in effect is greater than the greater of (x) the Note’s $1.67 floor price floor and (y) 140% of the market price as of April 1, 2022 (the “Adjustment Measuring Price”) then, on April 1, 2022, the fixed conversion price will automatically adjust to the Adjustment Measuring Price.

Change of Control Redemption Right

In connection with a change of control of the Company, each holder may require us to redeem in cash all, or any portion, of the Notes at a 15% redemption premium to the greater of the face value, the equity value of our common stock underlying the Notes and the equity value of the change of control consideration payable to the holder of our common stock underlying the Notes.

The equity value of our common stock underlying the Notes is calculated using the greatest closing sale price of our common stock during the period immediately preceding the consummation or the public announcement of the change of control and ending the date the holder gives notice of such redemption.

The equity value of the change of control consideration payable to the holder of our common stock underlying the Notes is calculated using the aggregate cash consideration per share of our common stock to be paid to the holders of our common stock upon the change of control.

Events of Default

Under the terms of the first supplemental indenture, the events of default contained in the base indenture shall not apply to the Notes. Rather, the Notes contain standard and customary events of default including but not limited: (i) the suspension from trading or the failure to list our common stock within certain time periods; (ii) failure to make payments when due under the Notes; and (iii) bankruptcy or insolvency of the Company.

If an event of default occurs, each holder may require us to redeem all or any portion of the Notes (including all accrued and unpaid interest and late charges thereon), in cash, at a 15% redemption premium to the greater of the face value and the equity value of our common stock underlying the Notes

The equity value of our common stock underlying the Notes is calculated using the greatest closing sale price of our common stock on any trading day immediately preceding such event of default and the date we make the entire payment required.

Company Optional Redemption Rights

At any time no event of default exits, we may redeem all, but not less than all, the Notes outstanding in cash all, or any portion, of the Notes at a 5% redemption premium to the greater of the face value and the equity value of our common stock underlying the Notes

The equity value of our common stock underlying the Notes is calculated using the greatest closing sale price of our common stock on any trading day during the period commencing on the date immediately preceding such date we notify the applicable holder of such redemption election and the date we make the entire payment required.

Corporate Information

Our principal executive offices are located at 3131 Camino Del Rio North, Suite 1400, San Diego, CA 92108. Our telephone number is (619) 631-8261. The address of our website www.greenboxpos.com. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on our website into this Annual Report.

Item 1A – Risk Factors

An investment in our Common Stock involves a high degree of risk. Investing in shares of our Common Stock involves risks. Before making a decision to invest in shares of our Common Stock, you should carefully consider the risks that are described in this section and in the other information that we file from time to time with the SEC. You should also read the sections entitled “Cautionary Note Regarding Forward-Looking Statements”. Additional risks not presently known or that we currently deem immaterial could also materially and adversely affect us. You should consult your own financial and legal advisors as to the risks entailed by an investment in shares of our Common Stock and the suitability of investing in our shares in light of your particular circumstances. If any of the risks contained in this Annual Report on Form 10-K develop into actual events, our assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, long-term performance goals, prospects, and/or results of operations could be materially and adversely affected, the trading price of our Common Stock could decline and you may lose all or part of your investment.

Risks Related to Our Company

The loss of key personnel or the inability of replacements to quickly and successfully perform in their new roles could adversely affect our business.

We depend on the leadership and experience of our relatively small number of key executive management personnel, particularly our Chairman of the Board of Directors (the “Board”), Executive Vice President, Ben Errez, our Director and Chief Executive Officer, Fredi Nisan and our Chief Financial Officer, Ben Chung. The loss of the services of any of these key executives or any of our executive management members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. Furthermore, if we lose or terminate the services of one or more of our key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could impair our business and our ability to successfully implement our business plan. Additionally, if we are unable to hire qualified replacements for our executive and other key positions in a timely fashion, our ability to execute our business plan would be harmed. Even if we can quickly hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.

Our executive officers, directors, and principal shareholders maintain the ability to control substantially all matters submitted to shareholders for approval.

As of March 24, 2022, our executive officers, directors, and shareholders who owned more than 5% of our outstanding Common Stock, in the aggregate, beneficially owned 23,841,816 shares of Common Stock representing approximately 60% of our outstanding capital stock. As a result, if these shareholders were to choose to act together, they would be able to control substantially all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other shareholders may desire.

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

Item 1B – Unresolved Staff Comments

Not applicable.

Item 2 – Properties

We primarily operate from leased space. Our executive offices are located at 3131 Camino del Rio North, Suite 1400, San Diego, CA. We also lease office space in various locations for our subsidiaries.

In July 2021 we acquired a multi-tenant industrial building as part of the ChargeSavvy LLC transaction. This building consists of approximately 64,000 square feet and was assigned a value of $1,360,000.

Item 3 – Legal Proceedings

We are from time to time subject to claims and litigation arising in the ordinary course of business. We intend to defend vigorously against any future claims and litigation.

This is a summary of our current outstanding litigation:

●

Corporate Performance Consulting, LLC (CPC) v. GreenBox POS – On April 7, 2021, CPC filed a complaint against GreenBox in San Diego Superior Court. Plaintiff CPC alleges breach of contract, breach of implied covenant of good faith and fair dealing, goods and services rendered, negligent misrepresentation, violation of CA Business and Professions Code Section 17200, and unjust enrichment. The crux of CPC’s claim is that GreenBox failed to compensate for certain consulting and corporate advisory services. GreenBox believes the claims are without merit and intends to defend itself vigorously. On June 17, 2021 GreenBox filed a Cross-Complaint for breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, unjust enrichment, and rescission. The parties are now in the discovery phase.

●

GreenBox POS v. A.M.P of Florida, Inc. (AMP) – On March 9, 2021, GreenBox POS (mistakenly identified as “GreenBox POS, LLC”) filed suit against AMP in U.S.D.C for the middle district of Florida alleging breach of oral contract, conversion, and civil theft. GreenBox filed suit in order to recover processed funds unlawfully withheld by AMP. The parties amicably resolved all differences and filed a Joint Stipulation of Voluntary Dismissal with Prejudice on January 31, 2022.

●

America 2030 Capital Limited and Bentley Rothschild Capital Limited – On or about October 31, 2018, Nisan and Errez received constitutive notice, regarding arbitration against Nisan, Errez, PrivCo and possibly PubCo, from Bentley Rothschild Capital Limited (“Bentley”) and America 2030 Capital Limited (“America 2030”), both located in Nevis, West Indies, and both claiming breach of contract by Nisan and Errez of Nisan and Errez’s respective individual Master Loan Agreements and seeking forfeiture of 266,667 PubCo shares that PrivCo had transferred, on or about August 1, 2018, from PrivCo’s Control Shares under the terms of the MLAs. As of June 30, 2020, both parties have abandoned the matter and no further action was required by either party.

●

The Good People Farms, LLC (TGPF) - TGPF initiated an arbitration in AAA on or about April 20, 2020 against Greenbox POS, Fredi Nisan, Ben Errez, MTrac Tech., Vanessa Luna, and Jason LeBlanc, seeking more than $500,000. The matter was placed in abeyance for some time. On January 15, 2021 GreenBox filed a counter-claim for fraud - intentional misrepresentation, breach of contract, breach of covenant of good faith and fair dealing, violation of California Business and Professions Code Section 17200, and accounting. The arbitration was stayed pending further proceedings in the separate but related action filed by MTrac and Ms. Luna in San Diego Superior Court. The arbitration has now commenced again upon the state court's January 14, 2022 order denying MTrac's and Ms. Luna's motion for summary judgment and granting of The Good People Farm's motion to compel arbitration as to MTrac only.  A status conference is scheduled for April 21, 2022.

●

Pure Health, et al. v. Worldpay LLC et al - On February 18, 2022 forty-three online marketer Plaintiffs filed suit in the Court of Common Pleas, Hamilton County, Ohio against Worldpay LLC (formerly Vantiv LLC), Fifth Third Bank, ChargeSavvy LLC, a wholly owned subsidiary of Greenbox POS, GreenBox POS, and John Does 1 (Defendants) through 10, alleging breach of contract, breach of implied covenant of good faith and fair dealing, conversion, and money had and received (constructive trust). Defendant GreenBox POS believes that Plaintiffs’ claims against it are without merit and plans to pursue all judicial remedies necessary to resolve this matter.

Item 4 – Mine Safety Disclosures

Not applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Through February 16, 2021, our Common Stock was quoted for trading on the OTCQB tier of the OTC Markets Group, under the symbol “GRBX.”

Starting on February 17, 2021, our Common Stock is listed on the Nasdaq Capital Market under the symbol GBOX

Holders

As of March 25, 2022, there were 43,289,572 shares of Common Stock outstanding held by approximately 191 holders of record (not including an indeterminate number of beneficial holders of stock held in street name).

Warrants

We had 60,000 warrants outstanding as of December 31, 2021.

Dividends

There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Dividends are declared at the sole discretion of our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2021 with respect to our compensation plans under which equity securities may be issued.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2020 Incentive and Non-statutory Stock Option Plan	361,440	$4.49	2,514,180
2021 Incentive and Non-statutory Stock Option Plan	30,122	$12.10	4,869,878
2021 Restricted Stock Plan	-	-	4,640,774
Equity compensation plans not approved by security holders	-	-	-
Total	391,562	$5.07	12,024,832

Issuer Repurchases of Common Stock

As approved by the Board of Directors on May 13,2021, we entered into a share repurchase program pursuant to which we may repurchase up to $5.0 million worth of our common stock under the program for approximately 12 months (the “Share Repurchase Program”). During the year ended December 31, 2021, we repurchased 714,841 shares of our common stock at a cost of $4,934,531.

Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchases may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using the Company’s cash resources.

The Company made the following purchases of its equity securities during the fourth quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to 31, 2021	0		0	2,320,367
November 1 to 30, 2021	364,831	$5.49	364,831	316,219
December 1 to 31, 2021	50,000	$5.02	50,000	65,469
Total	414,831		414,831	$65,469

Recent Issuance of Unregistered Securities

We had no sales of unregistered securities in 2021 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q other than following:

We issued 2,139,994 unregistered shares in total for the year ended December 31, 2021. Of this amount, 999,996 shares were issued for a total investment of approximately $135,000, 946,881 were issued for services, 136,688 shares were issued as part of an asset purchase where the counterparty was a family member of an employee of the Company, and 56,429 shares were issued as payment of interest.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following results are for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021		2020		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Net revenue	$26,304,502	100.0%	$8,525,015	100.0%	$17,779,487	208.6%
Cost of revenue	9,412,254	35.8%	4,825,587	56.6%	4,586,667	95.0%
Gross profit	16,892,248	64.2%	3,699,428	43.4%	13,192,820	356.6%

Operating expenses:
Advertising and marketing	134,166	0.5%	93,868	1.1%	40,298	42.9%
Research and development	3,870,050	14.7%	1,363,757	16.0%	2,506,293	183.8%
Payroll and payroll taxes	4,502,605	17.1%	1,796,160	21.1%	2,706,445	150.7%
Professional fees	3,132,528	11.9%	1,691,107	19.8%	1,441,421	85.2%
General and administrative	9,114,370	34.6%	800,111	9.4%	8,314,259	1039.1%
Stock compensation for employees	3,704,008	14.1%	3,036,009	35.6%	667,999	22.0%
Stock compensation for services	12,306,365	46.8%	-	0.0%	12,306,365	n/a
Depreciation and amortization	912,677	3.5%	22,742	0.3%	889,935	3913.2%
Total operating expenses	37,676,769	143.2%	8,803,754	103.3%	28,873,015	328.0%

Loss from operations	(20,784,521)	-79.0%	(5,104,326)	-59.9%	(15,680,195)	307.2%

Other Income (Expense):
Interest expense	(1,931,713)	-7.3%	(359,493)	-4.2%	(1,572,220)	437.3%
Interest expense - debt discount	(2,993,408)	-11.4%	(1,149,677)	-13.5%	(1,843,731)	160.4%
Derivative expense	(3,435,178)	-13.1%	(641,366)	-7.5%	(2,793,812)	435.6%
Changes in fair value of derivative liability	2,845,000	10.8%	(383,769)	-4.5%	3,228,769	-841.3%
Merchant liability settlement	(364,124)	-1.4%	-	0.0%	(364,124)	n/a
Merchant fines and penalty income	-	0.0%	2,630,796	30.9%	(2,630,796)	-100.0%
Other income or expense	215,338	0.8%	455	0.0%	214,883	47227.0%
Total other income (expense)	(5,664,085)	-21.5%	96,946	1.1%	(5,761,931)	-5943.4%

Loss before provision for income taxes	(26,448,606)	100.5%	(5,007,380)	-58.7%	(21,441,226)	428.2%

Provision for income taxes	4,906	0.0%	-	0.0%	4,906	0.0%

Net loss	$(26,453,512)	-100.6%	$(5,007,380)	-58.7%	$(21,446,132)	428.3%

Net Revenue

Net revenue increased by $17.8 million or 208.6%, to $26.3 million in the current year from $8.5 million in the previous year. The increase was primarily due to an increase in processing volume from $202 million for the year ended December 31, 2020 to $1.95 billion for the year ended December 31, 2021. The increase in processing volume was due to a number of factors, including: growth of our customer/merchant base as the result of expanded sales and marketing efforts; an increase in average merchant transaction volume as a result of a greater strategic focus on larger merchants; the expansion and growth of our advanced blockchain ledger-based payment solutions product offering, combined with an expanding ISO and partnership network; and our strategic acquisition strategy.

Cost of Revenue

Cost of revenue increased by $4.6 million, or 95.0%, to $9.4 million for the year ended December 31, 2021 from $4.8 million in the prior year. Payment processing consists of various processing fees paid to Gateways, as well as commission payments to the ISOs responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. Most orders are delivered directly to the customer, without any handling, storage or processing by us. The increase in cost of revenue was primarily due to the increase in transaction volume. Cost of revenue decreased as a percentage of revenue from 56.6% for the year ended December 31, 2020 to 35.8% for the year ended December 31, 2021 as a result of increased processing efficiency; greater utilization of lower cost gateways; and decreased cost to scale.

Operating Expenses

Operating expenses increased by $28.9 million, or 328.0%, to $37.7 million for the year ended December 31, 2021 from $8.8 million in the prior year. The increase was primarily due to the following:

●	Increase in general and administrative expenses due primarily to bad debt reserve;

●	Increase in in stock compensation for services to reward key vendors for services rendered and to conserve cash;

●	Increase in payroll and payroll taxes was due to increased headcount as well as increased payroll taxes due to the usage of stock compensation as a method to reward key employees; and

●	Increase in research and development expense due to expenditures on an increase in new product offerings.

Non-Operating Expenses

The Company incurred interest expense of $1.9 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively. This increase was primarily due to the increase in average outstanding debt due to the issuance of the $100 million convertible notes in November 2021. Interest expense from the amortization of debt discount increased to $3.0 million from $1.1 million for the years ended December 31, 2021 and 2020, respectively. This increase was primarily due to amortization related the $16.0 million discount on to the $100 million convertible note issued in November 2021. Derivative expense from convertible debt increased to $3.4 million from $0.6 million for the years ended December 31, 2021 and 2020, respectively. The increase was primarily due to the derivative expense related to the issuance of the $100 million convertible notes in November 2021. The Company recorded a gain from the changes in the fair value of derivative liability of $2.8 million for the year ended December 31,2021 and recorded a loss in the changes in the fair value of derivative liability of $0.4 million for the year ended December 31,2020. The gain recorded for 2021 was the result of the changes in the fair value of the derivative liability related to the $100 million convertible notes in November 2021. The decrease in merchant fines and penalty income to $0 for the year ended December 31, 2021 from $2.6 million for the year ended December 31, 2020 resulted from us not charging this type of fee in 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital for the periods presented is summarized as follows:

Our primary sources of liquidity have historically been derived from raising capital by issuing debt or common stock. Our cash flow from operations is not yet able to cover our cash needs. We believe our current cash balances will be sufficient to cover our operating needs for the next twelve months. Our $100 million convertible note matures November 2023. There are covenants associated with the note that accelerates the conversion of tranches of the note should certain targets be met.

We may, in the future, seek to raise additional capital to fund growth, operations and other business activities, but such additional capital may not be available to us on acceptable terms, on a timely basis, or at all.

Cash Flow

The following table shows cash flows for the periods presented:

	Years Ended December 31,
	2021	2020

Net cash used in operating activities	$(27,165,885)	$(4,160,678)
Net cash provided by (used in) investing activities	(2,658,858)	(6,649)
Net cash provided by financing activities	116,060,635	5,236,952
Net cash acquired from acquisitions	1,491,068	0

Net increase (decrease) in cash, cash equivalents, and restricted cash	$87,726,960	$1,069,625

Operating Activities – For the years ended December 31, 2021 and 2020, net cash used in operating activities was $27,191,885 and $4,160,678, respectively. The increase was primarily due to the increase net loss associated with the acceleration of the growth and expansion of the business.

Investing Activities– For the years ended December 31, 2021 and 2020, net cash used in investing activities was $2,658,858 and $6,649, respectively. The increase was primarily due to the $2,500,000 paid for Northeast Merchant Systems, Inc. in May 2021.

Financing Activities– For the years ended December 31, 2021 and 2020, net provided by financing activities was $116,060,635 and $5,236,952, respectively, primarily due to borrowings and repayments of long-term and short-term borrowings, convertible debt, and proceeds from issuances of common stock.

A convertible note in the amount of $100,000,000 was issued November 5, 2021. The note had an original issue discount of 16% and costs of $7,174,000 associated with issuing the debt, resulting in net proceeds of $76,826,000. The convertible note has a term of 2 years and has an interest rate of 8%. Up to 69,461,078 shares of common stock are issuable from time to time upon conversion of the convertible note, including shares that may be issued as payment for interest due on the convertible note. The convertible note has covenants associated with it including revenue thresholds and stock price targets that must be met to avoid early conversion of portions of the convertible note. On January 31, 2022, in order to avoid an early conversion, an agreement was reached with the lender to extend certain conversion triggers from February 3, 2022 to May 2, 2022. A payment of $6,900,000 was made which reduced the outstanding principal of the note by $6,000,000.

On February 16, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, formerly known as Kingswood Capital Markets, division of Benchmark Investments, LLC (“Hutton”), as representative of the underwriters listed therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 4,150,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a public offering price of $10.50 per share. In addition, the Underwriters were granted an over-allotment option (the “Over-allotment Option”) for a period of 45 days to purchase up to an additional 622,500 shares of Common Stock. The Common Stock began trading on the Nasdaq Capital Market under the symbol GBOX on February 17, 2021. The gross proceeds from the Offering were approximately $50.1 million as the representative of the Underwriters exercised in full its over-allotment option, before deducting underwriting discounts and commissions and other offering expenses. Net proceeds after expenses were approximately $45.8 million. Pursuant to the Underwriting Agreement, the Company also granted Hutton a right of first refusal, for a period of 12 months from the commencement of the Offering, to act as sole investment banker, sole book-runner, and/or sole placement agent, at Hutton’s sole discretion, for each and every future public and private equity, equity-linked or debt offering, including all equity linked financings undertaken during such period by the Company, or any of the Company’s successors or subsidiaries.

At the time of the public stock offering the previously existing convertible debt was converted to 1,408,305 shares of common stock. The warrants associated with this debt were exercised resulting in the issuance of 1,884,445 shares and net proceeds of $3,731,200

A share buyback program was initiated in May 2021. Cash outflows of $4,934,531 associated with the buyback program occurred through December 31, 2021.

CRITICAL ACCOUNTING ESTIMATES

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

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies.

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

●	Licensing revenue is paid in advance and is recorded as unearned income, which is amortized over the period of the licensing agreement.
●	Equipment sales revenue is generated from the sale of POS products, which is recognized when goods are shipped. Revenue recognized from the sale of equipment was not material.

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

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A – Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fourth quarter of the year ended December 31, 2021.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference to our Proxy Statement.

Item 11 – Executive Compensation

The information required by this Item is hereby incorporated by reference to our Proxy Statement.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The information required by this Item is hereby incorporated by reference to our Proxy Statement.

Item 13 – Certain Relationships and Related Transactions and Director Independence

The information required by this Item is hereby incorporated by reference to our Proxy Statement.

Item 14 – Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference to our Proxy Statement. Our Independent Registered Public Accounting Firm is BF Borgers CPA, PC.

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

c)	Exhibits:

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Stock Purchase Agreement by and between GreenBox POS, Northeast Merchant Systems, Inc., and the Shareholders of Northeast Merchant, dated May 21, 2021	8-K	2.1	05/27/2021
3.1	Amended and Restated Articles of Incorporation of GreenBox POS, filed with the Secretary of State of Nevada on December 22, 2021	8-K	3.1	12/29/2021
3.2	Amended and Restated Bylaws, adopted effective November 18, 2021	8-K	3.1	11/24/2021
4.1	Form of Base Indenture between GreenBox POS and Wilmington Savings Fund Society, FSB	8-K	4.1	11/03/2021
4.2	Form of First Supplemental Indenture	8-K	4.2	11/03/2021
4.3	Form of 8% Senior Convertible Note Due 2023	8-K	4.3	11/03/2021
4.4	Description of Securities				X
10.1+	Form of Board of Directors Agreement entered into on February 16, 2021, by and between the Company and each of Ms. Baer and Messrs. Caragol and Laniado	8-K	10.1	02/19/2021
10.2+	2020 Incentive and Nonstatutory Stock Option Plan	S-8	4.1	09/03/2020
10.3+	2021 Incentive and Nonstatutory Stock Option Plan	S-8	4.1	07/13/2021
10.4+	2021 Restricted Stock Plan	8-K	10.1	11/24/2021
10.5	Membership Interest Purchase Agreement by and between GreenBox POS, Sky Financial and Intelligence LLC, HigherGround Capital LLC, Jeff Nickel and Charge Savvy LLC, dated July 9, 2021	8-K	10.1	07/19/2021
10.6	Share Purchase Agreement by and between GreenBox POS, and certain individuals named therein, dated September 3, 2021.	8-K	10.1	09/20/2021
10.7	April 2021 Sublease Agreement with regard to 3131 Camino del Rio North, Suite 1400, San Diego, CA 92108	10-Q	10.3	11/15/2021
10.8	Securities Purchase Agreement, dated November 2, 2021, between GreenBox POS and the Investors	8-K	10.1	11/03/2021
10.9	Agreement and Waiver, dated January 28, 2022, between GreenBox POS and the Investor	8-K	10.1	01/31/2022
14.1	Code of Business Conduct and Ethics	8-K	14.1	02/19/2021
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GreenBox POS

Date: March 31, 2022	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 31, 2022	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 31, 2022	By:	/s/ Benjamin Chung
Benjamin Chung
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

GREENBOX POS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of GreenBox POS

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GreenBox POS as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

March 31, 2022

GREENBOX POS

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020

ASSETS

Current Assets:
Cash and cash equivalents	$89,559,695	$-
Restricted cash	-	1,832,735
Accounts receivable, net of allowance for bad debt of $54,795 and $0, respectively	481,668	10,000
Accounts receivable from fines and penalties from merchants, net of allowance for bad debt of $9,454,261 and $6,665,031, respectively	-	2,789,230
Inventory, net of inventory reserve of $3,127 and $0, respectively	286,360	-
Cash due from gateways, net of allowance of $3,904,952 and $0, respectively	18,941,761	7,303,949
Prepaid and other current assets	6,420,696	70,130
Total current assets	115,690,180	12,006,044

Non-current Assets:
Property and equipment, net	1,674,884	57,264
Other assets	190,636	81,636
Goodwill	6,048,034	-
Intangible Assets, net	7,578,935	-
Operating lease right-of-use assets, net	1,490,159	117,795
Total non-current assets	16,982,648	256,695

Total assets	$132,672,828	$12,262,739

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$871,037	$210,094
Other current liabilities	501,167	68,138
Accrued interest	1,226,287	-
Payment processing liabilities, net	4,997,807	10,199,956
Current portion of long term debt	-	272,713
Convertible debt, net of debt discount of $0 and $2,993,408, respectively	-	856,592
Derivative liability	18,735,000	-
Current portion of operating lease liabilities	495,134	120,110

Total current liabilities	26,826,432	11,727,603
Long term debt, net of debt discount of $41,344,822 and $0, respectively	59,305,078	149,900
Operating lease liabilities, less current portion	1,035,895	-

Total liabilities	87,167,405	11,877,503

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001, 82,500,000 shares authorized, shares issued and outstanding of 42,831,816 and 30,710,645, respectively	42,831	30,711
Additional paid-in capital	88,574,469	12,079,074
Accumulated deficit	(38,178,061)	(11,724,549)
Less: Treasury stock, at cost; 714,831 and 0 shares, respectively	(4,933,816)	-
Total stockholders' equity	45,505,423	385,236

Total liabilities and stockholder's equity	$132,672,828	$12,262,739

The accompanying notes are an integral part of these audited financial statements.

GREENBOX POS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020

Net Revenue	$26,304,502	$8,525,015
Cost of revenue	9,412,254	4,825,587

Gross profit	16,892,248	3,699,428

Operating expenses:
Advertising and marketing	134,166	93,868
Research and development	3,870,050	1,363,757
General and administrative	9,114,370	800,111
Payroll and payroll taxes	4,502,605	1,796,160
Professional fees	3,132,528	1,691,107
Stock compensation for employees	3,704,008	3,036,009
Stock compensation for services	12,306,365	-
Depreciation and amortization	912,677	22,742
Total operating expenses	37,676,769	8,803,754

Income (Loss) from operations	(20,784,521)	(5,104,326)

Other income (expense):
Interest expense	(1,931,713)	(359,493)
Interest expense - debt discount	(2,993,408)	(1,149,677)
Derivative expense	(3,435,178)	(641,366)
Changes in fair value of derivative liability	2,845,000	(383,769)
Merchant liability settlement	(364,124)	-
Merchant fines and penalty income	-	2,630,796
Other income or expense	215,338	455
Total other income (expense), net	(5,664,085)	96,946

Loss before provision for income taxes	(26,448,606)	(5,007,380)

Income tax provision	4,906	-

Net loss	$(26,453,512)	$(5,007,380)

Net loss per share:
Basic and diluted	$(0.65)	$(0.17)

Weighted average number of common shares outstanding:
Basic and diluted	40,708,304	29,868,955

The accompanying notes are an integral part of these audited financial statements.

GREENBOX POS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock					Additional		Total
	Shares	Amount	To be Issued	Amount	Treasury Stock at Cost	Paid-In Capital	Accumulated Deficit	Stockholders' Equity (Deficit)

Balance at December 31, 2019	28,310,488	$28,311	115,854	$2,872	$-	$1,318,647	$(6,717,169)	$(5,367,339)

Shares issuable adjustment	-	-	(115,854)	(2,872)	-	-	-	(2,872)

Other adjustments	(299,595)	(300)	-	-	-	300	-	-

Warrant issued under convertible debt	-	-	-	-	-	3,498,667		3,498,667

Common stock issued on conversion of convertible debt accrued interest	854,701	855	-	-	-	69,145	-	70,000

Common stock issued for warrant conversion	696,907	697	-	-	-	(697)	-	-

Common stock issued for services and others	299,536	300	-	-	-	1,262,341	-	1,262,641

Common stock issued for stock options exercised	297,326	298	-	-	-	35,212	-	35,510

Common stock repurchased from common stock issued	(1,000,000)	(1,000)	-	-	-	(809,000)	-	(810,000)

Common stock issued for settlement of note payable	1,000,000	1,000	-	-	-	809,000	-	810,000

Issuances of common stock	551,282	550	-	-	-	2,859,450	-	2,860,000

Stock compensation expense	-	-	-	-	-	3,036,009	-	3,036,009

Net loss	-	-	-	-	-	-	(5,007,380)	(5,007,380)

Balance at December 31, 2020	30,710,645	30,711	-	-	-	12,079,074	(11,724,549)	385,236

Issuances of common stock, net of issuance costs of $4,305,758	4,772,500	4,773	-	-		45,800,718	-	45,805,491

Common stock issued for conversion of convertible debt	1,944,416	1,944	-	-		3,848,056	-	3,850,000

Common stock issued for exercise of warrant	1,884,418	1,884	-	-		3,729,316	-	3,731,200

Restricted Stock	639,144	639	-	-		4,768,341	-	4,768,980

Common stock issued for services	826,394	826	-	-		10,228,066	-	10,228,892

Investor Issuance	999,996	1,000	-	-		(1,000)	-	-

Common stock issued for interest for convertible debt	56,249	56	-	-		653,411	-	653,467

Issuances of common stock from previous unregistered shares	600,000	600	-	-		(600)	-	-

Issuances of common stock for acquisition of ChargeSavvy	1,000,000	1,000	-	-		12,139,000	-	12,140,000

Common stock issued for stock options exercised	112,885	113	-	-		2,225	-	2,338

Stock compensation expense			-	-		1,021,725	-	1,021,725

Purchases of treasury share	(714,831)	(715)	-	-	(4,933,816)	-	-	(4,934,531)

Payment for previous common stock repurchased under treasury method		-	-	-		(4,194,000)	-	(4,194,000)

Share repurchase from previous shareholder		-	-	-		(1,499,863)	-	(1,499,863)

Net loss		-	-	-			(26,453,512)	(26,453,512)

Balance at December 31, 2021	42,831,816	$42,831	-	$-	$(4,933,816)	$88,574,469	$(38,178,061)	$45,505,423

The accompanying notes are an integral part of these audited financial statements.

GREENBOX POS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(26,453,512)	$(5,007,380)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	912,677	15,876
Forgiveness of PPP Loan	(272,713)	-
Noncash lease expense	38,555	-
Stock compensation expense	3,704,008	3,036,009
Restricted stock issued for services	4,768,980	-
Common stocks issued for professional fees	7,537,385	1,262,641
Stock compensation issued for interest	653,467	-
Interest expense - debt discount	2,993,408	1,102,706
Derivative expense	3,435,178	-
Changes in fair value of derivative liability	(2,845,000)	(1,050,063)
Changes in assets and liabilities:
Accounts receivable	-	60,257
Accounts receivables from fines and fees from merchant, net	-	(12,543)
Lease liability, net of asset	-	(2,091)
Other receivable, net	2,382,352	-
Inventory	(161,859)	-
Prepaid and other current assets	(6,343,905)	(28,068)
Cash due from gateways, net	(11,637,812)	1,122,895
Other assets	686,876	(81,636)
Accounts payable	443,263	(295,181)
Other current liabilities	301,469	53,038
Accrued interest	1,226,287	(515,202)
Payment processing liabilities, net	(8,534,989)	(3,821,936)
Net cash provided by (used in) operating activities	(27,165,885)	(4,160,678)

Cash flows from investing activities:
Purchases of property and equipment	(158,858)	(6,649)
Acquisition of Northeast	(2,500,000)	-
Net cash used in investing activities	(2,658,858)	(6,649)

Cash flows from financing activities:
Treasury stock repurchase	(4,934,531)	-
Proceeds from stock option exercises	2,338	35,510
Borrowings from convertible debt	76,800,000	3,678,000
Repayments on convertible debt	-	(985,500)
Repayment on long-term debt	-	149,900
Repayments on short-term notes payable	-	(2,305,538)
Borrowings from short-term notes payable	-	1,531,867
Borrowings from notes payable	350,000	272,713
Proceeds from exercise of warrant	3,731,200	-
Repurchase of common stock from stockholder	(5,693,863)	-
Proceeds from issuance of common stock	45,805,491	2,860,000
Net cash provided by (used in) financing activities	116,060,635	5,236,952

Cash acquired from acquisition of Northeast and ChargeSavvy	1,491,068	-

Net increase in cash, cash equivalents, and restricted cash	87,726,960	1,069,625

Cash, cash equivalents, and restricted cash – beginning of period	1,832,735	763,110

Cash, cash equivalents, and restricted cash – end of period	$89,559,695	$1,832,735

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,504,533	$727,564
Income taxes	$800	$800

Non-cash financing and investing activities:
Convertible debt conversion to common stock	$3,850,000	$137,500
Common stock issued for acquisition of ChargeSavvy	$12,140,000	$-
Interest accrual from convertible debt converted to common stock	$653,467	$78,050
Short-term notes payable converted to common stock	$-	$810,000

The accompanying notes are an integral part of these audited financial statements.

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

On July 13, 2021 (the “Closing Date”), GreenBox POS (the “Company”) entered into and closed on a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Charge Savvy LLC, an Illinois limited liability company (“Charge Savvy”), and Charge Savvy’s three members (collectively, the “Sellers”). As a result of the Purchase Agreement, the Company purchased all of Charge Savvy’s issued and outstanding membership interests from the Sellers and Charge Savvy became a wholly owned subsidiary of the Company. Although the Purchase Agreement is dated July 9th, it was entered into and closed on July 13th.The purchase price under the Purchase Agreement for the all- stock transaction consisted of 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) being issued and delivered to Sellers in proportion to the Sellers’ share of their membership interests in Charge Savvy. The share price at issuance was $12.14. Charge Savvy is a global Fintech company that specializes on developing software and providing payment processing and point of sale services to the merchant services industry. Charge Savvy also owns an office building located in Chicago, Illinois where it is headquartered.

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

	December 31,
	2021	2020

Cash and cash equivalents	$89,559,695	$-
Restricted cash	-	1,832,735

Total cash, cash equivalents and restricted cash	$89,559,695	$1,832,735

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table describes the valuation techniques used to calculate the fair value for assets in Level 3. The significant unobservable input used in the fair value measurement of the Company’s identifiable intangible assets is the discount rate. The change in this input could result in a change of fair value measurement:

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

	Fair Value at Acquisition	Accumulated Amortization	Net Fair Value as of December 31, 2021	Valuation Technique	Unobservable Input	Range

Northeast Merchant Systems, Inc. acquisition:
Customer Relationships	$276,583	$(36,878)	$239,705	Multiple-period excess earnings method	Discount rate	15.90%

Charge Savvy LLC acquisition:
Customer Relationships	5,543,612	(554,362)	4,989,250	Multiple-period excess earnings method	Discount rate	55.70%
Business Technology/IP	2,611,088	(261,108)	2,349,980	Royalty relief method	Discount rate	55.70%

Total	$8,431,283	$(852,348)	$7,578,935

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net of operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As of December 31, 2021, we have no material unrecognized tax benefits.

Earnings Per Share

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2021 and 2020, as there are no potential shares outstanding that would have a dilutive effect.

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

Recently Adopted Accounting Updates

In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12 “Simplifying the Accounting for Income Taxes (Topic 740)” as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The Company adopted this standard on January 1, 2021 and determined there was no material impact on the Company's financial position, results of operations and liquidity.

In May 2020, the SEC issued Final Rule Release No. 33-10786 “Amendments to Financial Disclosures about Acquired and Disposed Businesses” (“SEC Rule 33-10786”), which amends the disclosure requirements applicable to acquisitions and dispositions of businesses. Amendments within SEC Rule 33-10786 primarily impact (1) the tests and thresholds used to determine the significance of acquisitions and dispositions; (2) the form and content of pro forma information required to be disclosed in connection with significant acquisitions and dispositions; (3) acquiree financial statement requirements; and (4) thresholds used to determine the significance of acquisitions and dispositions of real estate operations, and related financial statement requirements, among others. The Company adopted this standard on January 1, 2021 and determined there was no material impact on the Company's consolidated financial statements.

In November 2020, the SEC issued final rules 33-10890 and 34-90459 “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information,” which modernizes and simplifies certain disclosure requirements of Regulation S-K. Certain key rule amendments eliminate the requirement to disclose Selected Financial Data; Selected Quarterly Financial Data, with certain exceptions; the impact of inflation and changing prices, provided the impact is not material; off-balance sheet arrangements in tabular form; and the aggregate amount of contractual obligations in tabular form. The final rules also amended various aspects of Item 303, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. The Company adopted the final rules as part of this Annual Report on Form 10-K.

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	ACQUISIITIONS

Northeast Merchant Systems, Inc.

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

The acquisition was funded through cash on hand, and there were no transaction costs associated with the acquisition. The agreement also provides for a future additional contingent purchase price payment (earn-out) of $500,000, which is derived using the performance of Northeast and is based on a predetermined formula. The Company believes that is unlikely that the targets will be achieved and, accordingly, has not adjusted the purchase price or provided an accrual for this contingency.

Charge Savvy LLC

On July 13, 2021 (the “Closing Date”), GreenBox POS (the “Company”) entered into and closed on a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Charge Savvy LLC, an Illinois limited liability company (“Charge Savvy”), and Charge Savvy’s three members (collectively, the “Sellers”). As a result of the Purchase Agreement, the Company purchased all of Charge Savvy’s issued and outstanding membership interests from the Sellers and Charge Savvy became a wholly owned subsidiary of the Company. Although the Purchase Agreement is dated July 9th, it was entered into and closed on July 13th.The purchase price under the Purchase Agreement for the all- stock transaction consisted of 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) being issued and delivered to Sellers in proportion to the Sellers’ share of their membership interests in Charge Savvy. The share price at issuance was $12.14. Charge Savvy is a global Fintech company that specializes on developing software and providing payment processing and point of sale services to the merchant services industry. Charge Savvy also owns an office building located in Chicago, Illinois where it is headquartered.

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the estimated fair values of the net assets acquired:

Tangible assets (liabilities):
Land/building	$1,360,000
Other net assets	(1,129,259)
230,741

Intangible assets:
Customer relationships	5,543,612
Business technology	2,611,088
Goodwill	3,754,559
11,909,259

Total net assets acquired	$12,140,000

The acquisition was funded by issuing 1,000,000 shares of common stock.

4.	SETTLEMENT PROCESSING

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2021	2020

Buildings, machinery and equipment	$1,301,405	$-
Computers	122,284	48,884
Furniture and fixtures	102,243	40,320
Improvements	140,300	-
Kiosks	6,472	6,472
Vehicles	9,812	4,578
Land	75,000	-
Total property and equipment	1,757,516	100,254
Less: accumulated depreciation	(82,632)	(42,990)
Net property and equipment	$1,674,884	$57,264

Depreciation expense was $123,805 and $22,742 for the years ended December 31, 2021 and 2020, respectively.

6.	INTANGIBLE ASSETS

As of December 31, 2021 intangible assets consisted of the following:

	As of December 31, 2021
	Amortization Period	Cost	Accumulated Amortization	Net

Customer relationships	5 years	$5,820,195	$(591,239)	$5,228,956
Business technology/IP	5 years	$2,611,088	$(261,109)	$2,349,979

Total intangible assets		$8,431,283	$(852,348)	$7,578,935

Intangible assets with finite lives are amortized over the estimated periods benefitted on a straight- line basis. Amortization expense on intangible assets with finite lives for the period from May 21, 2021 (the acquisition date of Northeast) to December 31, 2021 was $852,348 and is included in depreciation and amortization expense condensed consolidated statement of operations and comprehensive loss. Amortization expense related to intangible assets for each of the next five fiscal years and thereafter is expected as follows:

Year Ending December 31,	Amount

2022	$1,686,257
2023	1,686,257
2024	1,686,257
2025	1,686,257
Thereafter	833,907

$7,578,935

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	GOODWILL

The Company performs its goodwill impairment test annually and evaluates goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The Company performs the annual impairment testing of goodwill using October 1 as the measurement date. As all of the balance of goodwill was added in the year ended December 31, 2021, the Company has not yet performed its initial goodwill impairment test.

The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of December 31, 2021.

As of December 31, 2021 goodwill consisted of the following:

As of December 31, 2021

Acquisition of Northeast	$2,293,474
Acquisition of ChargeSavvy	3,754,560

Total goodwill	$6,048,034

8.	DEBT

Debt consists of the following:

	As of December 31,
	2021	2020

$100,000,000 8% Senior convertible note due November 3, 2023, (see below)	$58,655,178	$-

$3,850,000 Convertible promissory note due July 27, 2021, with one time 10% interest charge, net of original issue discount of 10%, or $350,000, and net of warrants for 1,944,444 shares, valued at $3,500,000, net of debt discount of $2,993,408	-	856,592

1% Paycheck Protection Program loan, due April 29, 2022	-	272,713

$149,900 Economic Injury Disaster Loan (EIDL), interest rate of 3.75%, due June 1, 2050	149,900	149,900
$500,000 EIDL, interest rate of 3.75%, due May 8, 2050	500,000	-

Total debt	59,305,078	1,279,205

Current portion	-	(1,129,305)

Net long term debt	$59,305,078	$149,900

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Convertible Note

A continuity of the Notes for the year ended December 31, 2021 is summarized as follows:

Senior Convertible Notes
Balance, December 31, 2020	$-
Convertible debentures issued	100,000,000
Derivative liability	(21,580,000)
Original Issue Discount of 16%	(16,000,000)
Placement fees and issuance costs	(7,200,000)
Accretion expense	3,435,178
Balance, December 31, 2021	$58,655,178

Derivative liability

The Notes contain embedded derivatives representing the conversion features, redemption rights, and certain events of default. The Company determined that these embedded derivative required bifurcation and separate valuation.

The Company utilizes a binomial lattice model to value its bifurcated derivatives included in the Notes. ASC 815 does not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be combined together and fair valued as a single, compound embedded derivative. The Company selected a binomial lattice model to value the compound embedded derivative because it believes this technique is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the Notes. Such assumptions include, among other inputs, stock price volatility, risk-free rates, credit risk assumptions, early redemption and conversion assumptions, and the potential for future adjustment of the conversion price due to triggering events. Additionally, there are other embedded features of the Notes requiring bifurcation, other than the conversion features, which had no value at December 31, 2021 due to management’s estimates of the likelihood of certain events, but that may have value in the future should those estimates change.

A continuity of derivative liability for the year ended December 31, 2021 is summarized as follows:

Total
Balance, December 1, 2020	$-
Derivative liability on convertible debentures	21,580,000
Change in fair value	(2,845,000)
Balance, December 31, 2021	$18,735,000

The Company sold and issued, in a registered direct offering, an 8% senior convertible note due November 3, 2023 in the aggregate original principal amount of $100 million (the “Note”). The Note had an original issue discount of sixteen percent (16%) resulting in gross proceeds of $84 million. The Note was sold pursuant to the terms of a Securities Purchase Agreement, dated November 2, 2021 (the “SPA”), between The Company and the investor in the Note (the “Investor”).

The Note was issued on November 8, 2021, pursuant to an indenture dated November 2, 2021 between the Company and Wilmington Savings Fund Society, FSB, as trustee (the “Base Indenture”), as supplemented by a first supplemental indenture thereto, dated November 2, 2021, relating to the Notes (the “First Supplemental Indenture” and, the Base Indenture as supplemented by the First Supplemental Indenture, the “First Indenture”). The terms of the Note include those provided in the First Indenture and those made part of the First Indenture by reference to the Trust Indenture Act.

Ranking

The Note is the senior unsecured obligations of the Company and not the financial obligations of our subsidiaries. Until such date as the principal amount of the Note is $5 million or less, all payments due under the Note will be senior to all other indebtedness of the Company and/or any of our subsidiaries.

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity Date

Unless earlier converted, or redeemed, the Note will mature on November 5, 2023, the second anniversary of their issuance date, which we refer to herein as the “Maturity Date”, subject to the right of the investors to extend the date:

(i) if an event of default under the Note has occurred and is continuing (or any event shall have occurred and be continuing that with the passage of time and the failure to cure would result in an event of default under the Note) and

(ii) for a period of 20 business days after the consummation of a fundamental transaction if certain events occur.

We are required to pay, on the Maturity Date, all outstanding principal, accrued and unpaid interest and accrued and unpaid late charges on such principal and interest, if any.

Interest

The Note bears interest at the rate of 8% per annum (a) shall commence accruing on the date of issuance, (b) shall be computed on the basis of a 360-day year and twelve 30-day months and (c) shall be payable in cash quarterly in arrears on the first trading day of each calendar quarter or otherwise in accordance with the terms of the Note. If a holder elects to convert or redeem all or any portion of a Note prior to the Maturity Date, all accrued and unpaid interest on the amount being converted or redeemed will also be payable. If we elect to redeem all or any portion of a Note prior to the Maturity Date, all accrued and unpaid interest on the amount being redeemed will also be payable. The interest rate of the Note will automatically increase to 15% per annum upon the occurrence and continuance of an event of default (See “-- Events of Default” below).

Late Charges

We are required to pay a late charge of 15% on any amount of principal or other amounts that are not paid when due.

Conversion

Fixed Conversions at Option of Holder

The holder of the Note may convert all, or any part, of the outstanding principal and interest of the Note, at any time at such holder’s option, into shares of our common stock at an initial fixed conversion price, which is subject to:

●	proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions; and
●	full-ratchet adjustment in connection a subsequent offering at a per share price less than the fixed conversion price then in effect.

On January 28, 2022, we and the Investor, entered into an Agreement and Waiver (the “Waiver”) with regard to the Note that has the following major provisions:

a)

the Investor agreed to extend the “90 Day Eligibility Date” from February 3, 2022 to May 2, 2022 such that the Investor can no longer, if the closing price of the stock is less than $5.50, convert up to $30 million of the Note into shares of the Company’s common stock (with the conversion price being the lower of (i) the then in effect conversion price and (ii) the greater of (x) the Note’s $1.67 floor price or (y) 98% of the market price on the conversion date) (the “Alternate Optional Conversion Price”) prior to May 2, 2022;

b)	allows us to acquire, for cancellation, $6 million in in aggregate principal amount of the Note for a purchase price of $6.9 million such that the new principal amount of the Note is $94 million;

c)	lowers the initial fixed conversion price of the Note from $15 to $12; and

d)

if the trading volume of our common stock on any individual trading day is over $5 million (the “Alternate Conversion Company Waiver Measuring Date”), allows the Investor an opportunity to convert up to $5 million of the Note into shares of our common stock from the Alternate Conversion Company Waiver Measuring Date through and including 7:00 PM ET on the immediately following trading day. The conversion price would be the lower of (i) the then in effect conversion price and (ii) the greater of (x) the Note’s $1.67 floor price or (y) 98% of the market price on the conversion date.

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company paid the investor $6.9 million on January 31, 2022.

The foregoing description of the Waiver does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Waiver, a copy of which is attached hereto as Exhibit 10.9, and incorporated herein by reference.

1-Year Alternate Optional Conversion

At any time following the first anniversary of the issuance date of the Note, but only if the closing bid price of our common stock on the immediately prior trading day is less than $6.50, each holder of the Note shall have the option to convert, at such holder’s option, pro rata, up to $30 million of the principal amount of the Note (in $250,000 increments) at the Alternate Optional Conversion Price.

Alternate Event of Default Optional Conversion

If an event of default has occurred under the Note, each holder may alternatively elect to convert the Note (subject to an additional 15% redemption premium) at the “Alternate Event of Default Conversion Price” equal to the lesser of:

●	the fixed conversion price then in effect; and

the greater of:

●	the floor price; and

●	80% of the lowest volume weighted average price of our common stock during the five trading days immediately prior to such conversion.

Beneficial Ownership Limitation

The Note may not be converted and shares of common stock may not be issued under the Note if, after giving effect to the conversion or issuance, the applicable holder of the Note (together with its affiliates, if any) would beneficially own in excess of 4.99% of the Company’s outstanding shares of common stock, which is referred to herein as the “Note Blocker”. The Note Blocker may be raised or lowered to any other percentage not in excess of 9.99% at the option of the applicable holder of Notes, except that any raise will only be effective upon 61-days’ prior notice to us.

Clarification to First Quarter Adjustment to Fixed Conversion Price

The Company wishes to clarify the possible first quarter adjustment to the Note’s initial fixed conversion price (which was originally $15 and is now, pursuant to the Waiver, $12).

If, during the fiscal quarter ending March 31, 2022, the Company (i) fails to process at least $750 million in transaction volume or (ii) has revenue that is less than $12 million, and, if the Note’s fixed conversion price then in effect is greater than the greater of (x) the Note’s $1.67 floor price floor and (y) 140% of the market price as of April 1, 2022 (the "Adjustment Measuring Price”) then, on April 1, 2022, the fixed conversion price will automatically adjust to the Adjustment Measuring Price.

Change of Control Redemption Right

In connection with a change of control of the Company, each holder may require us to redeem in cash all, or any portion, of the Notes at a 15% redemption premium to the greater of the face value, the equity value of our common stock underlying the Notes and the equity value of the change of control consideration payable to the holder of our common stock underlying the Notes.

The equity value of our common stock underlying the Notes is calculated using the greatest closing sale price of our common stock during the period immediately preceding the consummation or the public announcement of the change of control and ending the date the holder gives notice of such redemption.

The equity value of the change of control consideration payable to the holder of our common stock underlying the Notes is calculated using the aggregate cash consideration per share of our common stock to be paid to the holders of our common stock upon the change of control.

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Events of Default

Under the terms of the first supplemental indenture, the events of default contained in the base indenture shall not apply to the Notes. Rather, the Notes contain standard and customary events of default including but not limited: (i) the suspension from trading or the failure to list our common stock within certain time periods; (ii) failure to make payments when due under the Notes; and (iii) bankruptcy or insolvency of the Company.

If an event of default occurs, each holder may require us to redeem all or any portion of the Notes (including all accrued and unpaid interest and late charges thereon), in cash, at a 15% redemption premium to the greater of the face value and the equity value of our common stock underlying the Notes

The equity value of our common stock underlying the Notes is calculated using the greatest closing sale price of our common stock on any trading day immediately preceding such event of default and the date we make the entire payment required.

Company Optional Redemption Rights

At any time no event of default exits, we may redeem all, but not less than all, the Notes outstanding in cash all, or any portion, of the Notes at a 5% redemption premium to the greater of the face value and the equity value of our common stock underlying the Notes

The equity value of the Company’s common stock underlying the Notes is calculated using the greatest closing sale price of our common stock on any trading day during the period commencing on the date immediately preceding such date we notify the applicable holder of such redemption election and the date we make the entire payment required.

The foregoing description of the Note does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Note, a copy of which is attached hereto as Exhibit 4.3, and incorporated herein by reference.

Kingswood Capital (Syndicate Convertible Note) - $3,850,000

On October 27, 2020, the Company issued a convertible promissory note for $3,850,000 to various lenders through its placement agent, Kingswood Capital (“Kingswood Note”), due July 27, 2021 (the “Maturity Date”) with conversion price to common stock of $1.98 per share. The Kingswood Note included an original issue discount of $350,000, netting the balance received by the Company from Kingswood Note at $3,500,000. The Company also issued warrants for 1,944,444 shares with a fixed exercise price to common stock of $1.98 per share under the Kingswood Note. The Company valued the warrants using the Black-Scholes valuation method which amounted to $3,498,667 and recorded as a debt discount at the time of issuance of warrant.

The Kingswood Note was settled in the first quarter of 2021. The Company issued 1,944,416 shares to settle the debt and another 1,884,418 shares to settle the warrants. The Company received $3.7 million upon the settlement of the warrants.

SBA CARES Act Loans - $649,900

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Preferred Bank - Paycheck Protection Program – CARES Act - $272,713

On April 29, 2020, the Company entered into a loan agreement with Preferred Bank under Paycheck Protection Program administered by SBA in the amount of $272,713. Under this loan program, the loan may be forgiven if utilized for specific purpose specified under the CARES Act and PPP guideline. The loan bears interest of 1.00% per annum and matures on April 29, 2022.The loan was forgiven on November 8, 2021.

9.	INCOME TAXES

The components of the provision for income taxes are as follows:

12/31/2021
Current:
Federal	-
State	4,906
Foreign	-
4,906

Deferred
Federal	-
State	-
Foreign	-
-

Provision	4,906

Taxes on income vary from the statutory federal income tax rate applied to earnings before tax on income as follows:

Statutory federal income tax rate of 21% applied to earnings before income taxes and extraordinary items	(5,554,396)
State taxes - net of federal benefit	3,876
Penalties	265
Meals and entertainment	10,085
Transactions expenses	32,253
PPP Loan grant income	(57,270)
Stock compensation(ISOs)	487,295
Changes in FV of derivative liability	(597,450)
Derivative expense	721,387
INTEREST EXPENSE - CONVERTIBLE DEBT	-
Stock compensation(NQ)	-
Valuation allowance	4,763,800
Others	195,061
4,906

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation reserves at year end are as follows:

12/31/2021
Deferred tax assets:
DEFERRED STATE TAXES
STATE TAXES - PY	1,030
INTANGIBLE ASSETS	83,066
LEASE ACCOUNTING	9,721
AR ALLOWANCE	1,599,817
STOCK COMPENSATION (RS)	329,072
NOL C/O	4,787,479

Total deferred tax assets	6,810,185

Deferred tax liabilities:
FIXED ASSETS	-3,055
GOODWILL TIER 1	-24,806
INTEREST EXPENSE - CONVERTIBLE NOTES	-
LEASE ACCOUNTING	-

Total deferred tax liabilities	-27,861

Net deferred tax asset	6,782,324
Valuation Allowance	-6,782,324

The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of December 31, 2021, the Company had federal and California net operating loss carryforwards of approximately $19.1 million and $8.8 million, respectively. Under the new tax law, the Federal net operating loss arising in tax years ending after December 31, 2017 will be carried forward indefinitely. The Company does not have pre-tax reform federal net operating loss carryforwards as of December 31, 2021. Net operating loss carryforwards arising tax years ending after December 31, 2017 is approximately $19.1 million. The California net operating loss carryforwards will begin to expire in 2038.

As of December 31, 2021 and 2020, the Company maintained full valuation allowance for net operating loss carryforward deferred tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated federal income tax returns are open for years 2018 and after, and state and local income tax returns are open for years 2017 and after.

	NOL
FED	19,100,072	Pre 2017	-
CA	8,783,525	NOL after	19,100,073

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	STOCK OPTIONS AND AWARDS

The Company applies the provisions of ASC 718, “Compensation - Stock Compensation,” using a modified prospective application, and the Black-Scholes model to value stock options. Under this application, the Company records compensation expense for all awards granted. Compensation costs will be recognized over the period that an employee provides service in exchange for the award.

The Company adopted the 2020 Incentive and Non-statutory Stock Option Plan (“2020 Plan”) in June 2020, which provides for the grant of incentive stock options and nonqualified stock options to employees and directors. The 2020 Plan provides for up to 3.3 million shares of common stock. Options granted under the 2020 Plan generally have a term of five years and generally vest and become exercisable at various times from the option grant dates. These options will have such vesting or other provisions as may be established by the Board of Directors at the time of each grant.

The Company adopted the 2021 Incentive and Non-statutory Stock Option Plan (“2021 Plan”) in April 2021, which provides for the grant of incentive stock options and nonqualified stock options to employees, directors and consultants. The 2021 Plan provides for up to 5.0 million shares of common stock. Options granted under the 2021 Plan shall have a term of five to ten years and generally vest and become exercisable at various times from the option grant dates. These options will have such vesting or other provisions as may be established by the Board of Directors at the time of each grant.

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	Year Ended December 31,
	2020	2021
Risk free interest rate	0.29%	0.29%
Expected term	5 years	5 years
Expected volatility	289.3% to 279.2%	555.8%
Expected dividend yield	0%	0%

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

The Company recorded $1,021,725 and $1,759,164 of stock compensation expense for the years ended December 31, 2021 and 2020, respectively, related to the 2020 Plan.

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the employee stock option activity during the years ended December 31, 2021 and 2020.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2019	-	$-
Granted	816,987	2.23
Exercised	(324,750)	0.39
Forfeited or Expired	(14,808)	0.39
Outstanding at December 31, 2020	477,430	$3.53	$1,437,114
Exercisable at December 31, 2020	467,247	$3.47	$1,432,226
Vested and Expected to Vest at December 31, 2020	477,430	$3.53	$1,437,114

Outstanding at December 31, 2020	477,430	$3.53
Granted	132,288	6.87
Exercised	(117,297)	0.50
Forfeited or Expired	(100,858)	7.62
Outstanding at December 31, 2021	391,562	$5.07	$-
Exercisable at December 31, 2021	377,039	$4.80	$-
Vested and Expected to Vest at December 31, 2021	391,562	$5.07	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $4.20 and $6.54 as of December 31, 2021 and 20, respectively, which would have been received by the option holders had all option holders exercised their options as of that date. As of December 31, 2021 and 2020, there was unrecognized compensation cost related to non-vested stock options granted in the amount of $173,433 and $40,797, respectively.

The Company adopted the 2021 Restricted Stock Plan (“2021 Plan”) in November 2021, which provides for the grant of restricted stock awards and performance stock awards to executive officers, non-employee directors and other key employees of the Company. The 2021 Plan provides for up to 5.0 million shares of common stock. the 2020 Plan generally have a term of five years and generally vest and become exercisable at various times from the option grant dates. These award will have such vesting or other provisions as may be established by the Board of Directors at the time of each award.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2021 is presented below:

	Non-vested Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	-
Granted	359,226	$4.95
Vested	(359,226)	$4.95
Forfeited	-	$-
Non-vested at December 31, 2021	-	$-

Total stock-based compensation expense recognized for the Company’s 2021 Plan was $1,776,750 for the year ended December 31, 2021.

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	LEASES

For operating leases, we calculated right of use assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the incremental borrowing rate, in accordance with ASC 842, Leases.

The Company leases office space at three locations in California, Florida and Massachusetts

The components of lease expense are as follows:
	Year Ended December 31,
	2021	2020
Operating lease expense	$433,025	$32,904
Amortization of right-of-use assets	39,757	241
Total lease expense	$472,782	$33,145

Future minimum lease payments for all leases as of December 31, 2021 are as follows:
Year	Amount
2022	$627,689
2023	463,532
2024	234,354
2025	241,373
2026	248,605
Thereafter	42,463
Total lease payments	1,858,016
Less: present value adjustment	(326,987)
Present value of total lease liabilities	1,531,029
Less: current lease liabilities	(495,134)
Long-term lease liabilities	$1,035,895

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2021, the weighted average remaining lease term is 3.8 years and the weighted average discount rate used to determine the operating lease liabilities is 10.0%.

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

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are certain transactions between the Company and the Haller Companies:

Sky Financial & Intelligence, LLC – Haller owns 100% of Sky Financial & Intelligence LLC (“Sky”), a Wyoming limited liability company, and serves as its sole Managing Member. Sky is a strategic merchant services company that focuses on high risk merchants and international credit card processing solutions. In 2018, Sky was using GreenBox’s QuickCard payment system as its main payment processing infrastructure, through Sky’s relationship with MTrac. It was through this successful relationship, that we came to know Haller and the Haller Network. Realizing that the Haller Network and Haller’s unique skill set was highly complementary to our business objectives, we commenced discussions to retain Haller through his consulting firm, Sky, for a senior role, directly responsible for growing GreenBox’s operations. Subsequently, in November 2018, Haller was appointed as our Senior Vice President of Payment Systems, for a monthly consulting fee of $10,000, paid to Sky (“Haller Consulting Fee”).  The Company did not pay any commissions to the related parties mentioned above for the years ended December 31, 2021 and 2020.

The Company recognized net revenue of $13,130,482 from outside third-party merchants through independent sales organization (ISO), Sky, for the year ended December 31, 2012.  The Company had accounts receivables of $6,540,027 from outside third-party merchants through Sky.   Net revenue through Sky for the year ended December 31, 2020 was not material.

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

The Company did not pay any commissions to the related parties mentioned above for the years ended December 31, 2021 and 2020.

13.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

●

Corporate Performance Consulting, LLC (CPC) v. GreenBox POS – On April 7, 2021, CPC filed a complaint against GreenBox in San Diego Superior Court. Plaintiff CPC alleges breach of contract, breach of implied covenant of good faith and fair dealing, goods and services rendered, negligent misrepresentation, violation of CA Business and Professions Code Section 17200, and unjust enrichment. The crux of CPC’s claim is that GreenBox failed to compensate for certain consulting and corporate advisory services. GreenBox believes the claims are without merit and intends to defend itself vigorously. On June 17, 2021 GreenBox filed a Cross-Complaint for breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, unjust enrichment, and rescission. The parties are now in the discovery phase.

●

GreenBox POS v. A.M.P of Florida, Inc. (AMP) – On March 9, 2021, GreenBox POS (mistakenly identified as “GreenBox POS, LLC”) filed suit against AMP in U.S.D.C for the middle district of Florida alleging breach of oral contract, conversion, and civil theft. GreenBox filed suit in order to recover processed funds unlawfully withheld by AMP. The parties amicably resolved all differences and filed a Joint Stipulation of Voluntary Dismissal with Prejudice on January 31, 2022.

●

America 2030 Capital Limited and Bentley Rothschild Capital Limited – On or about October 31, 2018, Nisan and Errez received constitutive notice, regarding arbitration against Nisan, Errez, PrivCo and possibly PubCo, from Bentley Rothschild Capital Limited (“Bentley”) and America 2030 Capital Limited (“America 2030”), both located in Nevis, West Indies, and both claiming breach of contract by Nisan and Errez of Nisan and Errez’s respective individual Master Loan Agreements and seeking forfeiture of 266,667 PubCo shares that PrivCo had transferred, on or about August 1, 2018, from PrivCo’s Control Shares under the terms of the MLAs. As of June 30, 2020, both parties have abandoned the matter and no further action was required by either party.

●

The Good People Farms, LLC (TGPF) - TGPF initiated an arbitration in AAA on or about April 20, 2020 against Greenbox POS, Fredi Nisan, Ben Errez, MTrac Tech., Vanessa Luna, and Jason LeBlanc. The matter was placed in abeyance for some time. On January 15, 2021 GreenBox filed a counter-claim for fraud - intentional misrepresentation, breach of contract, breach of covenant of good faith and fair dealing, violation of California Business and Professions Code Section 17200, and accounting. The arbitration was stayed pending further proceedings in the separate but related action filed by MTrac and Ms. Luna in San Diego Superior Court. The arbitration has now commenced again upon the state court's January 14, 2022 order denying MTrac's and Ms. Luna's motion for summary judgment and granting of The Good People Farm's motion to compel arbitration as to MTrac only. The Good People Farms intends to file an amended pleading with factual allegations concerning its original demand on or before March 21, 2022.

GREENBOX POS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●

Pure Health, et al. v. Worldpay LLC et al - On February 18, 2022 forty-three online marketer Plaintiffs filed suit in the Court of Common Pleas, Hamilton County, Ohio against Worldpay LLC (formerly Vantiv LLC), Fifth Third Bank, ChargeSavvy LLC, a wholly owned subsidiary of Greenbox POS, GreenBox POS, and John Does 1 (Defendants) through 10, alleging breach of contract, breach of implied covenant of good faith and fair dealing, conversion, and money had and received (constructive trust). Defendant GreenBox POS believes that Plaintiffs’ claims against it are without merit and plans to pursue all judicial remedies necessary to resolve this matter.

14.	SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Accordingly, the Company did not have any subsequent events that require disclosure other than the following:

●

On January 11, 2022, the Company entered into a binding agreement to acquire Roark Holdings, Ltd, a United Kingdom based licensed payment institution, in an all-stock transaction for 150,000 shares. Roark Holdings T/A Paysos.com is a respected UK payment institution which allows the licensor to process debit and credit card payments, in addition to local payments within the UK. Through this purchase, GreenBox accomplishes a significant strategic objective of expanding across multiple markets, made possible with the technology capabilities of Roark Holdings.

●

On January 31, 2022, the Company entered into an agreement with respect to the $100 million convertible note financing, originally entered into on November 2, 2021, in order to relieve immediate conversion concerns. Under the agreement, certain conversion triggers will be extended from February 3, 2022 to May 2, 2022. GreenBox has agreed to reduce the note principal by $6,000,000, down to $94,000,000 from the original $100,000,000 in consideration of a payment of $6.9 million. In return, the lender has agreed to adjust the initial conversion price from $15 to $12.

●

On March 31, 2022, the Company completed the acquisition of Transact Europe Holdings OOD. Transact Europe EAD (TEU) is an EU regulated electronic money institution headquartered in Sofia Bulgaria. TEU is a Principal Level Member of Visa, a Worldwide Member of MasterCard, and a Principal Member of China UnionPay. In addition, TEU is part of the direct SEPA program. With a global footprint, proprietary payment gateway and technology platforms, TEU offers a comprehensive portfolio of services, and decades of industry experience. TEU provides complete payment solutions by offering acquiring, issuing of prepaid cards and agent banking, serving hundreds of clients. The Company paid €26.0 million in total consideration for the purchase.

●

On March 31, 2022, the Company entered into and closed an asset purchase agreement with Sky Financial to purchase a portfolio of certain merchant accounts.  The asset purchase required $16.0 million of initial cash payment at closing, with a $5.0 million of earn out