Form 10-K/A
period 2021-12-31
GreenBox POS
filed 2022-05-02
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 25, 2022, there were 43,289,572 shares of registrant's common stock outstanding.

Documents Incorporated by Reference: None.

Audit Firm ID	Auditor Name	Auditor Location
5041	BF Borgers CPA PC	Lakewood, Colorado

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2021, of GreenBox POS (the “Company”) that we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K in their entirety to provide the information we indicated that we would incorporate by reference from our Proxy Statement for the 2022 annual meeting of stockholders in reliance on General Instruction G(3) to Form 10-K.

The Company is also filing as Exhibits to this Amendment certifications with respect to this filing by its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new exhibits. Because no financial statements are being filed in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including the certifications required under Section 906 of the Sarbanes-Oxley Act of 2002, since no financial statements are being filed with this Amendment.

Other than the items outlined above, this Amendment does not modify or update the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by us with the SEC.

Capitalized terms not defined in this Amendment have the meaning given to them in the Original Filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment and the Annual Report on Form 10-K that it amends, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events.

You should not place undue reliance on forward looking statements. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in our press releases) for other factors that may cause actual results to differ materially from those projected by the Company. For additional information regarding risk factors that could affect the Company’s results, see “Risk Factors” in the Annual Report on Form 10-K amended hereby, and as may be included from time-to-time in our reports filed with the SEC.

The Company intends the forward-looking statements to speak only as of the time of such statements and does not undertake or plan to update or revise such forward-looking statements as more information becomes available or to reflect changes in expectations, assumptions or results. The Company can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in the Annual Report on Form 10-K amended hereby, could materially and adversely affect our results of operations, financial condition, and liquidity, and our future performance.

In this Amendment, unless the context otherwise requires, all references to “the Company,” “we,” “our”, “us” and “PubCo” refer to GreenBox POS, a Nevada corporation.

Unless the context otherwise requires, all references to “PrivCo” or the “Private Company” refer to GreenBox POS LLC, a limited liability company, formed in the state of Washington.

On February 17, 2021, the Company effected a reverse stock split of the Company’s shares of common stock outstanding and a proportional decrease of the Company’s authorized shares of common stock at a ratio of one-for-six (the “Stock Split”). Following the Stock Split, the Company has 82,500,000 shares of common stock authorized (the number of authorized shares of Preferred Stock remains 5,000,000). All share and per share information in this Amendment have been retroactively adjusted for all periods presented, unless otherwise indicated, to give effect to the Stock Split, including the financial statements and notes thereto.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of each of the Company’s executive officers and directors.

Name	Age	Position(s)
Executive Officers
Fredi Nisan	40	Director and Chief Executive Officer (Principal Executive Officer)
Ben Errez	61	Chairman of the Board of Directors and Executive Vice President
Benjamin Chung	46	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Jacqueline Dollar	56	Chief Marketing Officer
Lindsey-Shannon Lee	37	Vice President Legal and Board Secretary
Min Wei	47	Chief Operating Officer

Non-Employee Directors
Genevieve Baer	44	Director
William J. Caragol	54	Director
N. Adele Hogan	60	Director
Dennis James	71	Director
Ezra Laniado	38	Director

Business Experience of Executive Officers

Ben Errez has acted as Chairman of our Board of Directors (the “Board”), Executive Vice President, Principal Financial Officer and Principal Accounting Officer since July 2017. He has brought this expertise to the Company to lead the Company into the forefront of the blockchain-based financial software, services and hardware market. Since 2017, Errez has been a principal of the GreenBox Business. From August 2004 until August 2015, Errez formed the start-up IHC Capital, where he held the position of Principal Consultant from founding to the present date, through which he advises clients in the South Pacific region with market capitalizations ranging from $50M to $150M on matters such as commerce, security, reliability and privacy. From January 1991 to August 2004, he served as Software Development Lead for the Microsoft International Product Group. He led the International Microsoft Office Components team (Word, Excel, PowerPoint) in design, engineering, development and successful deployment. He also served as Executive Representative of Microsoft Office and was a founding member of the Microsoft Trustworthy Computing Forum, both within the company, and internationally. Errez co-authored the first Microsoft Trustworthy Computing Paper on Reliability. At Microsoft, Mr. Errez was responsible for the development of the first Microsoft software translation Software Development Kit (“SDK”) in Hebrew, Arabic, Thai and Simplified Chinese, as well as the development of the first bidirectional extensions to Rich Text Format (“RTF”) file format, all bidirectional extensions in text converters for Microsoft Office, and contributed to the development of the international extensions to the Unicode standard to include bidirectional requirements under the World Wide Web Consortium (“W3C”). He received his Bachelor Degree in Mathematics and Computer Science from the Hebrew University.

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

Benjamin Chung has served as Chief Financial Officer since April 2021. From 2012 until April 2021, Mr. Chung was the founder and was a managing partner at Benjamin & Ko, a public accounting and consulting firm (“Ben & Ko”). From 2010 through June 2012, Mr. Chung was the International Controller and International Chief Financial Officer for American Apparel, Inc., a global vertically integrated apparel manufacturing and retail company that was publicly traded on the NYSE American. From 2008 to 2010, Mr. Chung was a Partner at BDO Korea and Senior Manager of the Korea Desk for BDO USA. From January 2007 to October 2008, Mr. Chung was a Director of Internal Audit of Big 5 Sporting Goods, Inc., a retailer in consumer sporting goods. From 2004 to 2007, Mr. Chung was an Audit Manager at Ernst & Young and PwC. From 1999 to 2004, Mr. Chung was an Audit Manager at PricewaterhouseCooper. Mr. Chung was also previously an Audit Committee Chair and Board Member for Franklin Wireless Corp, a public company listed on NASDAQ, between 2016 and June 2020. He has an undergraduate degree from California State Polytechnic University, Pomona and is a certified public accountant.

Jacqueline Dollar has served as Chief Marketing Officer since November 2021. From February 2021 to November 2021 Ms. Dollar served as vice president of marketing for Sprouts Farmers Market. She has built her reputation as a world-class global marketer, working with Coca-Cola, McDonald’s, Verizon, Walmart, L’Oréal, Xbox, 7-Eleven and many other Fortune 500 brands. From May 2014 through September 2018 Ms. Dollar served as Chief Marketing Officer of Storydog and from September 2018 to March 2020, Ms. Dollar served as Managing Director of Newlink Communications. She has managed award-winning marketing programs with partners such as the NFL, Super Bowl LIV, the Olympics, the FIFA World Cup, Sony Pictures, Universal Music and others.

Lindsey-Shannon Lee has served as Vice President Legal and Board Secretary since June 2019. Prior to joining GreenBox, Ms. Lee served as in-house counsel for two globally recognized archetypal brands. She began her legal career in copyright litigation. Following admission to the CA Bar, she set roots in-house at an iconic international media company in Los Angeles, California, where she oversaw all in house legal matters including development, production, and clearances for television, radio, and digital platforms. In 2015, Ms. Lee moved to San Diego, California where she served as in-house counsel for LG Electronics U.S.A., Inc. through June 2019. There she advised various LG divisions and subsidiaries on day-to-day operations, corporate affairs, marketing, advertising, intellectual property issues, and regulatory compliance including data privacy and cybersecurity. She managed and oversaw various complex litigation matters and her complex contract negotiations contributed to upwards of $500 million annual revenue. She advised the global mobile division on emerging trends, regulatory updates, and best practices governing data privacy and cybersecurity.

Min Wei has served as Chief Operating Officer since February 2022. Mr. Wei is an accomplished operations executive with extensive experience in overseeing and managing the strategic vision while driving operational, managerial and administrative excellence to foster growth. Mr. Wei has built and led teams in international tech companies over the past 20+ years. Prior to joining GreenBox, from March 2020 to February 2022, Mr. Wei was Senior VP, Chief Customer Officer at Cubic Corporation where he spearheaded the cultural shift to win over customers and, from November 2015 to March 2020 he Senior Vice President of Operations at Cubic's transportation business where he successfully led global service strategy, transformation and technology driven innovation that significantly improved 24x7x365 service performance and user experience for major public transit payment management systems serving 50 million+ people globally. Previously Mr. Wei also held executive positions at Cubic, ERG, and a number of tech companies where he oversaw financial management, business operations and M&A integrations. Mr. Wei is active in promoting technology advancement and digital transformation and served on the advisory board at the Technology & Services Industry Association (TSIA). He holds an MBA with an emphasis in finance, banking and international business from the University of San Francisco.

Business Experience of Non-Employee Directors

Genevieve Baer has served as a Director since February 2021 and has been chief executive officer of JKH Consulting since 2009. JKH Consulting is a real estate finance consulting firm that has advised on transactions with a collective value of over $10 billion. Prior to her work with JKH Consulting, Ms. Baer worked at Magnet Industrial Bank for 6 years at the end of which tenure she was a Senior Vice President. Ms. Baer also worked at US Bancorp Piper Jaffray for 9 years as a Vice President working on equity and debt real estate financings. Ms. Baer earned a B.S. in chemistry from the University of Utah.

William J. Caragol has served as a Director since February 2021 and has, since April 2020, been Executive Vice President and Chief Financial Officer of Hawaiian Springs LLC, a natural artesian bottled water company. From 2018 to the present, Mr. Caragol has also been Managing Director of Quidem LLC, a corporate advisory firm. Since 2015, Mr. Caragol has been Chairman of the Board of Thermomedics, Inc., a medical diagnostic equipment company. From 2012 to 2018, Mr. Caragol was Chairman and CEO of PositiveID, a holding company that was publicly traded that had a portfolio of products in the fields of bio detection systems, molecular diagnostics, and diabetes management products. Mr. Caragol earned a B.S. in business administration and accounting from Washington & Lee University.

Dennis James has served as a Director since May 2021. Mr. James is an accomplished financial executive with over 45 years of banking, accounting, and M&A experience, with both public and private companies. After nine years in public accounting, Mr. James joined Bank OZK in 1981 as its Chief Financial Officer and a member of its board of directors. In November 1984, he left the Bank to serve as Vice Chairman and Chief Operating Officer of LSI Financial Group. In 2005, James rejoined Bank OZK and moved to the Dallas area to serve as its North Texas Division President, returning to Little Rock, Arkansas in 2012 to direct the Bank’s Mergers and Acquisition activities and their Regulatory and Government Relations. James retired from the Bank in February 2022 but remains active on boards of directors and providing executive consulting services to various companies. Throughout his public accounting and executive management career, Mr. James served on boards of a variety of private companies and nonprofits. Mr. James graduated from the University of Arkansas with honors, receiving a Bachelor of Science and Bachelor of Law degree with a major in accounting.

N. Adele Hogan has served as a Director since April 2022. Ms. Hogan has over 20 years of experience in legal work and has been a Partner and Co-Chair of the Corporate and Securities Practice Group at Lucosky Bookman LLP since March 2021. From 2012 to March 2021, she was a Partner at Hogan Law Associates PLLC. During 2016, Ms. Hogan was also a Director at Deutsche Bank. From 2009 to 2012 Ms. Hogan was Counsel at Cadwalader, Wickersham & Taft LLP, from 2007 to 2009 she was a Partner at White & Case LLP, and from 2005 to 2007 she was a Partner at Linklaters LLP. From 1995 to 2005, Ms. Hogan was a Senior Attorney at Cravath Swaine & Moore LLP. Ms. Hogan is a director of Jupiter Wellness Acquisition Corp. Ms. Hogan received a J.D. from Cornell University Law School in 1985 and a B.A. from Cornell University in 1982.

Ezra Laniado has served as a Director since February 2021 and has, since 2018, been Executive Director of the San Diego chapter of Friends of Israel Defence Forces and, since 2017, been Regional Director of the San Diego chapter of the Israeli-American Council, two American charitable organizations providing support and funds for Israel and the Israeli community in America. In such capacity, Mr. Laniado has raised over $5 million in donations and managed over 30 volunteers. From 2014 to 2017, Mr. Laniado was Co-Founder and Business Director of Shonglulu Group, a fashion brand. As Business Director, Mr. Laniado raised capital, coordinated the company’s marketing strategy, and implemented its business plan. Prior to 2014, Mr. Laniado was an attorney in Israel for 4 years. Mr. Laniado received a B.A. and an L.L.B. from the Interdisciplinary Center Herzliya.

Family Relationships

The Company employs two of our CEO’s brothers, Dan and Liron Nusonivich, who are paid approximately $195,000 and $105,000 per year, respectively. There are no family relationships between any of other directors or executive officers and any other employees or directors or executive officers. The Company made charitable donations to a 501(c)(3) no-profit organizations in which Nate Errez, the son of Ben Errez, is a member, and may be seen as the primary beneficiary of the donations.

Corporate Governance Overview

Director Independence

The Board has reviewed the independence of our directors based on the listing standards of the Nasdaq Capital Market. Based on this review, the Board has determined that each of Ms. Baer and Messrs. Caragol, James, and Laniado are independent within the meaning of the Nasdaq rules. In making this determination, our Board considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our Board deemed relevant in determining their independence. As required under applicable Nasdaq rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Board Committees

The Board has established the following three standing committees: audit committee; compensation committee; and nominating and governance committee, or nominating committee. Each of our independent directors, Ms. Baer and Messrs. Caragol, James, and Laniado, serves on each committee. Mr. Caragol serves as chairman of each committee. Our Board has adopted written charters for each of these committees. Copies of the charters are available on our website. Our Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The audit committee is responsible for, among other matters:

●	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm the independence of its members from its management;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements;

●	coordinating the oversight by our Board of our code of business conduct and our disclosure controls and procedures

●	establishing procedures for the confidential and/or anonymous submission of concerns regarding accounting, internal controls or auditing matters;

●	reviewing and approving related-person transactions; and

●	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;

The Board has reviewed the independence of our directors based on the listing standards of Nasdaq. Based on this review, the Board has determined that that each of Ms. Baer and Messrs. Caragol, James and Laniado meet the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 and NASDAQ rules. The Board has determined that Mr. Caragol qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Risk Oversight

Our Board oversees a company-wide approach to risk management. Our Board determines the appropriate risk level for us generally, assess the specific risks faced by us and review the steps taken by management to manage those risks. While our Board has ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas.

Specifically, our compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards it administers. Our audit committee oversees management of enterprise risks and financial risks, as well as potential conflicts of interests. The Board is responsible for overseeing the management of risks associated with the independence of our Board.

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

Delinquent Section 16(A) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and any beneficial owners of more than 10% of our common stock to file reports relating to their ownership and changes in ownership of our common stock with the SEC and Nasdaq by certain deadlines. With respect to our current directors and executive officers who also held such positions during the year ended December 31, 2021, based on a review of their Section 16 filings, we believe that the below late reports were made. There were no known failures to file a required form. The Company is putting in place processes to ensure our directors and executive officers file on a timely basis in 2022.

Name and Affiliation	No. of Late Reports	No. of Transaction not Filed on a Timely Basis
Ben Errez, Chairman of the Board	4	10
Fredi Nisan, Director and Chief Executive Officer	4	10
Benjamin Chung, Chief Financial Officer	1	2
Genevieve Baer, Director	3	9
William J. Caragol, Director	3	9
Dennis James, Director	3	6
Ezra Laniado, Director	4	16
Lindsey Lee, VP of Legal	4	19

Item 11 - Executive Compensation

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (Principal Executive Officer) and our two most highly compensated executive officers other than the Principal Executive Officer (collectively, the “Named Executive Officers”) during fiscal years 2021 and 2020. Our Named Executive Officers in 2020 were Mr. Nisan, Mr. Errez, and Mr. Haller (Senior Vice President of Payment Systems in 2020). While Mr. Haller remained an employee of the Company through March 2022, he was not a Named Executive Officer in 2021. Our Named Executive Officers in 2021 were Mr. Nisan, Benjamin Chung, and Vanessa Luna. In addition, we are disclosing Mr. Errez’s compensation for 2021 because he is a member of the Board of Directors.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Ben Errez	2021	201,545	52,500	12,708	40,009	114,953	381,710
Chairman/EVP	2020	200,099	-	-	537,500	26,275	750,846

Fredi Nisan	2021	202,959	20,000	12,708	40,009	104,686	346,357
CEO/Director	2020	200,099			537,500	13,672	751,271

Kenneth Haller	2021	-	-	-	-	-	-
SVP of Payment Systems	2020	202,492		-	-	-	202,492

Benjamin Chung	2021	213,333	-	495,000	-	961	709,294
Chief Financial Officer (3)	2020	-	-	-	-	-	-

Vanessa Luna	2021	224,109	-	-	40,002	10,899	274,998
Chief Operating Officer (4)	2020	-	-	-	-	-	-

1.

Represents the fair value of the share and option awards for the year ended December 31, 2021, using the Black-Scholes valuation method and calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the holder.

2.

All other compensation includes Company paid healthcare insurance premiums, compensation for board member, and 401(k) match.  For each of Messrs. Errez and Nisan, as members of the Board, their compensation includes $50,000 in cash and $40,005 in stock awards.

3.	Mr. Chung joined the Company in May 2021

4.	Ms. Luna joined the Company in 2021 and left in March 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by Mr. Nisan and Ms. Luna (two of our Named Executive Officers for 2021) as of December 31, 2021. Mr. Chung did not hold any equity awards as of that date:

	Option Awards(1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable (#)	Number of Securities Underlying Unexercised Options, Not Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Fredi Nisan	83,333		6.06	06/01/2026	482	10.37
	3,005		13.31	06/02/2026	647	7.73
					496	10.09
					659	7.59
Vanessa Luna	3,306		12.10	06/02/2031	50,000	11.79
					41,667	8.91
					125,000	4.95

Employment/Consulting Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has not entered into employment agreements or other compensation agreements with its executive officers. All employee contracts are “at will.” There are no potential payments payable to the Named Executive Officers upon a termination of employment in connection with a change in control.

Director Compensation

The following table sets forth compensation earned by each non-employee Director who served during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Genevieve Baer	22,500	12,477	34,947
William J. Caragol	45,000	24,962	69,962
Dennis James	15,000	5,010	20,010
Ezra Laniado	22,500	17,537	40,037
Carl Williams (3)	15,000	5,010	20,010

(1)	Represents the cash portion of annual director fees.

(2)

Represents the fair value of the share awards for the year ended December 31, 2021, using the Black-Scholes valuation method calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the board member.

(3)	Mr. Williams resigned in April 2022.

Each non-employee director has entered into Board of Director Agreements (the “BOD Agreements”). Pursuant to the BOD Agreements, each non-employee director receives cash compensation in the amount of $2,500 per month, with Mr. Caragol receiving $5,000 per month. Pursuant to the BOD Agreements, each non-employee director will each receive equity compensation in the form of shares of Common Stock in an amount equal to $2,500 per month, with Mr. Caragol receiving shares of Common Stock in an amount equal to $5,000 per month. Additionally, from time to time, each of the independent directors may receive awards pursuant to the Company’s Equity Incentive Plan.

Each non-employee director has agreed to execute an indemnification agreement in favor of the Board member substantially in the form of the agreement attached to each BOD Agreement as Exhibit A (the “Indemnification Agreement”). In addition, so long as the Company’s indemnification obligations exist under the Indemnification Agreement, the Company shall provide the Board member with directors’ and officers’ liability insurance coverage in the amounts specified in the Indemnification Agreement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth certain information with respect to the beneficially owned holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. Applicable percentage ownership is based on the 41,898,391 (this is the 43,297,977 shares reported on the shareholders list minus the 1,398,586 shares held by the Company itself which are nonvoting treasury shares) shares of Common Stock outstanding as of April 27, 2022. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at 3131 Camino Del Rio North, Suite 1400, San Diego, California.

Name and Address of Owner	Shares of Common Stock Owned Beneficially		Percent of Class

5% Holders
GreenBox POS LLC (1)	20,455,875		48.82%
Ken Haller	2,383,667		5.69%

Officers and Directors
Ben Errez (2)	10,227,938	(3)	49.03%
Fredi Nisan (4)	10,357,339	(3)	48.96%
Min Wei	0		*
Lindsey-Shannon Lee (5)	23,798		*
Jacqueline Dollar	0		*
Benjamin Chung	20,000		*
Genevieve Baer	6,318		*
Adele Hogan	0		*
William J. Caragol	11,161		*
Dennis James	17,703		*
Ezra Laniado	10,887		*
Total of Officers and Directors (11 Persons)	23,158,679		55.04%

* Less than 1%

(1) GreenBox POS LLC (“PrivCo”) holds 20,455,875 shares of the Company’s issued and outstanding stock. PrivCo is managed by its two managing members, Ben Errez and Fredi Nisan, both of whom serve as our sole officers and directors. Messrs. Errez and Nisan each own 50% of PrivCo.

(2)  Mr. Errez owns 50% of PrivCo and therefore owns 10,227,938 shares held by PrivCo. As one of two managing members of PrivCo, Mr. Errez has influence over PrivCo’s entire holding of 20,455,875 shares.

(3) Includes 86,338 fully vested options.

(4)  Mr. Nisan owns 50% of PrivCo and therefore owns 10,227,937 shares held by PrivCo. As one of two managing members of PrivCo, Mr. Nisan has influence over PrivCo’s entire holding of 20,455,875 shares. Additionally, relatives of Mr. Nisan, who may be influenced by Mr. Nisan, hold 106 shares of the Company’s issued and outstanding stock.  Of the 20,455,875 shares held in the name of PrivCo, Mr. Nisan has pledged 136,987 shares as security for a loan (based on a price per share of $3.65).

(5) Includes 5,923 fully vested options.

Item 13 - Certain Relationships and Related Transactions and Director Independence

The following includes a summary of transactions since January 1, 2020 to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers, and stockholders.

Mr. Nisan

The Company hired Dan Nusinovich on or about February 19, 2018 as our Development and Testing Manager and he was promoted to Vice President of Development on or about January 12, 2022. Dan is the brother of Fredi Nisan, our CEO and Director.

The Company hired Liron Nusinovich on or about July 16, 2018 as a Risk Analyst and he was promoted to Junior Product Owner on or about February 16, 2022. Liron is the brother of Fredi Nisan, our CEO and Director.

Mr. Haller

On January 25, 2021, the Company issued a press release announcing it had entered into a non-binding Memorandum of Understanding to acquire ChargeSavvy LLC, a financial technology company specializing in payment processing and POS systems, for total consideration of up to $52 million in restricted shares of the Company’s common stock with $31 million.

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

The Company recognized net revenue of $13,130,482 from outside third-party merchants through independent sales organization (ISO), Sky, for the year ended December 31, 2012.  The Company had accounts receivables of $6,540,027 from outside third-party merchants through Sky as of December 31, 2021 which have since been received.   Net revenue through Sky for the year ended December 31, 2020 was not material.

On March 31, 2022, the Company entered into and closed an asset purchase agreement with Sky Financial to purchase a portfolio of certain merchant accounts. The asset purchase required $16.0 million of initial cash payment at closing. The Company will also issue to Sky Financial 500,000 shares of common stock (issuance still pending as of April 27, 2022). As of March 31, 2022, Mr. Haller is no longer an employee of the Company.

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

Ms. Hogan

Ms. Hogan joined the Board on April 4, 2022. Ms. Hogan has been a Partner and Co-Chair of the Corporate and Securities Practice Group at Lucosky Bookman LLP since March 2021. Lucosky Brookman provides legal services to the Company. Since January 1, 2021, the Company has paid $907,897 in legal fees to Lucosky Brookman.

Item 14 - Principal Accounting Fees and Services

The following fees were paid to BF Borgers CPA, PC for services rendered in years ended December 31, 2020 and 2021. On April 19, 2022 BF Borgers CPA, PC was dismissed as the Company’s independent registered public accounting firm and Simon & Edward, LLP was appointed as the Company’s new independent registered public accounting firm.

	Year Ended December 31,
	2020	2021
Audit Fees(1)	$125,000	$372,600
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees(2)	73,200	-

(1)

Audit fees consist of fees billed for professional services by Borgers CPA, PC for audit and quarterly review of the Company’s consolidated financial statements during the years ended December 31, 2021 and 2020 and related services normally provided in connection with statutory and regulatory filings or engagements.

(2)	All other fees consist of fees billed for professional services by Borgers CPA, PC for services related to the Transact Euro and Charge Savvy transactions.

Pre-Approval Policies and Procedures

In accordance with Section 10A(i) of the Securities Exchange Act of 1934, as amended, before we engage our independent registered public accounting firm to render audit or non-audit services, the engagement is approved by our Audit Committee. Our Audit Committee approved all of the fees referred to in the rows titled “Audit Fees,” and “All Other Fees” in the table above.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

b)	Exhibits:

The following is a list of all exhibits filed or furnished as part of this report.

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

31.3	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.4	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GreenBox POS

Date: May 2, 2022	By:	/s/ Benjamin Chung
Benjamin Chung
Chief Financial Officer