Form 10-Q
period 2022-03-31
GreenBox POS
filed 2022-05-16
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from to

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

Number of shares outstanding of the issuer’s classes of common equity, as of May 9, 2022 was 41,418,402 Shares of Common Stock (One Class)

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREENBOX POS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2022	2021
ASSETS

Current Assets:
Cash and cash equivalents	$27,594,032	$89,559,695
Restricted cash	462	-
Accounts receivable, net of allowance for bad debt of $54,795 and $54,795, respectively	468,591	481,668
Inventory, net of inventory reserve of $3,127 and $3,127, respectively	217,107	286,360
Cash due from gateways, net of allowance of $3,904,952 and $3,904,952, respectively	20,807,373	18,941,761
Prepaid and other current assets	35,263,038	6,420,696
Total current assets	84,350,603	115,690,180

Non-current Assets:
Property and equipment, net	1,708,194	1,674,884
Other assets	172,350	190,636
Goodwill	6,048,034	6,048,034
Intangible Assets, net	25,267,371	7,578,935
Operating lease right-of-use assets, net	1,361,730	1,490,159
Total non-current assets	34,557,679	16,982,648

Total assets	$118,908,282	$132,672,828

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,069,136	$871,037
Other current liabilities	609,723	501,167
Accrued interest	1,775,620	1,226,287
Payment processing liabilities, net	5,390,413	4,997,807
Derivative liability	26,435,000	18,735,000
Current portion of operating lease liabilities	549,668	495,134

Total current liabilities	35,829,560	26,826,432
Long-term debt	649,900	649,900
Convertible debt, net of debt discount of $35,824,000 and $41,344,822, respectively	58,176,000	58,655,178
Operating lease liabilities, less current portion	891,680	1,035,895

Total liabilities	95,547,140	87,167,405

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001, 82,500,000 shares authorized, shares issued and outstanding of 43,289,572 and 43,546,647, respectively	42,574	42,831
Common stock issuable, par value $0.001, 500,000 and 0 shares issuable, respectively	541	-
Additional paid-in capital	90,982,614	88,574,469
Accumulated deficit	(59,494,048)	(38,178,061)
Less: Treasury stock, at cost; 1,398,586 and 714,831, respectively	(8,170,539)	(4,933,816)
Total stockholders' equity	23,361,142	45,505,423

Total liabilities and stockholders' equity	$118,908,282	$132,672,828

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

Net revenue	$4,895,526	$4,749,441
Cost of revenue	2,563,830	1,593,771

Gross profit	2,331,696	3,155,670

Operating expenses:
Advertising and marketing	140,966	24,725
Research and development	1,938,133	653,381
General and administrative	1,792,184	566,195
Payroll and payroll taxes	2,383,397	559,201
Professional fees	1,504,561	457,752
Stock compensation for employees	166,800	797,613
Stock compensation for services	126,414	9,453,825
Depreciation and amortization	454,341	6,009
Total operating expenses	8,506,796	12,518,701

Income (Loss) from operations	(6,175,100)	(9,363,031)

Other income (expense):
Interest expense	(1,889,485)	(594,258)
Interest expense - debt discount	(5,520,822)	(2,993,408)
Changes in fair value of derivative liability	(7,700,000)	-
Merchant liability settlement	-	(364,124)
Other income or expense	49,316	(14,611)
Total other income (expense), net	(15,060,991)	(3,966,401)

Loss before provision for income taxes	(21,236,091)	(13,329,432)

Income tax provision	79,896	-

Net loss	$(21,315,987)	$(13,329,432)

Net loss per share:
Basic and diluted	$(0.51)	$(0.38)

Weighted average number of common shares outstanding:
Basic and diluted	42,110,890	34,917,106

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock				Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Issuable	Amount	Shares	At Cost	Capital	Deficit	(Deficit)

Balance at December 31, 2021	43,546,647	$42,831	-	$-	(714,831)	$(4,933,816)	$88,574,469	$(38,178,061)	$45,505,423

Common stock issued for services	30,508	31	8,905	8	-	-	126,375	-	126,414

Common stock issued to shareholder	33,333	33	-	-	-	-	(33)	-	-

Common stock issued for stock options exercised	12,417	12	-	-	-	-	5,203	-	5,215

Common stock contributed and cancelled from shareholder	(333,333)	(333)	-	-	-	-	333	-	-

Common stock issuable - Acquisition of Sky assets	-	-	500,000	500	-	-	2,109,500	-	2,110,000

Common stock shares contributed by shareholder	-	-	(500,000)	(500)	-	-	500	-	-

Common stock shares issuable to shareholder	-	-	533,333	533	-	-	(533)	-	-

Treasury Stock	-	-	-	-	(683,755)	(3,236,723)	-	-	(3,236,723)

Stock compensation expense	-	-	-	-	-	-	166,800	-	166,800

Net loss	-	-	-	-	-	-	-	(21,315,987)	(21,315,987)

Balance at March 31, 2022	43,289,572	$42,574	542,238	$541	(1,398,586)	$(8,170,539)	$90,982,614	$(59,494,048)	$23,361,142

	Common Stock				Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Shares	At Cost	Capital	Deficit	(Deficit)

Balance at December 31, 2020	30,710,645	$30,711	-	$-			$12,079,074	$(11,724,549)	$385,236

Common stock issued for exercise of warrant	1,777,778	1,778	-	-			3,518,222	-	3,520,000

Common stock issued for conversion of convertible debt	1,944,444	1,944	-	-			3,848,056	-	3,850,000

Common shares issued for restricted shares to executive	83,333	83	-	-			(83)	-	-

Common stock issued for services	783,859	784	-	-			9,453,041	-	9,453,825

Common stock issued for interest for convertible debt	96,664	97	-	-			594,258	-	594,355

Common stock issued for non-cash stock option exercise	39,332	39	-	-			(39)	-	-

Common stock issued for stock options exercised	5,500	6	-	-			2,244	-	2,250

Issuances of common stock, net of issuance costs of $4,305,758	4,772,500	4,773	-	-			45,800,718	-	45,805,491

Payment for previous common stock repurchased under treasury method	-	-	-	-			(4,194,000)	-	(4,194,000)

Issuances of common stock from previous unregistered shares	703,276	703	-	-			(703)	-	-

Stock compensation expense	-	-	-	-			797,613	-	797,613

Net loss	-	-	-	-			-	(13,329,432)	(13,329,432)

Balance at March 31, 2021	40,917,331	$40,918	-	$-			$71,898,401	$(25,053,981)	$46,885,338

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(21,315,987)	$(13,329,432)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	454,341	6,010
Noncash lease expense	38,748	(1,135)
Stock compensation expense	166,800	797,613
Common stocks issued for professional fees	126,414	9,453,825
Stock compensation issued for interest	-	594,355
Interest expense - debt discount	5,520,822	2,993,408
Changes in fair value of derivative liability	7,700,000	-
Changes in assets and liabilities:		-
Other receivable, net	13,077	-
Inventory	69,253	-
Prepaid and other current assets	(31,742)	(2,382,623)
Cash due from gateways, net	(1,865,612)	(4,544,760)
Other assets	18,286	-
Accounts payable	198,100	(32,056)
Other current liabilities	108,556	30,857
Accrued interest	549,333	-
Payment processing liabilities, net	392,606	(4,844,841)
Net cash provided by (used in) operating activities	(7,857,005)	(11,258,779)

Cash flows from investing activities:
Purchases of property and equipment	(66,088)	(11,108)
Cash provided for Transact Europe Acquisition	(28,810,600)	-
Cash provided for Sky asset acquisition	(16,000,000)	-
Net cash used in investing activities	(44,876,688)	(11,108)

Cash flows from financing activities:
Treasury stock repurchase	(3,236,723)	-
Proceeds from stock option exercises	5,215	2,250
Repayments on convertible debt	(6,000,000)	-
Proceeds from exercise of warrant	-	3,520,000
Repurchase of common stock from stockholder	-	(4,194,000)
Proceeds from issuance of common stock	-	45,805,491
Net cash provided by (used in) financing activities	(9,231,508)	45,133,741

Net increase in cash, cash equivalents, and restricted cash	(61,965,201)	33,863,854

Cash, cash equivalents, and restricted cash – beginning of period	89,559,695	1,832,735

Cash, cash equivalents, and restricted cash – end of period	$27,594,494	$35,696,589

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,891,392	$-
Income taxes	$-	$-

Non-cash financing and investing activities:
Convertible debt conversion to common stock	$-	$3,850,000
Interest accrual from convertible debt converted to common stock	$-	$58,050
Share issuable for assets purchased from Sky Financial	$2,110,000	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The Company was formerly known as ASAP Expo, Inc ("ASAP”), and was incorporated in the state of Nevada on April 10, 2007. On January 4, 2020, PubCo and GreenBox POS LLC, a Washington limited liability company ("PrivCo”), entered into an Asset Purchase Agreement (the "Agreement”), to memorialize a verbal agreement (the "Verbal Agreement”) entered into on April 12, 2018, by and among PubCo (the Buyer) and PrivCo (the Seller). On April 12, 2018, pursuant to the Verbal Agreement, PubCo acquired PrivCo’s blockchain gateway and payment system business, point of sale system business, delivery business and kiosk business, bank and merchant accounts, as well as all intellectual property related thereto (the "GreenBox Business”). As consideration for the GreenBox Business, on April 12, 2018, PubCo assumed PrivCo’s liabilities that had been incurred in the normal course of the GreenBox Business.

On May 3, 2018, PubCo formally changed its name to GreenBox POS LLC, then subsequently changed its name to GreenBox POS on December 13, 2018.

On May 21, 2021, the Company acquired all of the outstanding stock of Northeast Merchant Systems, Inc. ("Northeast”) in a transaction treated as a business combination. Northeast is a merchant services company providing merchant credit card processing through their own Bank Identification Number (BIN) with the acquiring bank Merrick. This involves inside operations for new merchants that include sales assistance and applications processing, underwriting, and onboarding; inside operations for existing merchants include risk monitoring and customer service. Outside operations include: equipment service or replacement; sales calls and applications, site inspections and identity verification; security verification; and on-site customer service and technical support.

On July 13, 2021 (the "Closing Date”), GreenBox POS entered into and closed on a Membership Interest Purchase Agreement (the "Purchase Agreement”) with Charge Savvy LLC, an Illinois limited liability company ("Charge Savvy”), and Charge Savvy’s three members (collectively, the "Sellers”). One of the Sellers, Ken Haller, was an employee of the Company on the Closing Date. As a result of the Purchase Agreement, the Company purchased all of Charge Savvy’s issued and outstanding membership interests from the Sellers and Charge Savvy became a wholly owned subsidiary of the Company. Although the Purchase Agreement is dated July 9th, it was entered into and closed on July 13th.The purchase price under the Purchase Agreement for the all- stock transaction consisted of 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the "Common Stock”) being issued and delivered to Sellers in proportion to the Sellers’ share of their membership interests in Charge Savvy. The share price at issuance was $12.14. Charge Savvy is a global Fintech company that specializes on developing software and providing payment processing and point of sale services to the merchant services industry. Charge Savvy also owns an approximately 64,000 square foot office building located in Chicago, Illinois where it is headquartered.

On March 31, 2022, the Company completed the acquisition of Transact Europe Holdings OOD. Transact Europe EAD (TEU) is an EU regulated electronic money institution headquartered in Sofia Bulgaria. TEU is a Principal Level Member of Visa, a Worldwide Member of MasterCard, and a Principal Member of China UnionPay. In addition, TEU is part of the direct SEPA program. With a global footprint, proprietary payment gateway and technology platforms, TEU offers a comprehensive portfolio of services, and decades of industry experience. TEU provides complete payment solutions by offering acquiring, issuing of prepaid cards and agent banking, serving hundreds of clients. The Company paid approximately $28.8 million (€26.0 million) in total consideration for the purchase.

Basis of Presentation and Consolidation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

Unaudited Interim Financial Information

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements and accompanying notes have been condensed or omitted in these accompanying interim consolidated financial statements and footnotes. Accordingly, the accompanying interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

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

In 2022 and 2021 the Company utilized several gateways. The gateways have strict guidelines pertaining to scheduling of the release of funds to merchants based on several criteria, such as return and chargeback history, associated risk for the specific business vertical, average transaction amount and so on. In order to mitigate processing risks, these policies determine reserve requirements and payment in arrears strategy. While reserve and payment in arrears restrictions are in effect for a merchant payout, the Company records gateway debt against these amounts until released.

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

The Company did not have any Level 1 and Level 2 fair value measurement. The Company had the following Level 3 fair value measurement:

Fair Value at March 31, 2022

Customer Relationship	$25,196,976
Business intellectual properties	$2,611,088
Derivative Liability	26,435,000

Fair Value at December 31, 2021

Customer Relationship	$5,820,195
Business Technology/IP	$2,611,088
Derivative liability	$18,735,000

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever management believes that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the carrying value is determined to be unrecoverable, an impairment loss is recognized through a charge to expense. As of March 31, 2022, the Company does not believe that impairment indicators are present, and accordingly, based on this assessment, no further impairment analysis was performed.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net of operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As of March 31, 2022, we have no material unrecognized tax benefits, and we expect no material unrecognized tax benefits for the next 12 months.

Earnings Per Share

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings/loss per share is the same as the basic earnings/loss per share for the three months ended March 31, 2022 and 2021, as there are no potential shares outstanding other than options that would have a dilutive effect.

Recently Adopted Accounting Updates

In November 2021, the FASB issued ASU 2021-10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which created FASB ASC Topic 832, Government Assistance (ASC 832). ASC 832 requires business entities to disclose information about certain government assistance they receive. The Company adopted this standard on January 1, 2022 and determined there was no material impact on the Company's condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers," as if the acquirer had originated the contracts. ASU 2021-08 is effective for fiscal years and interim reporting periods within those fiscal years beginning after December 15, 2022. The Company is currently evaluating the effect, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows and disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses”. The standard, including subsequently issued amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its consolidated financial statements.

3.	COVID-19 UPDATE

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

4.	ACQUISITIONS

On April 1, 2022, the Company acquired Transact Europe Holdings for approximately $28.8 million (€26.0 million) in cash. Transact Europe EAD (TEU), an EU regulated electronic money institution headquartered in Sofia, Bulgaria, boasts an array of licenses such as principal level membership of Visa, worldwide membership of MasterCard, and principal membership of China UnionPay. TEU is also part of the direct SEPA (Single Euro Payments Area), a payment system enabling cashless payments across continental Europe.  The Company paid approximately $28.8 million as of March 31, 2022 but the transaction closed on April 1, 2022.  As a result, the financial statements as of and for the three months ended March 31, 2022 does not include financial statements of TEU.  The $28.8 million paid as of March 31, 2022 is included as prepaid and other current assets in the balance sheets.

The following summarizes the estimated fair values of the net assets acquired which is recorded as of April 1, 2022:

Tangible assets (liabilities):
Net assets and liabilities	$7,465,907

Intangible assets:
Customer relationships	1,266,781
Goodwill	20,077,912
21,344,693

Total net assets acquired	$28,810,600

On March 31, 2022, the Company acquired a portfolio of merchant accounts from Sky Financial & Intelligence for $18,110,000. The Company paid $16,000,000 of cash in March 2022 and is scheduled to issue 500,000 shares of restricted common stock for the transaction in May 2022.

The following summarizes the estimated fair values of the net assets acquired:

Intangible assets:
Customer relationships	$18,110,000

5.	SETTLEMENT PROCESSING

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

When consumers use credit/debit cards to pay for transactions with merchants who use our ecosystem, the transaction starts with the consumer purchasing tokens from us. The issuance of tokens is accomplished when we load a virtual wallet with a token, which then transfers credits to the merchant’s wallet on a dollar-for-dollar basis, after which the merchant releases its goods or services to the consumer. These transfers take place instantaneously and seamlessly, allowing the transaction experience to seem like any other ordinary credit/debit card transaction to the consumer and merchant. While our blockchain ledger records transaction details instantaneously, the final cash settlement of each transaction can take days to weeks, depending upon contract terms between us and the gateways we use, between us and our ISOs, and between us and/or our ISOs and merchants who use our services. In the case where we have received transaction funds, but not yet paid a merchant or an ISO, we hold funds in either a trust account or as cash deemed restricted within our operating accounts. We record the total of such funds as Cash due from gateways, net – a Current Asset. Of these funds, we record the sum balance due to Merchants and ISOs as Payment processing liabilities, net – a Current Liability.

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2022	December 31, 2021
Buildings, machinery and equipment	$1,310,554	$1,301,405
Computers	171,025	122,284
Furniture and fixtures	110,440	102,243
Improvements	140,300	140,300
Kiosks	6,472	6,472
Vehicles	9,812	9,812
Land	75,000	75,000
Total property and equipment	1,823,603	1,757,516
Less: accumulated depreciation	(115,409)	(82,632)
Net property and equipment	$1,708,194	$1,674,884

Depreciation expense was $32,777 and $6,009 for the three months ended March 31, 2022 and 2021, respectively.

7.	GOODWILL

The Company tests goodwill during the fourth quarter of each year or more often if events or circumstances indicate there may be impairment. The Company only has one reporting unit. The Company performs its analysis in accordance with the provisions of FASB ASC Topic 350, Intangibles—Goodwill and Other (ASC 350). This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a goodwill impairment test by comparing the carrying value of its reporting unit to its fair value. The Company determines the estimated fair value of the reporting unit using a discounted cash flow analysis. The fair value of the reporting unit is the implied fair value of goodwill. In the event the reporting unit's carrying value exceeds its fair value, an impairment loss will be recognized. An impairment loss is measured by the difference between the carrying value of the reporting unit and its fair value.

As of March 31, 2022, goodwill assets consisted of the following:

	March 31, 2022	December 31, 2021
Acquisition of Northeast	$2,293,474	$2,293,474
Acquisition of ChargeSavvy	3,754,560	3,754,560

Total goodwill	$6,048,034	$6,048,034

8.	INTANGIBLE ASSETS

As of March 31, 2022 intangible assets consists of the following:

		As of March 31, 2022			As of December 31, 2021
Intangible Assets	Amortization Period	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Customer relationships	3 to 5 years	$23,930,195	$(882,250)	$23,047,945	$5,820,195	$(591,239)	$5,228,956
Business technology/IP	5 years	2,611,088	(391,662)	2,219,426	2,611,088	(261,109)	2,349,979

Total intangible assets		$26,541,283	$(1,273,912)	$25,267,371	$8,431,283	$(852,348)	$7,578,935

Amortization expense was $421,564 and $6,009 for the three months ended March 31, 2022 and 2021, respectively.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2022 (remainder)	$5,792,192
2023	7,722,924
2024	7,722,924
2025	3,195,423
2026	833,908
Total	$25,267,371

9.	LONG-TERM DEBTS

Long-term debt consisted of the following:

	As of March 31, 2022	As of December 31, 2021

$149,900 Economic Injury Disaster Loan (EIDL), interest rate of 3.75%, due June 1, 2050	$149,900	$149,900
$500,000 EIDL, interest rate of 3.75%, due May 8, 2050	500,000	500,000

Total long-term debts	649,900	649,900
Less: current portion	-	-

Net long-term debts	$649,900	$649,900

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

10.	CONVERTIBLE DEBT

On November 3, 2021, the Company entered into convertible debt with the following terms:

●	Face value of the convertible debt of $100,000,000
●	Original issuance cost of 16% of the face value of the debt which amounted to $16,000,000
●

Interest at the rate of 8% per annum payable in cash quarterly in arrears on the first trading day of each calendar quarter on the outstanding balance.  The interest rate of the Notes will automatically increase to 15% per annum upon the occurrence and continuance of an event of default.

●	Maturity date of November 2023.
●	Certain conversion features.

Convertible debt consisted of the following:

	As of March 31, 2022	As of December 31, 2021

Convertible debt balance	$94,000,000	$100,000,000

Debt discount:
Derivative liability	(21,580,000)	(21,580,000)
Original issue discount of 16%	(16,000,000)	(16,000,000)
Placement fees and issuance costs	(7,200,000)	(7,200,000)
Total debt discount	(44,780,000)	(44,780,000)
Accumulated accretion	8,956,000	3,435,178
Net debt discount after accretion	(35,824,000)	(41,344,822)

Convertible debt balance, net of debt discount	$58,176,000	$58,655,178

The Company recorded accretion expense as interest expense in the amount of $5,520,822 and $0 for the three months ended March 31, 2022 and 2021, respectively.  The Company incurred interest expense of $1,889,485 and $0 for the three months ended March 31, 2022 and 2021, respectively.

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

A continuity of derivative liability for the three months ended March 31, 2022 is summarized as follows:

Total
Balance, December 31, 2021	$18,735,000
Change in fair value	7,700,000
Balance, March 31, 2022	$26,435,000

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

Maturity Date

Unless earlier converted, or redeemed, the Note will mature on November 3, 2023, the second anniversary of their issuance date, which we refer to herein as the “Maturity Date”, subject to the right of the investors to extend the date:

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

The Company paid the investor $6.0 million on January 31, 2022.

The foregoing description of the Waiver does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Waiver, a copy of which is attached hereto as Exhibit 10.1, and incorporated herein by reference.

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

Company Optional Redemption Rights

At any time no event of default exits, we may redeem all, but not less than all, the Notes outstanding in cash all, or any portion, of the Notes at a 5% redemption premium to the greater of the face value and the equity value of our common stock underlying the Notes.

The equity value of the Company’s common stock underlying the Notes is calculated using the greatest closing sale price of our common stock on any trading day during the period commencing on the date immediately preceding such date we notify the applicable holder of such redemption election and the date we make the entire payment required.

The foregoing description of the Note does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Note, a copy of which is attached hereto as Exhibit 4.1, and incorporated herein by reference.

11.	STOCK OPTION AWARDS

The following table represents the employee stock option activity during the three months ended March 31, 2022 and 2021.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2020	477,430	$3.53
Granted	-	-
Exercised	(68,725)	0.07
Forfeited or Expired	(363)	1.01
Outstanding at March 31, 2021	409,675	$0.67	$5,041,689
Exercisable at March 31, 2021	399,531	$0.67	$4,917,988
Vested and Expected to Vest at March 31, 2021	409,675	$0.67	$5,041,689

Outstanding at December 31, 2021	391,562	$5.08
Granted	-	-
Exercised	(13,019)	0.42
Forfeited or Expired	(322)	12.10
Outstanding at March 31, 2022	378,221	$5.21	$-
Exercisable at March 31, 2022	378,221	$5.21	$-
Vested and Expected to Vest at March 31, 2022	378,221	$5.21	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $12.98 and $4.35 as of March 31, 2021 and 2022, respectively, which would have been received by the option holders had all option holders exercised their options as of that date. As of March 31, 2022, there was no unrecognized compensation cost related to non-vested stock options.

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

The following table represents the restricted stock award activity during the three months ended March 31, 2022 and 2021.

	Non-vested Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2021	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2021	-	$-

Non-vested at January 1, 2022	-	$-
Granted	39,413	3.24
Vested	(39,413)	(3.24)
Forfeited	-	-
Non-vested at March 31, 2022	-	$-

Total stock-based compensation expense recognized for the Company’s 2021 Plan was $126,414 and $0 for the three months ended March 31, 2022 and 2021, respectively.

12.	COMMON STOCK

GreenBox POS LLC (“PrivCo”), a privately held company owned by Ben Errez, Chairman and Executive Vice President of the Company, and Fredi Nisan, Chief Executive of the Company and a member of its Board of Directors, owns approximately 20,455,875 shares of the Company’s common stock. In November 2021, pursuant to a verbal agreement, PrivCo pledged to the Company 1,000,000 shares of common stock in exchange of $5.59 million (based on the $5.59 closing price of the common stock on November 24, 2021) held in a trust account, classified as current assets. The purpose of the 1,000,000 common share pledge is to allow the Company, if necessary, to cancel up to 1 million of PrivCo’s shares and issue them to new shareholders without increasing the Company’s shares outstanding. As shares get cancelled and issued to new shareholders, the Company would release the $5.59 per share value from the trust account to PrivCo. As part of the verbal agreement, the parties agreed that any shares cancelled and issued out of these 1 million shares will need to be later re-issued to PrivCo PrivCo will need to return the $5.59 per share amount paid to it. In February 2022, the Company cancelled 33,333 of PrivCo’s shares and issued them to a shareholder and the Company is expected to cancel 500,000 of PrivCo’s shares and issue them to Sky Financial & Intelligence in May 2022. As a result, the Company recorded 533,333 shares to be issued to PrivCo as of March 31, 2022. PrivCo received $186,331 as of March 31, 2022 (for the cancellation of 33,333 shares) and will receive a further $2.795 million when the 500,000 shares are cancelled.

13.	LEASES

For operating leases, we calculated right of use assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the incremental borrowing rate, in accordance with ASC 842, Leases.

The Company leases office space at three locations in California, Florida and Massachusetts. The Company had operating lease expense of $159,422 and $33,104 for the three months ended March 31, 2022 and 2021, respectively.

Future minimum lease payments for all leases as of March 31, 2022 are as follows:
Year	Amount
2022 (Remainder)	$500,323
2023	463,532
2024	234,354
2025	241,373
2026	248,605
Thereafter	42,464
Total lease payments	1,730,651
Less: present value adjustment	(289,303)
Present value of total lease liabilities	1,441,348
Less: current lease liabilities	(549,668)
Long-term lease liabilities	$891,680

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2022, the weighted average remaining lease term is 3.7 years and the weighted average discount rate used to determine the operating lease liabilities is 10.0%.

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

The following are certain transactions between the Company and the Haller Companies:

Sky Financial & Intelligence, LLC – Haller owns 100% of Sky Financial & Intelligence LLC (“Sky”), a Wyoming limited liability company, and serves as its sole Managing Member. Sky is a strategic merchant services company that focuses on high-risk merchants and international credit card processing solutions. In 2018, Sky was using GreenBox’s QuickCard payment system as its main payment processing infrastructure, through Sky’s relationship with MTrac. It was through this successful relationship, that we came to know Haller and the Haller Network. Realizing that the Haller Network and Haller’s unique skill set was highly complementary to our business objectives, we commenced discussions to retain Haller through his consulting firm, Sky, for a senior role, directly responsible for growing GreenBox’s operations. Subsequently, in November 2018, Haller was appointed as our Senior Vice President of Payment Systems, for a monthly consulting fee of $10,000, paid to Sky (“Haller Consulting Fee”).

The Company recognized net revenue of approximately $685,000 from outside third-party merchants through independent sales organization (ISO), Sky, for the three months ended March 31, 2022. The Company had accounts receivables of $6,540,027 from outside third-party merchants through Sky. Net revenue through Sky for the three months ended March 31, 2021 was approximately $2,591,000.

On March 31, 2022, the Company acquired a portfolio of merchant accounts from Sky Financial & Intelligence for $18,110,000. The Company paid $16,000,000 of cash in March 2022 and is scheduled to issue 500,000 shares of restricted common stock for the transaction in May 2022.

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

The Company did not pay any commissions to the related parties mentioned above for the three months ended March 31, 2022 and 2021.

15.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

●

Corporate Performance Consulting, LLC (CPC) v. GreenBox POS – On April 7, 2021, CPC filed a complaint against GreenBox in San Diego Superior Court. Plaintiff CPC alleges breach of contract, breach of implied covenant of good faith and fair dealing, goods and services rendered, negligent misrepresentation, violation of CA Business and Professions Code Section 17200, and unjust enrichment. The crux of CPC’s claim is that GreenBox failed to compensate for certain consulting and corporate advisory services. GreenBox believes the claims are without merit and intends to defend itself vigorously. On June 17, 2021, GreenBox filed a Cross-Complaint for breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, unjust enrichment, and rescission. The parties are now in the discovery phase.

●

GreenBox POS v. A.M.P of Florida, Inc. (AMP) – On March 9, 2021, GreenBox POS (mistakenly identified as "GreenBox POS, LLC”) filed suit against AMP in U.S.D.C for the middle district of Florida alleging breach of oral contract, conversion, and civil theft. GreenBox filed suit in order to recover processed funds unlawfully withheld by AMP. The parties amicably resolved all differences and filed a Joint Stipulation of Voluntary Dismissal with Prejudice on January 31, 2022.

●

The Good People Farms, LLC (TGPF) - TGPF initiated an arbitration in AAA on or about April 20, 2020 against GreenBox POS, Fredi Nisan, Ben Errez, MTrac Tech., Vanessa Luna, and Jason LeBlanc. The matter was placed in abeyance for some time. On January 15, 2021, GreenBox filed a counterclaim for fraud - intentional misrepresentation, breach of contract, breach of covenant of good faith and fair dealing, violation of California Business and Professions Code Section 17200, and accounting. The arbitration was stayed pending further proceedings in the separate but related action filed by MTrac and Ms. Luna in San Diego Superior Court. The arbitration has now commenced again upon the state court's January 14, 2022 order denying MTrac's and Ms. Luna's motion for summary judgment and granting of TGPF 's motion to compel arbitration as to MTrac only. TGPF intends to submit a new complaint on or around May 23, 2022.

●

Pure Health, et al. v. Worldpay LLC et al - On February 18, 2022, forty-three online marketer Plaintiffs filed suit in the Court of Common Pleas, Hamilton County, Ohio against Worldpay LLC (formerly Vantiv LLC), Fifth Third Bank, ChargeSavvy LLC, a wholly owned subsidiary of GreenBox POS, GreenBox POS, and John Does 1 (Defendants) through 10, alleging breach of contract, breach of implied covenant of good faith and fair dealing, conversion, and money had and received (constructive trust). Defendant GreenBox POS believes that Plaintiffs’ claims against it are without merit and plans to pursue all judicial remedies necessary to resolve this matter.

16.	SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Accordingly, the Company did not have any subsequent events that require disclosure other than the following:

●

On April 1, 2022, the Company completed the acquisition of Transact Europe Holdings OOD. Transact Europe EAD (TEU) is an EU regulated electronic money institution headquartered in Sofia Bulgaria. TEU is a Principal Level Member of Visa, a Worldwide Member of MasterCard, and a Principal Member of China UnionPay. In addition, TEU is part of the direct SEPA program. With a global footprint, proprietary payment gateway and technology platforms, TEU offers a comprehensive portfolio of services, and decades of industry experience. TEU provides complete payment solutions by offering acquiring, issuing of prepaid cards and agent banking, serving hundreds of clients. The Company paid €26.0 million in total consideration for the purchase.

●	On May 1, 2022, the Company cancelled 1,898,586 common shares. Of this amount, 1,098,586 treasury shares related to share repurchases were cancelled. Another 500,000 shares that were cancelled were owned by GreenBox POS LLC and were cancelled to enable the Company to issue them Sky Financial as part of the asset purchase consideration. As a result, GreenBox POS LLC received $2.795 million out of the trust account. See Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements. The other 300,000 shares that were cancelled were treasury shares had been owned by GreenBox POS LLC who agreed to cancel them in December 2020. The actual share cancellation took place in May 2022.

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

On May 3, 2018, PubCo formally changed its name to GreenBox POS LLC, then subsequently changed its name to GreenBox POS on December 13, 2018.

Management Discussion and Analysis

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 (Unaudited) Compared to Three Months March 31, 2021 (Unaudited):

	Three Months Ended March 31,
	2022		2021		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Net revenue	$4,895,526	100.0%	$4,749,441	100.0%	$146,085	3.1%
Cost of revenue	2,563,830	52.4%	1,593,771	33.6%	970,059	60.9%
Gross profit	2,331,696	47.6%	3,155,670	66.4%	(823,974)	-26.1%

Operating expenses:
Advertising and marketing	140,966	2.9%	24,725	0.5%	116,241	470.1%
Research and development	1,938,133	39.6%	653,381	13.8%	1,284,752	196.6%
General and administrative	1,792,184	36.6%	566,195	11.9%	1,225,989	216.5%
Payroll and payroll taxes	2,383,397	48.7%	559,201	11.8%	1,824,196	326.2%
Professional fees	1,504,561	30.7%	457,752	9.6%	1,046,809	228.7%
Stock compensation for employees	166,800	3.4%	797,613	16.8%	(630,813)	n/a
Stock compensation for services	126,414	2.6%	9,453,825	199.1%	(9,327,411)	n/a
Depreciation and amortization	454,341	9.3%	6,009	0.1%	448,332	7461.0%
Total operating expenses	8,506,796	173.8%	12,518,701	263.6%	(4,011,905)	-32.0%

Income (Loss) from operations	(6,175,100)	-126.1%	(9,363,031)	-197.1%	3,187,931	-34.0%

Other Income (Expense):
Interest expense	(1,889,485)	-38.6%	(594,258)	-12.5%	(1,295,227)	218.0%
Interest expense - debt discount	(5,520,822)	-112.8%	(2,993,408)	-63.0%	(2,527,414)	84.4%
Changes in fair value of derivative liability	(7,700,000)	-157.3%	-	0.0%	(7,700,000)	n/a
Merchant liability settlement	-	0.0%	(364,124)	-7.7%	364,124	n/a
Other income or expense	49,316	1.0%	(14,611)	-0.3%	63,927	-437.5%
Total other income (expense)	(15,060,991)	-307.6%	(3,966,401)	-83.5%	(11,094,590)	279.7%

Income (Loss) before provision for income taxes	(21,236,091)	-433.8%	(13,329,432)	-280.7%	(7,906,659)	59.3%

Provision for income taxes	79,896	1.6%	-	0.0%	79,896	0.0%

Net income (loss)	$(21,315,987)	-435.4%	$(13,329,432)	-280.7%	$(7,986,555)	59.9%

Gross Revenue

Gross revenue increased by $146,085, or 3.1%, to $4,895,526 for the three months ended March 31, 2022, from $4,749,441 for the three months ended March 31, 2021. The change in net revenue reflected the following:

●	Continued work on technology launch of new platforms in late 2020 which was fully effective in the three months ended September 30, 2021.

●	Increase in processing volume in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Cost of Revenue

Cost of revenue increased by $970,059, or 60.9%, to $2,563,830 for the three months ended March 31, 2022, from $1,593,771 for the three months ended March 31, 2021. Payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. Cost of revenues increased due to the following:

●	Increased volume, resulting in higher processing fees paid to Gateways and commission payments to ISOs. The gross margin decreased due to increase in fees in ISO.

Operating Expenses

Operating expenses decreased by $4,011,905, or 32.0%, to $8,506,796 for the three months ended March 31, 2022, from $12,518,701 for the three months ended March 31, 2021. The decrease was due primarily to lower stock compensation expense for services and employees for the three months ended March 31, 2022, offset by increases in research and development, general and administrative, payroll and payroll taxes and professional fees as we continue to add staff and infrastructure related to our growth and being a publicly traded company.

Other Income (Expense)

Other expense increased by $11,094,590, or 279.7%, to ($15,060,991) for the three months ended March 31, 2022, from ($3,966,401) for the three months ended March 31, 2021. Interest expense increased significantly in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to the $100,000,000 convertible note issued in November 2021. Amortization of the discount, fees and the fair value of the derivative liability associated with the note were also contributing factors.  Furthermore, the Company changes in fair value of derivative liability expense of $7,700,000 for the three months ended March 31, 2022 and none in the previous year same quarter.

Provision for Income Taxes

We estimate our annual effective income tax rate to be 22% for calendar 2022, which is different from the U.S. federal statutory rate, primarily due to a significant amount of non-deductible stock compensation. The effective tax rate of 22% for the first quarter of calendar 2022 was different from the estimate annual effective tax rate of 22%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have historically been derived from raising capital by issuing debt or common stock. Our cash flow from operations is not yet able to cover our cash needs. We believe our current cash balances will be sufficient to cover our operating needs for the next twelve months. Our $94 million convertible note matures November 2023. There are covenants associated with the note that accelerates the conversion of tranches of the note should certain targets be met.

We may, in the future, seek to raise additional capital to fund growth, operations and other business activities, but such additional capital may not be available to us on acceptable terms, on a timely basis, or at all.

The following table summarizes our cash flows from operating, investing and financing activities (unaudited):

	Three Months Ended March 31,
	2022	2021

Net cash provided by (used in) operating activities	$(7,857,005)	$(11,258,779)
Net cash provided by (used in) investing activities	(44,876,688)	(11,108)
Net cash provided by (used in) financing activities	(9,231,508)	45,133,741
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(61,965,201)	$33,863,854

Operating Activities – For the three months ended March 30, 2022 and 2021, net cash used in operating activities was ($7,857,005) and ($11,258,779), respectively. The cash used in operating activities was primarily due to net loss and timing of settlement of assets and liabilities including stock compensation expenses.

Investing Activities – Net cash used in investing activities primarily consisted of the acquisition of Transact Euro and Sky Financials for the three months ended March 31, 2022.

Financing Activities – Net cash provided by financing activities primarily consisted of proceeds from the Offering of $45,805,491 for the three months ended March 31, 2021 and net cash used in by financing activities primarily consisted of repurchases of common stock under treasury method of $3,236,723 and repayment of convertible debt of $6,000,000 for the three months ended March 31, 2022.

CRITICAL ACCOUNTING ESTIMATES

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

In 2022 and 2021 the Company utilized several gateways. The gateways have strict guidelines pertaining to scheduling of the release of funds to merchants based on several criteria, such as return and chargeback history, associated risk for the specific business vertical, average transaction amount and so on. In order to mitigate processing risks, these policies determine reserve requirements and payment in arear strategy. While reserve and payment in arrears restrictions are in effect for a merchant payout, the Company records gateway debt against these amounts until released.

Therefore, the total gateway balances reflected in the Company’s books represent the amount owed to the Company for processing – these are funds from transactions processed and not yet distributed.

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to Note 15 Commitments and Contingencies under the heading “Legal Proceedings” included in Part I, Item 1, Financial Statements (unaudited) — Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

On January 6, 2022, GreenBox POS (the “Company”) announced that the Company’s Board of Directors approved an increase of $10,000,000 in its share repurchase program (the “Share Repurchase Program”), providing for the repurchase of a portion of the Company’s outstanding common stock for up to $15,000,000. From May 13, 2021 to March 31, 2022, the Company has repurchased a total of 1,098,586 shares at an aggregate cost of $7,936,785.

Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using the Company’s cash on hand and cash from operations.

The Company made the following purchases of its equity securities in the three months ended March 31, 2022. No shares were purchased in February and March 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares the Many Yet Be Purchased Under the Program

January 2022	683,755	$4.39	1,098,586	$7,063,785

Total	683,755		1,098,586	$7,063,785

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

4.1	Form of 8% Senior Convertible Note Due 2023 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Company on November 3, 2021)
10.1

Agreement and Waiver, dated January 28, 2022, between GreenBox POS and the Investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on January 31, 2022)

10.2

Amendment Agreement No. 1 to Share Purchase Agreement by and between GreenBox POS, and certain individuals named therein, made as of March 24, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 31, 2022)

10.3

Asset Purchase Agreement, signed March 31, 2022, between GreenBox POS and Sky Financial and Intelligence, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 6, 2022)

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

GREENBOX POS (Registrant)

Date: May 16, 2022	By:	/s/ Fredi Nisan
Fredi Nisan Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Benjamin Chung
Benjamin Chung Chief Financial Officer (Principal Financial Officer)