Form 10-Q
period 2022-06-30
GreenBox POS
filed 2022-08-15
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

(619) 631-8261

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

Number of shares outstanding of the issuer’s classes of common equity, as of August 11, 2022 was 44,842,023 Shares of Common Stock (One Class)

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREENBOX POS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2022	2021
ASSETS

Current Assets:
Cash and cash equivalents	$29,098,753	$89,559,695
Restricted cash	26,526,234	-
Accounts receivable, net of allowance for bad debt of $54,795 and $54,795, respectively	619,920	481,668
Inventory, net of inventory reserve of $3,127 and $3,127, respectively	259,924	286,360
Cash due from gateways, net of allowance of $3,904,952 and $3,904,952, respectively	14,270,698	18,941,761
Prepaid and other current assets	14,104,587	6,420,696
Total current assets	84,880,116	115,690,180

Non-current Assets:
Property and equipment, net	1,714,914	1,674,884
Other assets	186,038	190,636
Goodwill	26,625,946	6,048,034
Intangible Assets, net	24,505,648	7,578,935
Operating lease right-of-use assets, net	1,868,633	1,490,159
Total non-current assets	54,901,179	16,982,648

Total assets	$139,781,295	$132,672,828

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,347,629	$871,037
Other current liabilities	1,869,049	501,167
Accrued interest	1,717,398	1,226,287
Payment processing liabilities, net	33,467,867	4,997,807
Derivative liability	61,006	18,735,000
Current portion of operating lease liabilities	728,076	495,134

Total current liabilities	39,191,025	26,826,432
Long-term debt	649,900	649,900
Convertible debt, net of debt discount of $30,241,836 and $41,344,822, respectively	58,758,165	58,655,178
Operating lease liabilities, less current portion	1,232,868	1,035,895

Total liabilities	99,831,958	87,167,405

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001, 82,500,000 shares authorized, shares issued and outstanding of 44,600,527 and 43,546,647, respectively	43,884	42,831
Common stock issuable, par value $0.001, 754,423 and 0 shares issuable, respectively	754	-
Additional paid-in capital	89,386,501	88,574,469
Accumulated other comprehensive income (loss)	(397,839)	-
Accumulated deficit	(49,083,963)	(38,178,061)
Less: Treasury stock, at cost; 0 and 714,831, respectively	-	(4,933,816)
Total stockholders' equity	39,949,337	45,505,423

Total liabilities and stockholder's equity	$139,781,295	$132,672,828

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net revenue	$6,965,578	$6,379,179	$11,861,104	$11,128,620
Cost of revenue	4,142,878	1,323,480	6,706,708	2,917,251

Gross profit	2,822,700	5,055,699	5,154,396	8,211,369

Operating expenses:
Advertising and marketing	526,852	22,605	667,818	47,330
Research and development	1,919,944	808,210	3,858,077	1,461,591
General and administrative	1,353,604	298,030	3,145,788	864,225
Payroll and payroll taxes	2,712,424	1,061,929	5,095,821	1,621,130
Professional fees	1,167,798	867,472	2,672,359	1,325,224
Stock compensation for employees	-	1,291,887	166,800	2,089,500
Stock grant expense	1,715,298	-	1,715,298	-
Stock compensation for services	79,238	726,933	205,652	10,180,758
Depreciation and amortization	2,126,607	14,244	2,580,948	20,253
Total operating expenses	11,601,765	5,091,310	20,108,561	17,610,011

Income (Loss) from operations	(8,779,065)	(35,611)	(14,954,165)	(9,398,642)

Other income (expense):
Interest expense	(1,866,016)	-	(3,755,501)	(594,258)
Interest expense - debt discount	(5,582,164)	-	(11,102,986)	(2,993,408)
Changes in fair value of derivative liability	26,373,994	-	18,673,994	-
Merchant liability settlement	-	-	-	(364,124)
Other income or expense	185,893	(3,949)	235,209	(18,560)
Total other income (expense), net	19,111,707	(3,949)	4,050,716	(3,970,350)

Income (loss) before provision for income taxes	10,332,642	(39,560)	(10,903,449)	(13,368,992)

Income tax provision	(77,443)	-	2,453	-

Net income (loss)	$10,410,085	$(39,560)	$(10,905,902)	$(13,368,992)

Comprehensive income statement:
Net income (loss)	$10,410,085	$(39,560)	$(10,905,902)	$(13,368,992)
Foreign currency translation loss	(397,839)	-	(397,839)	-
Total comprehensive income (loss)	$10,012,246	$(39,560)	$(11,303,741)	$(13,368,992)

Net loss per share:
Basic and diluted	$0.24	$(0.00)	$(0.26)	$(0.43)

Weighted average number of common shares outstanding:
Basic and diluted	42,977,461	31,078,605	42,541,262	31,208,102

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock				Treasury Stock		Additional Paid-In	Other Accumulated Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Issuable	Amount	Shares	At Cost	Capital	Loss	Deficit	(Deficit)

Balance at March 31, 2022	43,289,572	$42,574	542,238	$541	(1,398,586)	$(8,170,539)	$90,982,614	$-	$(59,494,048)	$23,361,142

Common stock issued for services	24,184	24	(8,905)	(8)	-	-	79,222	-	-	79,238

Common stock issued to employees as stock compensation	272,257	272	221,090	221	-	-	1,496,218	-	-	1,496,711

Common stock issued from issuable - Acquisition of Sky assets	500,000	500	(500,000)	(500)	-	-	-	-	-	-

Common stock shares contributed by shareholder	(500,000)	(500)	500,000	500	-	-	-	-	-	-

Common stock issued for conversion of convertible debt	2,413,100	2,413	-	-	-	-	4,997,587	-	-	5,000,000

Treasury shared cancelled	(1,398,586)	(1,399)	-	-	1,398,586	8,170,539	(8,169,140)	-	-	-

Other comprehensive loss	-	-	-	-	-	-	-	(397,839)	-	(397,839)

Net loss	-	-	-	-	-	-	-	-	10,410,085	10,410,085

Balance at June 30, 2022	44,600,527	$43,884	754,423	$754	-	$-	$89,386,501	$(397,839)	$(49,083,963)	$39,949,337

	Common Stock				Treasury Stock		Additional Paid-In	Other Accumulated Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Issuable	Amount	Shares	At Cost	Capital	Loss	Deficit	(Deficit)

Balance at December 31, 2021	43,546,647	$42,831	-	$-	(714,831)	$(4,933,816)	88,574,469	$-	$(38,178,061)	$45,505,423

Common stock issued for services	54,692	55	-	-	-	-	205,597	-	-	205,652

Common stock issued to shareholder	33,333	33	-	-	-	-	(33)	-	-	-

Common stock issued to employees as stock compensation	272,257	272	221,090	221	-	-	1,496,218	-	-	1,496,711

Common stock issued for stock options exercised	12,417	12	-	-	-	-	5,203	-	-	5,215

Common stock contributed and cancelled from shareholder	(333,333)	(333)	-	-	-	-	333	-	-	-

Common stock issuable - Acquisition of Sky assets	500,000	500	-	-	-	-	2,109,500	-	-	2,110,000

Common stock shares contributed by shareholder	(500,000)	(500)	-	-	-	-	500	-	-	-

Common stock shares issuable to shareholder	-	-	533,333	533	-	-	(533)	-	-	-

Common stock issued for conversion of convertible debt	2,413,100	2,413	-	-	-	-	4,997,587	-	-	5,000,000

Treasury Stock	(1,398,586)	(1,399)	-	-	714,831	4,933,816	(8,169,140)	-	-	(3,236,723)

Stock compensation expense	-	-	-	-	-	-	166,800	-	-	166,800

Other comprehensive loss	-	-	-	-	-	-	-	(397,839)	-	(397,839)

Net loss	-	-	-	-	-	-	-	-	(10,905,902)	(10,905,902)

Balance at June 30, 2022	44,600,527	$43,884	754,423	$754	-	$-	89,386,501	$(397,839)	$(49,083,963)	$39,949,337

GREENBOX POS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock				Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Shares	At Cost	Capital	Deficit	(Deficit)

Balance at March 31, 2021	40,917,331	$40,918	-	$-	-	$-	$71,898,401	$(25,053,981)	$46,885,338

Issuance of stock	1,171,849	1,172	-	-	-	-	(1,172)	-	-

Common stock issued for services	206,259	206	-	-	-	-	726,933	-	727,139

Common stock issued for non-cash stock option	30,780	31	-	-	-	-	(31)	-	-

Treasury stock	(90,000)	-	-	-	-	(933,343)	-	-	(933,343)

Stock compensation	-	-	-	-	-	-	1,291,887	-	1,291,887

Net loss	-	-	-	-	-	-	-	(39,560)	(39,560)

Balance at June 30, 2021	42,236,219	$42,327	-	$-	-	$(933,343)	$73,916,018	$(25,093,541)	$47,931,461

	Common Stock				Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	Shares	At Cost	Capital	Deficit	(Deficit)

Balance at December 31, 2020	30,710,645	$30,711	-	$-	-	$-	$12,079,074	$(11,724,549)	$385,236

Common stock issued for exercise of warrant	1,777,778	1,778	-	-	-	-	3,518,222	-	3,520,000

Common stock issued for conversion of convertible debt	1,944,444	1,944	-	-	-	-	3,848,056	-	3,850,000

Common shares issued for restricted shares to executive	83,333	83	-	-	-	-	(83)	-	-

Common stock issued for services	990,118	990	-	-	-	-	10,179,974	-	10,180,964

Common stock issued for interest for convertible debt	96,664	97	-	-	-	-	594,258	-	594,355

Common stock issued for non-cash stock option exercise	70,112	70	-	-	-	-	(70)	-	-

Common stock issued for stock options exercised	5,500	6	-	-	-	-	2,244	-	2,250

Issuances of common stock, net of issuance costs of $4,305,758	4,772,500	4,773	-	-	-	-	45,800,718	-	45,805,491

Issuance of common stock	1,171,849	1,172	-	-	-	-	(1,172)	-	-

Payment for previous common stock repurchased under treasury method	-	-	-	-	-	-	(4,194,000)	-	(4,194,000)

Issuances of common stock from previous unregistered shares	703,276	703	-	-	-	-	(703)	-	-

Stock compensation expense	-	-	-	-	-	-	2,089,500	-	2,089,500

Purchases of treasury stock	(90,000)	-	-	-	-	(933,343)	-	-	(933,343)

Net loss	-	-	-	-	-	-	-	(13,368,992)	(13,368,992)

Balance at June 30, 2021	42,236,219	$42,327	-	$-	-	$(933,343)	$73,916,018	$(25,093,541)	$47,931,461

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(10,905,902)	$(13,368,992)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,580,948	20,253
Noncash lease expense	79,034	(1,720)
Stock compensation expense	166,800	2,089,500
Common stocks issued for professional fees	205,652	10,180,758
Stock compensation issued for interest	-	594,258
Common stock issued to employees as stock compensation	1,715,298	-
Interest expense - debt discount	11,102,986	2,993,408
Changes in fair value of derivative liability	(18,673,994)	-
Changes in assets and liabilities:
Guarantee deposits	48,077	-
Other receivable, net	(138,252)	(65,444)
Inventory	26,436	-
Prepaid and other current assets	(1,011,321)	(1,958,422)
Cash due from gateways, net	4,671,063	(8,455,120)
Other assets	35,348	(99,000)
Deferred tax asset	-	239,131
Accounts payable	(2,186,733)	67,853
Other current liabilities	732,221	-
Accrued interest	491,111	-
Payment processing liabilities, net	14,156,166	(5,904,437)
Net cash provided by (used in) operating activities	3,094,938	(13,667,974)

Cash flows from investing activities:
Purchases of property and equipment	(86,952)	(68,411)
Purchase of intangibles	(661,536)	(2,500,000)
Cash provided for Transact Europe Acquisition	(28,810,600)	-
Cash provided for Sky asset acquisition	(16,000,000)	-
Net cash used in investing activities	(45,559,088)	(2,568,411)

Cash flows from financing activities:
Treasury stock repurchase	(3,236,723)	(933,343)
Proceeds from stock option exercises	5,215	2,250
Repayments on convertible debt	(6,000,000)	-
Proceeds from exercise of warrant	-	3,520,000
Repurchase of common stock from stockholder	-	(4,194,000)
Proceeds from issuance of common stock	-	45,805,491
Net cash provided by (used in) financing activities	(9,231,508)	44,200,398

Restricted cash acquired from Transact Europe	18,676,860	-

Net increase (decrease) in cash, cash equivalents, and restricted cash	(33,018,798)	27,964,013

Foreign currency translation adjustment	(915,910)	-

Cash, cash equivalents, and restricted cash – beginning of period	89,559,695	1,832,735

Cash, cash equivalents, and restricted cash – end of period	$55,624,987	$29,796,748

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3,127,111	$-
Income taxes	$-	$800

Non-cash financing and investing activities:
Convertible debt conversion to common stock	$5,000,000	$3,850,000
Interest accrual from convertible debt converted to common stock	$-	$58,050

The accompanying notes are an integral part of these condensed unaudited financial statements.

GREENBOX POS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Basis of Presentation and Consolidation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The consolidated financial statements include the accounts of Greenbox POS, Northeast Merchant Systems, Inc., Charge Savvy LLC, and Transact Europe Holdings. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

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

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility. We have one reportable segment, consisting of the sale of wireless access products.

We generate revenues from three geographic areas, consisting of North America and Europe. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net revenue:	2022	2021	2022	2021
North America	$5,934,187	$6,379,179	$10,829,713	$11,128,620
Europe	1,031,391	-	1,031,391	-
Totals	$6,965,578	$6,379,179	$11,861,104	$11,128,620

	June 30,	December 31,
Long-lived assets, net (property and equipment and intangible assets):	2022	2021
North America	$25,031,359	$9,253,819
Europe	1,189,203	-
Totals	$26,220,562	$9,253,819

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

Foreign Currency Translation

The financial position and results of operations of the Company are determined using the local currency, US Dollar (“$”), as the functional currency.  The financial position and results of operations of Transact Europe Holdings, the Bulgaria subsidiary of the Company, are initially recorded using its local currency, Bulgarian Lev (“BGN”). Assets and liabilities denominated in foreign currency are translated to the functional currency at the functional currency rate of exchange at the balance sheet date. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  All translation adjustments resulting from the translation of the financial statements into the reporting currency, US Dollar, are recorded as a comprehensive income or loss as a component of accumulated other comprehensive income.  As of June 30, 2022, the exchange rate was BGN 1.8663 to one US Dollar.  The average exchange rate for the three months ended June 30, 2022 was BGN 1.7903 per US Dollar.  The Company acquired Transact Europe Holdings on April 1, 2022 and Transact Europe Holdings was consolidated from the date of acquisition which is April 1, 2022.

Cash, Cash Equivalents and Restricted Cash

The Company’s Cash and cash equivalent and Restricted cash represents the following:

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

The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30, 2022	December 31, 2021

Cash and cash equivalents	$29,098,753	$89,559,695
Restricted cash	26,526,234	-

Total cash, cash equivalents and restricted cash	$55,624,987	$89,559,695

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

The Company did not have any Level 1 and Level 2 fair value measurement. The Company had the following Level 3 fair value measurement:

Fair Value at June 30, 2022

Customer Relationship	$25,196,976
Business intellectual properties	$2,674,851
Derivative Liability	$61,006

Fair Value at December 31, 2021

Customer Relationship	$5,820,195
Business Technology/IP	$2,611,088
Derivative liability	$18,735,000

Prepaid and other current assets

Prepaid expenses include the prepayment of various operating expenses such as insurance and income and property taxes which are expensed when the operating cost is realized.

Other current assets include the income receivable, loan receivable, security deposit and other assets.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever management believes that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the carrying value is determined to be unrecoverable, an impairment loss is recognized through a charge to expense. As of June 30, 2022, the Company does not believe that impairment indicators are present, and accordingly, based on this assessment, no further impairment analysis was performed.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net of operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As of June 30, 2022, we have no material unrecognized tax benefits, and we expect no material unrecognized tax benefits for the next 12 months.

Earnings Per Share

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings/loss per share is the same as the basic earnings/loss per share for the three and six months ended June 30, 2022 and 2021, as there are no potential shares outstanding other than options that would have a dilutive effect.

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

On April 29, 2020, the Company entered into a loan agreement with Preferred Bank under Paycheck Protection Program administered by SBA in the amount of $272,713. Under this loan program, the loan may be forgiven if utilized for specific purpose specified under the CARES Act and PPP guideline. The loan bears interest of 1.00% per annum and matures on April 29, 2022. The loan was forgiven on November 8, 2021.

4.	ACQUISITIONS

On April 1, 2022, the Company acquired Transact Europe Holdings for approximately $28.8 million (€26.0 million) in cash. Transact Europe EAD (TEU), an EU regulated electronic money institution headquartered in Sofia, Bulgaria, boasts an array of licenses such as principal level membership of Visa, worldwide membership of MasterCard, and principal membership of China UnionPay. TEU is also part of the direct SEPA (Single Euro Payments Area), a payment system enabling cashless payments across continental Europe.  The Company paid approximately $28.8 million as on April 1, 2022.  The $28.8 million paid as of June 30, 2022 is included as prepaid and other current assets in the balance sheets.

The following summarizes the estimated fair values of the net assets acquired which is recorded as of April 1, 2022:

Tangible assets (liabilities):
Net assets and liabilities	$7,465,907

Intangible assets:
Customer relationships	1,266,781
Goodwill	20,077,912
21,344,693

Total net assets acquired	$28,810,600

On March 31, 2022, the Company acquired a portfolio of merchant accounts from Sky Financial & Intelligence for $18,110,000. The Company paid $16,000,000 of cash in March 2022 and issued 500,000 shares of restricted common stock for the transaction in May 2022.

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

6.	PREPAIDS AND OTHER CURRENT ASSETS

As of June 30, 2022, prepaids and other current assets consists of the following:

	June 30, 2022	December 31, 2021

Prepaid expenses	$407,090	$76,127
Income receivable	685,332	-
Loan receivable	5,590,000	5,590,000
Security deposit	18,316	18,316
Security deposit - gateways	6,259,434	-
Other current assets	1,144,415	736,253

Total prepaids and other current assets	$14,104,587	$6,420,696

7.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2022	December 31, 2021
Land and building	$1,360,000	$1,360,000
Computers	208,140	134,982
Furniture and fixtures	140,907	108,715
Vehicles, machinery and equipment	15,316	13,519
Improvements	140,300	140,300
Total property and equipment	1,864,663	1,757,516
Less: accumulated depreciation	(149,749)	(82,632)
Net property and equipment	$1,714,914	$1,674,884

Depreciation expense was $34,340 and $7,329 for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $67,117 and $13,338 for the six months ended June 30, 2021, respectively.

8.	GOODWILL

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

As of June 30, 2022, goodwill assets consisted of the following:

	June 30, 2022	December 31, 2021
Acquisition of Northeast	$2,793,474	$2,293,474
Acquisition of ChargeSavvy	3,754,560	3,754,560
Acquisition of Transact Europe	20,077,912	-

Total goodwill	$26,625,946	$6,048,034

The Company recorded $500,000 as a good-will adjustment related to the earn-out provided during the three months ended June 30, 2022 related to the acquisition of Northeast.

9.	INTANGIBLE ASSETS

As of June 30, 2022 intangible assets consists of the following:

		As of June 30, 2022			As of December 31, 2021
Intangible Assets	Amortization Period	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Customer relationships	3 to 5 years	$25,196,976	$(2,840,775)	$22,356,201	$5,820,195	$(591,239)	$5,228,956
Business technology/IP	5 years	2,674,851	(525,404)	2,149,447	2,611,088	(261,109)	2,349,979

Total intangible assets		$27,871,827	$(3,366,179)	$24,505,648	$8,431,283	$(852,348)	$7,578,935

Amortization expense was $2,092,267 and $6,915 for the three months ended June 30, 2022 and 2021, respectively. Amortization expense was $2,513,831 and $6,915 for the six months ended June 30, 2022 and 2021, respectively.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2022 (remainder)	$4,184,532
2023	8,369,068
2024	7,894,024
2025	3,208,176
2026	846,661
Thereafter	3,187
Total	$24,505,648

10.	LONG-TERM DEBTS

Long-term debt consisted of the following:

	As of June 30, 2022	As of December 31, 2021

$149,900 Economic Injury Disaster Loan (EIDL), interest rate of 3.75%, due June 1, 2050	$149,900	$149,900
$500,000 EIDL, interest rate of 3.75%, due May 8, 2050	500,000	500,000

Total long-term debts	649,900	649,900
Less: current portion	-	-

Net long-term debts	$649,900	$649,900

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

11.	CONVERTIBLE DEBT

On November 3, 2021, the Company entered into convertible debt with the following terms:

●	Face value of the convertible debt of $100,000,000

●	Original issuance cost of 16% of the face value of the debt which amounted to $16,000,000

●

Interest at the rate of 8% per annum payable in cash quarterly in arrears on the first trading day of each calendar quarter on the outstanding balance.  The interest rate of the Notes will automatically increase to 15% per annum upon the occurrence and continuance of an event of default.

●	Maturity date of November 2023.

●	Certain conversion features.

Convertible debt consisted of the following:

	As of June 30, 2022	As of December 31, 2021

Convertible debt balance	$89,000,000	$100,000,000

Debt discount:
Derivative liability	(21,580,000)	(21,580,000)
Original issue discount of 16%	(16,000,000)	(16,000,000)
Placement fees and issuance costs	(7,200,000)	(7,200,000)
Total debt discount	(44,780,000)	(44,780,000)
Accumulated accretion	14,538,164	3,435,178
Net debt discount after accretion	(30,241,836)	(41,344,822)

Convertible debt balance, net of debt discount	$58,758,165	$58,655,178

The Company recorded accretion expense as interest expense in the amount of $5,582,164 and $0 for the three months ended June 30, 2022 and 2021, respectively. The Company recorded accretion expense as interest expense in the amount of $11,102,986 and $0 for the six months ended June 30, 2022 and 2021, respectively.  The Company incurred interest expense of $1,780,000 and $0 for the three months ended June 30, 2022 and 2021, respectively. The Company incurred interest expense of $3,618,222 and $0 for the six months ended June 30, 2022 and 2021, respectively.

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

A continuity of derivative liability for the six months ended June 30, 2022 is summarized as follows:

Total
Balance, December 31, 2021	$18,735,000
Change in fair value	(18,673,994)
Balance, June 30, 2022	$61,006

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

The Company paid the investor $6.0 million on January 31, 2022. During the three months ended June 30, 2022, the lender converted $5,000,000 of the outstanding balance for 2,413,100 shares of common stock for an average conversion price of $2.07. If the Company’s common stock closing price remains under $5.50, the investor can convert up to another $25 million of the note at a conversion price that is the lower of (i) the then in effect conversion price and (ii) the greater of (x) the Note’s $1.67 floor price or (y) 98% of the market price on the conversion date.

The foregoing description of the Waiver does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Waiver, a copy of which was attached as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2022 filed on May 16, 2022.

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

12.	STOCK OPTION AWARDS

The following table represents the employee stock option activity during the six months ended June 30, 2022 and 2021.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2020	477,430	$3.53
Granted	230,122	10.59
Exercised	(100,802)	0.46
Forfeited or Expired	(31,251)	2.50
Outstanding at June 30, 2021	575,499	$7.06	$6,865,703
Exercisable at June 30, 2021	446,295	$5.37	$5,324,299
Vested and Expected to Vest at June 30, 2021	547,834	$6.80	$6,535,660

Outstanding at December 31, 2021	391,562	$5.07
Granted	-	-
Exercised	(12,417)	0.07
Forfeited or Expired	(9,702)	9.24
Outstanding at June 30, 2022	369,443	$1.47	$387,916
Exercisable at June 30, 2022	369,443	$1.47	$387,916
Vested and Expected to Vest at June 30, 2022	369,443	$1.47	$387,916

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $1.05 and $11.93 as of June 30, 2022 and 2021, respectively, which would have been received by the option holders had all option holders exercised their options as of that date. As of June 30, 2022, there was no unrecognized compensation cost related to non-vested stock options.

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

The following table represents the restricted stock award activity during the three months ended June 30, 2022 and 2021.

	Non-vested Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2021	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2021	-	$-

Non-vested at January 1, 2022	-	$-
Granted	39,413	3.24
Vested	(39,413)	(3.24)
Forfeited	-	-
Non-vested at June 30, 2022	-	$-

Total stock-based compensation expense recognized for the Company’s 2021 Plan was $0 and $1,291,887 for the three months ended June 30, 2022 and 2021, respectively, and $166,800 and $2,089,500 for the six months ended June 30, 2022 and 2021, respectively.

13.	STOCK GRANT EXPENSE

The Company issues stock with no exercise price to its employees, outside service providers, and board members.  These stock grants typically do not have a vesting period and vest immediately upon issuances.

The Company issued the following stock during the three and six months ended June 30, 2022:

	Number of shares
	Six months ended	Three months ended
	June 30, 2022	June 30, 2022
Employees and board members	493,347	493,347
Services	54,692	15,279

Total stock grants	548,039	508,626

The Company recorded stock grant compensation expense for employees and board members in the amount of $1,496,711 and $1,496,711 for the six and three months ended June 30, 2022, respectively, and stock grant compensation expense for services in the amount of $205,652 and $79,238 for the six and three months ended June 30, 2022, respectively. As of June 30, 2022, common stock issuable is 221,090.

14.	COMMON STOCK

GreenBox POS LLC (“PrivCo”), a privately held company owned by Ben Errez, Chairman and Executive Vice President of the Company, and Fredi Nisan, Chief Executive of the Company and a member of its Board of Directors, owns approximately 20,455,875 shares of the Company’s common stock. In November 2021, pursuant to a verbal agreement, PrivCo pledged to the Company 1,000,000 shares of common stock in exchange of $5.59 million (based on the $5.59 closing price of the common stock on November 24, 2021) held in a trust account, classified as current assets. The purpose of the 1,000,000 common share pledge is to allow the Company, if necessary, to cancel up to 1 million of PrivCo’s shares and issue them to new shareholders without increasing the Company’s shares outstanding. As shares get cancelled and issued to new shareholders, the Company would release the $5.59 per share value from the trust account to PrivCo. As part of the verbal agreement, the parties agreed that any shares cancelled and issued out of these 1 million shares will need to be later re-issued to PrivCo. PrivCo will need to return the $5.59 per share amount paid to it. In February 2022, the Company cancelled 33,333 of PrivCo’s shares and issued them to a shareholder and the Company is expected to cancel 500,000 of PrivCo’s shares and issue them to Sky Financial & Intelligence in May 2022. As a result, the Company recorded 533,333 shares to be issued to PrivCo as of March 31, 2022. PrivCo received $186,331 as of March 31, 2022 (for the cancellation of 33,333 shares) and will receive a further $2.795 million when the 500,000 shares are cancelled. The Company cancelled 500,000 of PrivCo’s shares on April 29, 2022. The Company issued 500,000 shares to Sky Financial & Intelligence LLC on May 12, 2022.

15.	LEASES

For operating leases, we calculated right of use assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the incremental borrowing rate, in accordance with ASC 842, Leases.

The Company leases office space at three locations in California, Florida and Massachusetts. The Company had operating lease expense of $198,409 and $67,685 for the three months ended June 30, 2022 and 2021, respectively. The Company had operating lease expense of $357,831 and $100,789 for the six months ended June 30, 2022 and 2021, respectively.

Future minimum lease payments for all leases as of June 30, 2022 are as follows:
Year	Amount
2022 (Remainder)	$464,384
2023	671,630
2024	462,452
2025	350,422
2026	248,605
Thereafter	42,463
Total lease payments	2,239,956
Less: present value adjustment	(279,012)
Present value of total lease liabilities	1,960,944
Less: current lease liabilities	(728,076)
Long-term lease liabilities	$1,232,868

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2022, the weighted average remaining lease term is 2.5 years and the weighted average discount rate used to determine the operating lease liabilities is 10.0%.

16.	RELATED PARTY TRANSACTIONS

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

Mr. Haller, as of March 31, 2022, is an independent contractor to the Company (and no longer an employee).

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

On March 31, 2022, the Company acquired a portfolio of merchant accounts from Sky Financial & Intelligence for $18,110,000. The Company paid $16,000,000 of cash in March 2022 and issued 500,000 shares of restricted common stock for the transaction in May 2022.

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

The Company did not pay any commissions to the related parties mentioned above for the six months ended June 30, 2022 and 2021.

17.	COMMITMENTS AND CONTINGENCIES

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

●

The Good People Farms, LLC (TGPF) - TGPF initiated an arbitration in AAA on or about April 20, 2020 against GreenBox POS, Fredi Nisan, Ben Errez, MTrac Tech., Vanessa Luna, and Jason LeBlanc. The matter was placed in abeyance for some time. On January 15, 2021, GreenBox filed a counterclaim for fraud - intentional misrepresentation, breach of contract, breach of covenant of good faith and fair dealing, violation of California Business and Professions Code Section 17200, and accounting. The arbitration was stayed pending further proceedings in the separate but related action filed by MTrac and Ms. Luna in San Diego Superior Court. The arbitration has now commenced again upon the state court's January 14, 2022 order denying MTrac's and Ms. Luna's motion for summary judgment and granting of TGPF 's motion to compel arbitration as to MTrac only. TGPF submitted a new complaint on June 21, 2022. There was a preliminary arbitration hearing held the first week of July 2022 and final hearings have been provisionally set for April 18-21, 2023.

●

Pure Health, et al. v. Worldpay LLC et al - On February 18, 2022, forty-three online marketer Plaintiffs filed suit in the Court of Common Pleas, Hamilton County, Ohio against Worldpay LLC (formerly Vantiv LLC), Fifth Third Bank, ChargeSavvy LLC, a wholly owned subsidiary of GreenBox POS, GreenBox POS, and John Does 1 (Defendants) through 10, alleging breach of contract, breach of implied covenant of good faith and fair dealing, conversion, and money had and received (constructive trust). Defendant GreenBox POS believes that Plaintiffs’ claims against it are without merit and plans to pursue all judicial remedies necessary to resolve this matter. On April 22, 2022 Worldpay and Fifth Third filed a motion to stay proceedings and compel arbitration. The parties thereafter stipulated to arbitration, and the Court granted the parties’ stipulation to submit the dispute to binding arbitration on June 1, 2022. On June 9, 2022, the same forty-three online marketers (“Claimants”) filed their demand in AAA Arbitration. GreenBox submitted an answering to the Claimants’ demand on June 24, 2022. The parties are in the process of selecting an arbitrator.

●

Paul Levine – On April 27, 2022, Paul Levine (“Levine”), former Chief Executive Officer of Coyni, Inc., wholly-owned subsidiary of GreenBox POS, filed a charge with The Occupational Safety and Health Administration (“OSHA”) against respondents Coyni and GreenBox. Levine alleges retaliation in violation of the Sarbanes-Oxley Act of 2002, as amended, 18 U.S.C. §1514A (“SOX”). GreenBox believes the claims are without merit and intends to defend itself vigorously. This matter is currently pending in the investigation phase with OSHA.

18.	SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Accordingly, the Company did not have any subsequent events that require disclosure other than the following:

●

On June 30, 2022, Transact Europe EAD, a subsidiary of the Company entered into a stock purchase agreement to acquire 100% of the outstanding shares of Roark Holdings Ltd., dba Paysos, a UK Limited company.  The Company expects to finalize the transaction during Q3 2022.

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

On May 3, 2018, PubCo formally changed its name to GreenBox POS LLC, then subsequently changed its name to GreenBox POS on December 13, 2018.

Management Discussion and Analysis

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 (Unaudited) Compared to Three Months June 30, 2021 (Unaudited):

	Three Months Ended June 30,
	2022		2021		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Net revenue	$6,965,578	100.0%	$6,379,179	100.0%	$586,399	9.2%
Cost of revenue	4,142,878	59.5%	1,323,480	20.7%	2,819,398	213.0%
Gross profit	2,822,700	40.5%	5,055,699	79.3%	(2,232,999)	-44.2%

Operating expenses:
Advertising and marketing	526,852	7.6%	22,605	0.4%	504,247	2230.7%
Research and development	1,919,944	27.6%	808,210	12.7%	1,111,734	137.6%
General and administrative	1,353,604	19.4%	298,030	4.7%	1,055,574	354.2%
Payroll and payroll taxes	2,712,424	38.9%	1,061,929	16.6%	1,650,495	155.4%
Professional fees	1,167,798	16.8%	867,472	13.6%	300,326	34.6%
Stock compensation for employees	-	0.0%	1,291,887	20.3%	(1,291,887)	-100.0%
Stock grant expense	1,715,298	24.6%	-	0.0%	1,715,298	n/a
Stock compensation for services	79,238	1.1%	726,933	11.4%	(647,695)	-89.1%
Depreciation and amortization	2,126,607	30.5%	14,244	0.2%	2,112,363	14829.8%
Total operating expenses	11,601,765	166.6%	5,091,310	79.8%	6,510,455	127.9%

Loss from operations	(8,779,065)	-126.0%	(35,611)	-0.6%	(8,743,454)	24552.7%

Other Income (Expense):
Interest expense	(1,866,016)	-26.8%	-	0.0%	(1,866,016)	n/a
Interest expense - debt discount	(5,582,164)	-80.1%	-	0.0%	(5,582,164)	n/a
Changes in fair value of derivative liability	26,373,994	378.6%	-	0.0%	26,373,994	n/a
Merchant liability settlement	-	0.0%	-	0.0%	-	n/a
Other income or expense	185,893	2.7%	(3,949)	-0.1%	189,842	-4807.3%
Total other income (expense)	19,111,707	274.4%	(3,949)	-0.1%	19,115,656	-484063.2%

Income (Loss) before provision for income taxes	10,332,642	148.3%	(39,560)	-0.6%	10,372,202	-26218.9%

Provision for income taxes	(77,443)	-1.1%	-	0.0%	(77,443)	0.0%

Net income (loss)	$10,410,085	149.5%	$(39,560)	-0.6%	$10,449,645	-26414.7%

Net Revenue

Net revenue increased by $586,399, or 9.2%, to $6,965,578 for the three months ended June 30, 2022, from $6,379,179 for the three months ended June 30, 2021. The change in net revenue reflected the following:

●	Continued work on technology launch of new platforms in late 2020 which was fully effective in the three months ended September 30, 2021.

●	Increase in processing volume in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Cost of Revenue

Cost of revenue increased by $2,819,398, or 213.0%, to $4,142,878 for the three months ended June 30, 2022, from $1,323,480 for the three months ended June 30, 2021. Payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. Cost of revenues increased due to the following:

●	Increased volume, resulting in higher processing fees paid to Gateways and commission payments to ISOs. The gross margin decreased due to increase in fees in ISO.

Operating Expenses

Operating expenses increased by $6,510,455, or 127.9%, to $11,601,765 for the three months ended June 30, 2022, from $5,091,310 for the three months ended June 30, 2021. The increase was due primarily to higher stock grant expense, depreciation and amortization, and payroll and payroll taxes for the three months ended June 30, 2022, offset by decreases in stock compensation for employees.

Other Income (Expense)

Other income (expense) increased by $19,115,656, or 484,063.2%, to $19,111,707 for the three months ended June 30, 2022, from ($3,949) for the three months ended June 30, 2021. Interest expense increased significantly in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due to the $100,000,000 convertible note issued in November 2021. Amortization of the discount, fees and the fair value of the derivative liability associated with the note were also contributing factors.  Furthermore, the Company changes in fair value of derivative liability expense of $26,373,994 for the three months ended June 30, 2022 and none in the previous year same quarter.

Six Months Ended June 30, 2022 (Unaudited) Compared to Six Months June 30, 2021 (Unaudited):

	Six Months Ended June 30,
	2022		2021		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Net revenue	$11,861,104	100.0%	$11,128,620	100.0%	$732,484	6.6%
Cost of revenue	6,706,708	56.5%	2,917,251	26.2%	3,789,457	129.9%
Gross profit	5,154,396	43.5%	8,211,369	73.8%	(3,056,973)	-37.2%

Operating expenses:
Advertising and marketing	667,818	5.6%	47,330	0.4%	620,488	1311.0%
Research and development	3,858,077	32.5%	1,461,591	13.1%	2,396,486	164.0%
General and administrative	3,145,788	26.5%	864,225	7.8%	2,281,563	264.0%
Payroll and payroll taxes	5,095,821	43.0%	1,621,130	14.6%	3,474,691	214.3%
Professional fees	2,672,359	22.5%	1,325,224	11.9%	1,347,135	101.7%
Stock compensation for employees	166,800	1.4%	2,089,500	18.8%	(1,922,700)	-92.0%
Stock grant expense	1,715,298	14.5%	-	0.0%	1,715,298	n/a
Stock compensation for services	205,652	1.7%	10,180,758	91.5%	(9,975,106)	-98.0%
Depreciation and amortization	2,580,948	21.8%	20,253	0.2%	2,560,695	12643.5%
Total operating expenses	20,108,561	169.5%	17,610,011	158.2%	2,498,550	14.2%

Loss from operations	(14,954,165)	-126.1%	(9,398,642)	-84.5%	(5,555,523)	59.1%

Other Income (Expense):
Interest expense	(3,755,501)	-31.7%	(594,258)	-5.3%	(3,161,243)	532.0%
Interest expense - debt discount	(11,102,986)	-93.6%	(2,993,408)	-26.9%	(8,109,578)	270.9%
Changes in fair value of derivative liability	18,673,994	157.4%	-	0.0%	18,673,994	n/a
Merchant liability settlement	-	0.0%	(364,124)	-3.3%	364,124	-100.0%
Other income or expense	235,209	2.0%	(18,560)	-0.2%	253,769	-1367.3%
Total other income (expense)	4,050,716	34.2%	(3,970,350)	-35.7%	8,021,066	-202.0%

Loss before provision for income taxes	(10,903,449)	-91.9%	(13,368,992)	-120.1%	2,465,543	-18.4%

Provision for income taxes	2,453	0.0%	-	0.0%	2,453	0.0%

Net loss	$(10,905,902)	-91.9%	$(13,368,992)	-120.1%	$2,463,090	-18.4%

Net Revenue

Net revenue increased by $732,484, or 6.6%, to $11,861,104 for the six months ended June 30, 2022, from $11,128,620 for the six months ended June 30, 2021. The change in net revenue reflected the following:

●	Continued work on technology launch of new platforms in late 2020 which was fully effective in the three months ended September 30, 2021.

●	Increase in processing volume in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Cost of Revenue

Cost of revenue increased by $3,789,457, or 129.9%, to $6,706,708 for the six months ended June 30, 2022, from $2,917,251 for the six months ended June 30, 2021. Payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. Cost of revenues increased due to the following:

●	Increased volume, resulting in higher processing fees paid to Gateways and commission payments to ISOs. The gross margin decreased due to increase in fees in ISO.

Operating Expenses

Operating expenses increased by $2,498,550, or 14.2%, to $20,108,561 for the six months ended June 30, 2022, from $17,610,011 for the six months ended June 30, 2021. The increase was due primarily to higher stock grant expense, depreciation and amortization, and payroll and payroll taxes for the six months ended June 30, 2022, offset by decreases in stock compensation for employees and services.

Other Income (Expense)

Other income (expense) increased by $8,021,066 or 202.0%, to $4,050,716 for the six months ended June 30, 2022, from ($3,970,350) for the six months ended June 30, 2021. Interest expense increased significantly in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due to the $100,000,000 convertible note issued in November 2021. Amortization of the discount, fees and the fair value of the derivative liability associated with the note were also contributing factors.  Furthermore, the Company changes in fair value of derivative liability expense of $18,673,994 for the six months ended June 30, 2022 and none in the previous year same quarter.

Provision for Income Taxes

The Company estimates our annual effective income tax rate to be 0.00% for calendar 2022, which is different from the U.S. federal statutory rate, primarily due to its full valuation position. The Company recorded approximately $2,000 of tax expense. As of June 30, 2022, we have no material unrecognized tax benefits, and the Company expects no change to unrecognized tax benefits within next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity have historically been derived from raising capital by issuing debt or common stock. Our cash flow from operations is not yet able to cover cash needs. The Company believes current cash balances will be sufficient to cover our operating needs for the next twelve months. Our $89 million convertible note matures November 2023. There are covenants associated with the note that accelerates the conversion of tranches of the note should certain targets be met.

The Company may, in the future, seek to raise additional capital to fund growth, operations and other business activities, but such additional capital may not be available to us on acceptable terms, on a timely basis, or at all.

The following table summarizes our cash flows from operating, investing and financing activities (unaudited):

	Six Months Ended June 30,
	2022	2021

Net cash provided by (used in) operating activities	$3,094,937	$(13,667,974)
Net cash provided by (used in) investing activities	(45,559,088)	(2,568,411)
Net cash provided by (used in) financing activities	(9,231,508)	44,200,398
Cash acquired from acquisition of Transact Europe	18,676,860	-
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(33,018,798)	$27,964,013

Operating Activities – For the six months ended June 30, 2022 and 2021, net cash provided by and used in operating activities was $3,094,937 and ($13,667,974), respectively. The cash provided by operating activities was primarily due to net loss and timing of settlement of assets and liabilities including stock compensation expenses.

Investing Activities – Net cash used in investing activities primarily consisted of the acquisition of Transact Europe and Sky Financials for the six months ended June 30, 2022.

Financing Activities – Net cash provided by financing activities primarily consisted of proceeds from the Offering of $45,805,491 for the six months ended June 30, 2021 and net cash used in by financing activities primarily consisted of repurchases of common stock under treasury method of $3,236,723 and repayment of convertible debt of $6,000,000 for the six months ended June 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and six months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no share repurchases in the three months ended June 30, 2022.

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

GREENBOX POS (Registrant)

Date: August 15, 2022	By:	/s/ Fredi Nisan
Fredi Nisan Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Benjamin Chung
Benjamin Chung Chief Financial Officer (Principal Financial Officer)