Form 10-Q
period 2022-09-30
RYVYL Inc.
filed 2022-11-21
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from to

Commission file number: 001-34294

RYVYL Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3131 Camino Del Rio North, Suite 1400 San Diego, CA	92108
(Address of principal executive offices)	(Zip Code)

(619) 631-8261

(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	RVYL	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

Number of shares outstanding of the issuer’s classes of common equity, as of November 15, 2022 was 49,647,531 Shares of Common Stock (One Class)

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RYVYL Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2022	2021
ASSETS

Current Assets:
Cash and cash equivalents	$11,020,840	$89,559,695
Restricted cash	26,606,827	-
Accounts receivable, net of allowance for bad debt of $54,795 and $54,795, respectively	790,069	481,668
Inventory, net of inventory reserve of $3,127 and $3,127, respectively	273,684	286,360
Cash due from gateways, net of allowance of $3,904,952 and $3,904,952, respectively	15,125,184	18,941,761
Prepaid and other current assets	14,567,792	6,420,696
Total current assets	68,384,396	115,690,180

Non-current Assets:
Property and equipment, net	1,702,172	1,674,884
Other assets	186,038	190,636
Goodwill	26,625,946	6,048,034
Intangible Assets, net	22,394,833	7,578,935
Operating lease right-of-use assets, net	1,656,448	1,490,159
Investments -assets	1,451,247	-
Total non-current assets	54,016,684	16,982,648

Total assets	$122,401,080	$132,672,828

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$97,183	$871,037
Other current liabilities	1,408,410	501,167
Accrued interest	8,022	1,226,287
Payment processing liabilities, net	22,593,376	4,997,807
Short-term notes payable, net of debt discount	12,870	-
Derivative liability	2,520,127	18,735,000
Current portion of operating lease liabilities	632,038	495,134

Total current liabilities	27,272,026	26,826,432
Long-term debt	637,030	649,900
Convertible debt, net of debt discount of $30,241,836 and $41,344,822, respectively	58,661,454	58,655,178
Operating lease liabilities, less current portion	1,124,624	1,035,895

Total liabilities	87,695,134	87,167,405

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001, 82,500,000 shares authorized, shares issued and outstanding of 48,499,026 and 42,831,816, respectively	48,155	42,831
Common stock issuable, par value $0.001, 2,516,189 and 0 shares issuable, respectively	2,412	-
Additional paid-in capital	99,618,045	88,574,469
Accumulated other comprehensive income (loss)	(708,424)	-
Accumulated deficit	(64,254,242)	(38,178,061)
Less: Treasury stock, at cost; 0 and 714,831, respectively	-	(4,933,816)
Total stockholders' equity	34,705,946	45,505,423

Total liabilities and stockholder's equity	$122,401,080	$132,672,828

The accompanying notes are an integral part of these condensed unaudited financial statements.

RYVYL Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net revenue	$10,629,691	$8,045,469	$22,490,824	$19,174,089
Cost of revenue	4,269,529	2,420,748	10,976,255	5,337,999

Gross profit	6,360,162	5,624,721	11,514,569	13,836,090

Operating expenses:
Advertising and marketing	438,523	37,179	1,106,341	84,509
Research and development	1,442,038	1,043,385	5,300,115	2,504,976
General and administrative	1,186,123	784,158	4,331,918	1,648,383
Payroll and payroll taxes	2,384,544	1,250,451	7,480,377	2,871,581
Professional fees	1,031,867	789,772	3,704,226	2,114,996
Stock compensation for employees	-	3,777,572	166,800	5,867,072
Stock grant expense	508,313	-	2,223,611	-
Stock compensation for services	132,696	238,238	338,348	10,418,996
Depreciation and amortization	2,298,849	457,633	4,879,798	477,886
Total operating expenses	9,422,953	8,378,388	29,531,534	25,988,399

Income (Loss) from operations	(3,062,791)	(2,753,667)	(18,016,965)	(12,152,309)

Other income (expense):
Interest expense	(1,906,962)	(4,736)	(5,662,463)	(598,994)
Interest expense - debt discount	(436,817)	-	(11,539,803)	(2,993,408)
Changes in fair value of derivative liability	(4,082,056)	-	14,591,938	-
Derecognition expense on conversion of convertible debt	(5,709,672)	-	(5,709,672)	-
Merchant liability settlement	-	-	-	(364,124)
Other income or expense	62,806	(37,497)	298,021	(56,057)
Total other income (expense), net	(12,072,701)	(42,233)	(8,021,979)	(4,012,583)

Income (loss) before provision for income taxes	(15,135,492)	(2,795,900)	(26,038,944)	(16,164,892)

Income tax provision	34,785	3,253,855	37,237	3,253,855

Net income (loss)	$(15,170,277)	$(6,049,755)	$(26,076,181)	$(19,418,747)

Comprehensive income statement:
Net income (loss)	$(15,170,277)	$(6,049,755)	$(26,076,181)	$(19,418,747)
Foreign currency translation loss	(310,585)	-	(708,424)	-
Total comprehensive income (loss)	$(15,480,862)	$(6,049,755)	$(26,784,605)	$(19,418,747)

Net loss per share:
Basic and diluted	$(0.32)	$(0.14)	$(0.59)	$(0.49)

Weighted average number of common shares outstanding:
Basic and diluted	47,104,952	42,065,842	44,072,798	39,949,732

The accompanying notes are an integral part of these condensed unaudited financial statements.

RYVYL Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock				Treasury Stock		Additional Paid-In	Other Accumulated Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Issuable	Amount	Shares	At Cost	Capital	Loss	Deficit	(Deficit)

Balance at June 30, 2022	44,600,527	$43,884	754,423	$754	-	$-	$89,386,501	$(397,839)	$(49,083,965)	$39,949,335

Common stock issued for services	150,191	150	-	-	-	-	132,546	-	-	132,696

Common stock issued to employees as stock compensation	586,954	587	(208,334)	(208)	-	-	458,970	-	-	459,349

Common stock shares contributed by shareholder	(412,500)	(48)	-	-	-	-	-	-	-	(48)

Common stock issued for conversion of convertible debt	3,542,912	3,551	-	-	-	-	7,822,584	-	-	7,826,135

Common stock issued for interest on convertible debt	30,532	31	-	-	-	-	110,301	-	-	110,332

Common stock issuable for interest on convertible debt	-	-	1,865,934	1,866	-	-	1,707,143	-	-	1,709,009

Other comprehensive loss	-	-	-	-	-	-	-	(310,585)	-	(310,585)

Net loss	-	-	-	-	-	-	-	-	(15,170,277)	(15,170,277)

Balance at September 30, 2022	48,499,026	$48,155	2,412,023	$2,412	-	$-	$99,618,045	$(708,424)	$(64,254,242)	$34,705,946

	Common Stock				Treasury Stock		Additional Paid-In	Other Accumulated Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Issuable	Amount	Shares	At Cost	Capital	Loss	Deficit	(Deficit)

Balance at December 31, 2021	43,546,647	$42,831	-	$-	(714,831)	$(4,933,816)	88,574,469	$-	$(38,178,061)	$45,505,423

Common stock issued for services	204,883	205	-	-	-	-	338,143	-	-	338,348

Common stock issued to shareholder	33,333	33	-	-	-	-	(33)	-	-	-

Common stock issued to employees as stock compensation	859,211	859	12,756	13	-	-	1,955,188	-	-	1,956,060

Common stock issued for stock options exercised	12,417	12	-	-	-	-	5,203	-	-	5,215

Common stock contributed and cancelled from shareholder	(745,833)	(381)	-	-	-	-	333	-	-	(48)

Common stock issuable - Acquisition of Sky assets	500,000	500	-	-	-	-	2,109,500	-	-	2,110,000

Common stock shares contributed by shareholder	(500,000)	(500)	-	-	-	-	500	-	-	-

Common stock shares issuable to shareholder	-	-	533,333	533	-	-	(533)	-	-	-

Common stock issued for conversion of convertible debt	5,956,912	5,964	-	-	-	-	12,820,171	-	-	12,826,135

Common stock issued for interest on convertible debt	30,942	31	-	-	-	-	110,301	-	-	110,332

Common stock issuable for interest on convertible debt	-	-	1,865,934	1,866	-	-	1,707,143	-	-	1,709,009

Treasury Stock	(1,398,586)	(1,399)	-	-	714,831	4,933,816	(8,169,140)	-	-	(3,236,723)

Stock compensation expense	-	-	-	-	-	-	166,800	-	-	166,800

Other comprehensive loss	-	-	-	-	-	-	-	(708,424)	-	(708,424)

Net loss	-	-	-	-	-	-	-	-	(26,076,181)	(26,076,181)

Balance at September 30, 2022	48,499,026	$48,155	2,412,023	$2,412	-	$-	99,618,045	$(708,424)	$(64,254,242)	$34,705,946

RYVYL Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock				Treasury	Additional		Total Stockholders'
	Shares	Amount	To be Issued	Amount	Stock at Cost	Paid-In Capital	Accumulated Deficit	Equity (Deficit)

Balance at June 30, 2021	42,236,219	$42,327	-	$-	$(933,343)	$73,916,018	$(25,093,541)	$47,931,461

Exercise of warrants - common stocks issued from issuable	106,667	107	-	-	-	211,094	-	$211,201

Issuances of stock for services	251,998	252	-	-	-	164,660	-	$164,912

Issuances of stock for stock option exercises	13,217	13	-	-	-	(13)	-	$-

Issuances of stock to board members for services	8,935	9	-	-	-	82,495	-	$82,504

Issuances of common stock for acquisition of ChargeSavvy	1,000,000	1,000	-	-	-	12,139,000	-	$12,140,000

Stock option expense	-	-	-	-	-	3,777,572	-	$3,777,572

Correction of number of shares issued and outstanding due to incorrect common stock split	(542,014)	(843)	-	-	-	-	-	$(843)

Treasury Stock	(210,000)	-	-	-	(1,746,290)	-	-	$(1,746,290)

Net loss	-	-	-	-	-	-	(6,049,755)	$(6,049,755)

Balance at September 30, 2021	42,865,022	$42,865	-	$-	$(2,679,633)	$90,290,826	$(31,143,296)	$56,510,762

	Common Stock				Treasury	Additional		Total Stockholders'
	Shares	Amount	To be Issued	Amount	Stock at cost	Paid-In Capital	Accumulated Deficit	Equity (Deficit)

Balance at December 31, 2020	30,710,645	30,711	-	-	-	12,079,074	(11,724,549)	385,236

Common stock issued for exercise of warrant	1,884,445	1,884	-	-	-	3,729,316	-	3,731,200

Common stock issued for conversion of convertible debt	1,944,444	1,944	-	-	-	3,848,056	-	3,850,000

Common shares issued for restricted shares to executive	83,333	83	-	-	-	(83)	-	-

Common stock issued for services	709,037	709	-	-	-	10,427,127	-	10,427,836

Common stock issued for interest for convertible debt	96,664	97	-	-	-	594,258	-	594,355

Common stock issued for non-cash stock option exercise	70,112	70	-	-	-	(70)	-	-

Common stock issued for stock options exercised	18,717	19	-	-	-	2,231	-	2,250

Issuances of common stock, net of issuance costs of $4,305,758	4,772,500	4,773	-	-	-	45,800,718	-	45,805,491

Issuance of common stock	1,171,849	1,172	-	-	-	(1,172)	-	-

Issuances of common stock from previous unregistered shares	703,276	703	-	-	-	(703)	-	-

Stock compensation expense	-	-	-	-	-	5,867,073	-	5,867,073

Payment for previous common stock repurchased under treasury method	-	-	-	-	-	(4,194,000)	-	(4,194,000)

Purchases of treasury stock	(300,000)	(300)	-	-	(2,679,633)	-	-	(2,679,933)

Issuances of common stock for acquisition of ChargeSavvy	1,000,000	1,000	-	-		12,139,000	-	12,140,000

Net loss	-	-	-	-	-	-	(19,418,747)	(19,418,747)

Balance at September 30, 2021	42,865,022	42,865	-	-	(2,679,633)	90,290,826	(31,143,296)	56,510,762

The accompanying notes are an integral part of these condensed unaudited financial statements.

RYVYL Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(26,076,181)	$(19,418,747)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,718,262	477,886
Noncash lease expense	54,117	(1,202)
Stock compensation expense	166,800	5,867,072
Common stocks issued for professional fees	338,348	10,418,996
Stock compensation issued for interest	1,819,341	598,994
Common stock issued to employees as stock compensation	2,223,611	-
Interest expense - debt discount	11,539,803	2,993,408
Changes in fair value of derivative liability	(14,591,938)	-
Derecognition expense on conversion of convertible debt	5,709,672
Changes in assets and liabilities:
Guarantee deposits	25,906	-
Other receivable, net	(308,401)	(154,556)
Inventory	12,676	(53,278)
Prepaid and other current assets	(1,903,359)	(184,172)
Cash due from gateways, net	3,816,577	(12,114,404)
Other assets	47,644	679,558
Accounts payable	(728,041)	370,487
Other current liabilities	347,718	3,384,258
Accrued interest	(1,218,265)	-
Payment processing liabilities, net	2,561,645	(6,898,339)
Net cash provided by (used in) operating activities	(11,444,065)	(14,034,039)

Cash flows from investing activities:
Purchases of property and equipment	(101,798)	(97,818)
Deposit on acquisitions	(1,451,247)	-
Purchase of intangibles	(500,000)	(2,500,000)
Cash provided for Transact Europe Acquisition	(28,810,600)	-
Cash provided for Sky asset acquisition	(16,000,000)	-
Net cash used in investing activities	(46,863,645)	(2,597,818)

Cash flows from financing activities:
Treasury stock repurchase	(3,236,723)	(2,679,633)
Proceeds from stock option exercises	5,215	2,250
Repayments on convertible debt	(6,000,000)	-
Borrowing form notes payable		350,000
Proceeds from exercise of warrant	-	3,731,200
Repurchase of common stock from stockholder	-	(4,194,000)
Proceeds from issuance of common stock	-	45,805,491
Net cash provided by (used in) financing activities	(9,231,508)	43,015,308

Cash acquired from acquisition of Northeast and Charge Savvy		1,491,068
Restricted cash acquired from Transact Europe	18,676,860	-

Net increase (decrease) in cash, cash equivalents, and restricted cash	(48,862,358)	27,874,519

Foreign currency translation adjustment	(3,069,670)	-

Cash, cash equivalents, and restricted cash – beginning of period	89,559,695	1,832,735

Cash, cash equivalents, and restricted cash – end of period	$37,627,667	$29,707,254

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,907,111	$4,639
Income taxes	$-	$800

Non-cash financing and investing activities:
Convertible debt conversion to common stock	$12,826,135	$3,850,000
Common stock issued for acquisition of Charge Savvy	-	$12,140,000
Interest accrual from convertible debt converted to common stock	$-	$594,355

The accompanying notes are an integral part of these condensed unaudited financial statements.

RYVYL Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization

RYVYL Inc. is a financial technology company that develops, markets, and sells innovative blockchain-based payment solutions, which we believe offer significant improvements for the payment solutions marketplace. The Company’s core focus is to develop and monetize disruptive blockchain-based applications, integrated within an end-to-end suite of financial products, capable of supporting a multitude of industries. The Company’s proprietary, blockchain-based systems are designed to facilitate, record and store a virtually limitless volume of tokenized assets, representing cash or data, on a secured, immutable blockchain-based ledger.

The Company was formerly known as ASAP Expo, Inc ("ASAP”), and was incorporated in the state of Nevada on April 10, 2007. On January 4, 2020, the Company and GreenBox POS LLC, a Washington limited liability company ("PrivCo”), entered into an Asset Purchase Agreement (the "Agreement”), to memorialize a verbal agreement (the "Verbal Agreement”) entered into on April 12, 2018, by and among the Company (the Buyer) and PrivCo (the Seller). On April 12, 2018, pursuant to the Verbal Agreement, the Company acquired PrivCo’s blockchain gateway and payment system business, point of sale system business, delivery business and kiosk business, bank and merchant accounts, as well as all intellectual property related thereto (the "GreenBox Business”). As consideration for the GreenBox Business, on April 12, 2018, the Company assumed PrivCo’s liabilities that had been incurred in the normal course of the GreenBox Business.

On May 3, 2018, the Company formally changed its name to GreenBox POS LLC, then subsequently changed its name to GreenBox POS on December 13, 2018. On October 13, 2022 GreenBox POS changed its name to RYVYL Inc. (“RYVYL”).

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

Basis of Presentation and Consolidation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The consolidated financial statements include the accounts of RYVYL Inc., Northeast Merchant Systems, Inc., Charge Savvy LLC, and Transact Europe Holdings. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

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

We generate revenues from two geographic areas, consisting of North America and Europe. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net revenue:	2022	2021	2022	2021
North America	$9,493,453	$8,045,469	$20,323,166	$19,174,089
Europe	1,136,238	-	2,167,658	-
Totals	$10,629,691	$8,045,469	$22,490,824	$19,174,089

	September 30,	December 31,
Long-lived assets, net (property and equipment and intangible assets):	2022	2021
North America	$23,080,255	$9,253,819
Europe	1,016,750	-
Totals	$24,097,005	$9,253,819

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

Foreign Currency Translation

The financial position and results of operations of the Company are determined using the local currency, US Dollar (“$”), as the functional currency. The financial position and results of operations of Transact Europe Holdings, the Bulgaria subsidiary of the Company, are initially recorded using its local currency, Bulgarian Lev (“BGN”). Assets and liabilities denominated in foreign currency are translated to the functional currency at the functional currency rate of exchange at the balance sheet date. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency, US Dollar, are recorded as a comprehensive income or loss as a component of accumulated other comprehensive income. As of September30, 2022, the exchange rate was BGN 2.0002 to one US Dollar. The average exchange rate for the three months ended September 30, 2022 was BGN 1.9411 per US Dollar. The Company acquired Transact Europe Holdings on April 1, 2022 and Transact Europe Holdings was consolidated from the date of acquisition which is April 1, 2022.

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

	September 30, 2022	December 31, 2021

Cash and cash equivalents	$11,020,840	$89,559,695
Restricted cash	26,606,827	-

Total cash, cash equivalents and restricted cash	$37,627,667	$89,559,695

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

The Company did not have any Level 1 and Level 2 fair value measurement. The Company had the following Level 3 fair value measurement:

Fair Value at September 30, 2022

Customer Relationship	$25,196,976
Business intellectual properties	$2,674,851
Derivative Liability	$2,520,127

Fair Value at December 31, 2021

Customer Relationship	$5,820,195
Business Technology/IP	$2,611,088
Derivative liability	$18,735,000

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever management believes that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the carrying value is determined to be unrecoverable, an impairment loss is recognized through a charge to expense. As of September 30, 2022, the Company does not believe that impairment indicators are present, and accordingly, based on this assessment, no further impairment analysis was performed.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net of operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As of September 30, 2022, we have no material unrecognized tax benefits, and we expect no material unrecognized tax benefits for the next 12 months.

Earnings Per Share

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings/loss per share is the same as the basic earnings/loss per share for the three and six months ended September 30, 2022 and 2021, as there are no potential shares outstanding other than options that would have a dilutive effect.

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

The FASB issued ASU 2020-06 (“Update”) to simplify the accounting for convertible instruments by eliminating large sections of the existing guidance in this area. It also eliminates several triggers for derivative accounting, including a requirement to settle certain contracts by delivering registered shares. These changes are intended to make GAAP easier to apply and, therefore, reduce the frequency of errors in this part of the literature. Early adoption is permitted for fiscal years beginning after December 15, 2020. For SEC filers, excluding smaller reporting companies, this Update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, this Update is effective for fiscal years beginning after December 15, 2023, including interim periods therein. The Company is evaluating the impact of this guidance on its consolidated financial statements.

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

On April 1, 2022, the Company acquired Transact Europe Holdings for approximately $28.8 million (€26.0 million) in cash. Transact Europe EAD (TEU), an EU regulated electronic money institution headquartered in Sofia, Bulgaria, boasts an array of licenses such as principal level membership of Visa, worldwide membership of MasterCard, and principal membership of China UnionPay. TEU is also part of the direct SEPA (Single Euro Payments Area), a payment system enabling cashless payments across continental Europe. The Company paid approximately $28.8 million as on April 1, 2022. The $28.8 million paid as of June 30, 2022.

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

The Company’s proprietary blockchain-based technology serves as the settlement engine for all transactions within the Company’s ecosystem. The blockchain ledger provides a robust and secure platform to log immense volumes of immutable transactional records in real time. Generally speaking, blockchain is a distributed ledger that uses digitally encrypted keys to verify, secure and record details of each transaction conducted within an ecosystem. Unlike general blockchain-based systems, RYVYL Inc. uses proprietary, private ledger technology to verify every transaction conducted within the RYVYL Inc. ecosystem. The verification of transaction data comes from trusted partners, all of whom have been extensively vetted by us. RYVYL Inc. facilitates all financial elements of our closed-loop ecosystem and we act as the administrator for all related accounts. Using our TrustGateway technology, we seek authorization and settlement for each transaction from Gateways to the issuing bank responsible for the credit/debit card used in the transaction. When the Gateway settles the transaction, our TrustGateway technology composes a chain of blockchain instructions to our ledger manager system.

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

6.	PREPAIDS AND OTHER CURRENT ASSETS

As of September 30, 2022, prepaids and other current assets consists of the following:

	September 30, 2022	December 31, 2021

Prepaid expenses	$450,251	$76,127
Income receivable	685,332	-
Loan receivable	6,410,000	5,590,000
Gateway deposit	6,148,756	-
Security deposit	18,316	18,316
Other current assets	855,137	736,253

Total prepaids and other current assets	$14,567,792	$6,420,696

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30, 2022	December 31, 2021
Land and building	$1,360,000	$1,360,000
Computers	222,156	134,982
Furniture and fixtures	149,367	108,715
Vehicles, machinery and equipment	15,315	13,519
Improvements	140,300	140,300
Total property and equipment	1,887,138	1,757,516
Less: accumulated depreciation	(184,966)	(82,632)
Net property and equipment	$1,702,172	$1,674,884

Depreciation expense was $35,217 and $79,873 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $102,334 and $93,211 for the nine months ended September 30, 2021, respectively.

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

As of September 30, 2022, goodwill assets consisted of the following:

	September 30, 2022	December 31, 2021
Acquisition of Northeast	$2,793,474	$2,293,474
Acquisition of ChargeSavvy	3,754,560	3,754,560
Acquisition of Transact Europe	20,077,912	-

Total goodwill	$26,625,946	$6,048,034

The Company recorded $500,000 as a good-will adjustment related to the earn-out provided during the nine months ended September 30, 2022 related to the acquisition of Northeast.

9.	INTANGIBLE ASSETS

As of September 30, 2022 intangible assets consists of the following:

		As of September 30, 2022			As of December 31, 2021
Intangible Assets	Amortization Period	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Customer relationships	2 to 5 years	$25,196,976	$(4,817,847)	$20,397,129	$5,820,195	$(591,239)	$5,228,956
Business technology/IP	5 years	2,674,851	(659,147)	2,015,704	2,611,088	(261,109)	2,349,979

Total intangible assets		$27,871,827	$(5,458,444)	$22,394,833	$8,431,283	$(852,348)	$7,578,935

Amortization expense was $2,110,815 and $431,936 for the three months ended September 30, 2022 and 2021, respectively. Amortization expense was $464,646 and $438,851 for the nine months ended September 30, 2022 and 2021, respectively.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2022 (remainder)	$2,092,267
2023	8,369,068
2024	7,894,024
2025	3,208,176
2026	831,298
Total	$22,394,833

10.	LONG-TERM DEBTS

Long-term debt consisted of the following:

	As of September 30, 2022	As of December 31, 2021

$149,900 Economic Injury Disaster Loan (EIDL), interest rate of 3.75%, due June 1, 2050	$149,900	$149,900
$500,000 EIDL, interest rate of 3.75%, due May 8, 2050	500,000	500,000

Total long-term debts	649,900	649,900
Less: current portion	12,870	-

Net long-term debts	$637,030	$649,900

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

Due to the continued adverse effects of the COVID-19 emergency, on March 15, 2022 the SBA extended the previously deferments granted to COVID EDIL Borrowers to provide an additional 6-month deferment of principal and interest payments on the COVID EDILs. The 6-month deferment extension is effective for all COVID EDILs approved in calendar years 2020, 2021 and 2022. Payments on the $149,900 EDIL are scheduled to begin on December 3, 2022 and payments on the $500,000 EDIL are scheduled to begin on November 8, 2022.

11.	CONVERTIBLE DEBT

On November 3, 2021, the Company entered into convertible debt with the following terms:

●	Face value of the convertible debt of $100,000,000
●	Original issue discount of 16% of the face value of the debt which amounted to $16,000,000
●

Interest at the rate of 8% per annum payable in cash quarterly in arrears on the first trading day of each calendar quarter on the outstanding balance. The interest rate of the Notes will automatically increase to 15% per annum upon the occurrence and continuance of an event of default.

●	Maturity date of November 202, which was extended to November 2024 as part of the Restructuring Agreement entered into between the Company and the Investor on August 16, 2022.
●	Certain conversion features.

Convertible debt consisted of the following:

	As of September 30, 2022	As of December 31, 2021

Convertible debt balance	$85,450,000	$100,000,000

Debt discount:
Derivative liability	(21,580,000)	(21,580,000)
Original issue discount of 16%	(16,000,000)	(16,000,000)
Placement fees and issuance costs	(7,240,000)	(7,200,000)
Total debt discount	(44,820,000)	(44,780,000)
Accumulated accretion	14,974,982	3,435,178
Derecognition upon conversion	3,056,472	-
Net debt discount after accretion	(26,788,546)	(41,344,822)

Convertible debt balance, net of debt discount	$58,661,454	$58,655,178

The Company recorded accretion expense as interest expense in the amount of $436,817 and $0 for the three months ended September 30, 2022 and 2021, respectively. The Company recorded accretion expense as interest expense in the amount of $11,539,803 and $0 for the nine months ended September 30, 2022 and 2021, respectively. The Company incurred interest expense of $906,962 and $0 for the three months ended September 30, 2022 and 2021, respectively. The Company incurred interest expense of $662,463 and $0 for the nine months ended September 30, 2022 and 2021, respectively.

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

On January 28, 2022, we and the Investor, entered into an Agreement and Waiver (the “Waiver”) with regard to the Note that had the following major provisions:

a)

the Investor agreed to extend the “90 Day Eligibility Date” from February 3, 2022 to May 2, 2022 such that the Investor could no longer, if the closing price of the stock was less than $5.50, convert up to $30 million of the Note into shares of the Company’s common stock (with the conversion price being the lower of (i) the then in effect conversion price and (ii) the greater of (x) the Note’s $1.67 floor price or (y) 98% of the market price on the conversion date) (the “Alternate Optional Conversion Price”) prior to May 2, 2022;

b)	allowed us to acquire, for cancellation, $6 million in in aggregate principal amount of the Note for a purchase price of $6.9 million such that the new principal amount of the Note was $94 million;

c)	lowered the initial fixed conversion price of the Note from $15 to $12; and

d)

if the trading volume of our common stock on any individual trading day was over $5 million (the “Alternate Conversion Company Waiver Measuring Date”), allowed the Investor an opportunity to convert up to $5 million of the Note into shares of our common stock from the Alternate Conversion Company Waiver Measuring Date through and including 7:00 PM ET on the immediately following trading day. The conversion price would be the lower of (i) the then in effect conversion price and (ii) the greater of (x) the Note’s $1.67 floor price or (y) 98% of the market price on the conversion date.

The Company paid the investor $6.0 million on January 31, 2022 and $900,000 fee associated with the Waiver.

The foregoing description of the Waiver does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Waiver, a copy of which was attached as Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2022.

On August 16, 2022, we and the Investor entered into a Restructuring Agreement (the “Restructuring Agreement”) that had the following major provisions:

a)

the Investor agreed to forbear from requiring the repayment of the Note (to the extent such repayment obligation arises solely as a result of the occurrence of the maturity date and not with respect to any event of default or redemption right in the Note or pursuant to the First Indenture) during the period commencing on November 5, 2023 through, and including, November 5, 2024;

b)

with respect to interest dates on and after October 3, 2022, subject to the satisfaction of certain equity conditions, unless the Company delivers a written notice to the Investor specifying that the interest due on such interest date shall be paid in cash, on the applicable interest date, the Company shall issue shares of its common stock, solely with respect to such applicable interest due on such interest date, at a conversion price equal to 95% of the lower of (i) the then in effect conversion price and (ii) the lowest volume weighted average price of our common stock during the five trading days immediately prior to such conversion;

c)

the Company and the Investor agreed that, effective as of August 16, 2022, the Investor would convert $500,000 of principal (together with any accrued and unpaid interest thereon) of the Note into shares of the Company’s common stock at a conversion price equal to the lower of (i) the then in effect conversion price and (ii) the lowest volume weighted average price of our common stock during the five trading days immediately prior to such conversion. The Investor received 495,099 shares of common stock as a result of the conversion price equaling $1.02.

d)

the Company and the Investor agreed that, with respect to each conversion after August 16, 2022, but not in excess of $4.5 million of principal (together with any accrued and unpaid interest thereon) of the Note, in the aggregate (excluding any interest converted in accordance with the Restructuring Agreement), on each applicable conversion date, the conversion price will equal the lesser of (i) $2.40 and (ii) 97.5% of the lower of (x) the then in effect conversion price and (y) the lowest volume weighted average price of our common stock during the five trading days immediately prior to such conversion; and

e)

with respect to the Company’s proposed amendment of its Amended and Restated Articles of Incorporation and Amended and Restated By-laws with respect to and in connection with the Company’s proposed name change and increase in the number of authorized shares of the Company (the “Voting Proposal”), the Investor agreed to vote any shares of common stock held by it on the record date of the Voting Proposal in favor of the Voting Proposal.

The foregoing description of the Restructuring Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Restructuring Agreement, a copy of which was attached as Exhibit 10.1 to the Current Report on Form 8-K filed on August 16, 2022.

Both the Waiver and Restructuring Agreement were accounted for as debt modifications, as the before and after cash flows were not significantly different.

During the nine months ended September 30, 2022, the lender converted $8,635,333 of the outstanding balance (including accrued and unpaid interest) into 5,986,954 shares of common stock for an average conversion price of $1.44. During the three and nine months ended September 30, 2022, the lender converted $3,585,978 and $5,067,355 of the outstanding balance (including accrued and unpaid interest) into 3,573,854 and 5,986,854 shares of common stock for an average conversion price of $1.00, respectively. These conversions were accounted for as partial extinguishments of the debt because the conversion features were separately recognized as a derivative liability. As a result, the Company recorded extinguishment losses in the amount of $5,709,672 during the three and nine months ended September 30, 2022. Pursuant to the terms of the Restructuring Agreement, the investor can convert up to another $1,450,000 of the Note at a conversion price that is the lower of (i) $2.40 and (ii) 97.5% of the lower of (x) the then in effect conversion price and (y) the lowest volume weighted average price of our common stock during the five trading days immediately prior to such conversion.

Thereafter, if the Company’s common stock closing price remains under $5.50 (prior to November 8, 2022) or $6.50 (on and after November 8, 2022), the investor can convert up to another $20,000,000 of the note at a conversion price that is the lower of (i) the then in effect conversion price and (ii) the greater of (x) the Note’s $1.67 floor price or (y) 98% of the market price on the conversion date.

Ranking

The Note is the senior unsecured obligations of the Company and not the financial obligations of our subsidiaries. Until such date as the principal amount of the Note is $5 million or less, all payments due under the Note will be senior to all other indebtedness of the Company and/or any of our subsidiaries.

Maturity Date

Under its original terms, unless earlier converted, or redeemed, the Note was to mature on November 3, 2023, the second anniversary of the issuance date, which we refer to herein as the “Maturity Date”, subject to the right of the Investors to extend the date:

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

As part of the Restructuring Agreement entered into with the Investor on August 16, 2022, the Company obtained a forbearance of the Maturity Date from November 5, 2023 to November 5, 2024.

Interest

The Note bears interest at the rate of 8% per annum which (a) shall commence accruing on the date of issuance, (b) shall be computed on the basis of a 360-day year and twelve 30-day months and (c) shall be payable in cash quarterly in arrears on the first trading day of each calendar quarter or otherwise in accordance with the terms of the Note. If the holder elects to convert or redeem all or any portion of the Note prior to the Maturity Date, all accrued and unpaid interest on the amount being converted or redeemed will also be payable. If we elect to redeem all or any portion of the Note prior to the Maturity Date, all accrued and unpaid interest on the amount being redeemed will also be payable. The interest rate of the Note will automatically increase to 15% per annum upon the occurrence and continuance of an event of default (See “-- Events of Default” below).

Subject to the satisfaction of certain equity conditions, the terms of the Restructuring Agreement require the holder to voluntarily convert certain interest payments when due under the Note at 95% if the lower of (i) the then in effect conversion price and (ii) the lowest volume weighted average price of our common stock during the five trading days immediately prior to such conversion.

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

First Quarter Adjustment to Fixed Conversion Price

Pursuant to the original terms of the Note, since during the fiscal quarter ending March 31, 2022, the Company (i) failed to process at least $750 million in transaction volume or (ii) had revenue that was less than $12 million, and the Note’s fixed conversion price then in effect was greater than the greater of (x) the Note's $1.67 floor and (y) 140% of the market price as of April 1, 2022 (the “Adjustment Measuring Price”) on April 1, 2022, the fixed conversion price automatically adjusted to the Adjustment Measuring Price.

As part of the Restructuring Agreement entered into with the Investor on August 16, 2022, the Company agreed to allow for the conversion of up to $4.5 million of principal (together with any accrued and unpaid interest thereon) of the Note a conversion price equal to the lesser of (i) $2.40 and (ii) 97.5% of the lower of (x) the then in effect conversion price and (y) the lowest volume weighted average price of our common stock during the five trading days immediately prior to such conversion.

1-Year Alternate Optional Conversion

At any time following the first anniversary of the issuance date of the Note, but only if the closing bid price of our common stock on the immediately prior trading day is less than $6.50, the holder of the Note shall have the option to convert, at such holder’s option, pro rata, up to $30 million of the principal amount of the Note (in $250,000 increments) at the Alternate Optional Conversion Price.

Alternate Event of Default Optional Conversion

If an event of default has occurred under the Note, the holder may alternatively elect to convert the Note (subject to an additional 15% redemption premium) at the “Alternate Event of Default Conversion Price” equal to the lesser of:

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

Change of Control Redemption Right

In connection with a change of control of the Company, the holder may require us to redeem in cash all, or any portion, of the Notes at a 15% redemption premium to the greater of the face value, the equity value of our common stock underlying the Notes and the equity value of the change of control consideration payable to the holder of our common stock underlying the Notes.

The equity value of our common stock underlying the Notes is calculated using the greatest closing sale price of our common stock during the period immediately preceding the consummation or the public announcement of the change of control and ending the date the holder gives notice of such redemption.

The equity value of the change of control consideration payable to the holder of our common stock underlying the Notes is calculated using the aggregate cash consideration and aggregate cash value of any non-cash consideration per share of our common stock to be paid to the holders of our common stock upon the change of control.

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

If an event of default occurs, the holder may require us to redeem all or any portion of the Notes (including all accrued and unpaid interest and late charges thereon), in cash, at a 15% redemption premium to the greater of the face value and the equity value of our common stock underlying the Notes.

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

A continuity of derivative liability for the nine months ended September 30, 2022 is summarized as follows:

Total
Balance, December 31, 2021	$18,735,000
Change in fair value	(14,591,938)
Derecognition upon conversion	(1,622,935)
Balance, September 30, 2022	$2,520,127

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

12.	STOCK OPTION AWARDS

The following table represents the employee stock option activity during the nine months ended September 30, 2022 and 2021.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2020	477,430	$3.53
Granted	230,122	10.59
Exercised	(100,802)	0.46
Forfeited or Expired	(31,251)	2.50
Outstanding at September 30, 2021	575,499	$7.06	$6,865,703
Exercisable at September30, 2021	446,295	$5.37	$5,324,299
Vested and Expected to Vest at September 30, 2021	547,834	$6.80	$6,535,660

Outstanding at December 31, 2021	391,562	$5.07
Granted	-	-
Exercised	(12,417)	0.07
Forfeited or Expired	(9,702)	9.24
Outstanding at September 30, 2022	369,443	$1.47	$-
Exercisable at September 30, 2022	369,443	$1.47	$-
Vested and Expected to Vest at September 30, 2022	369,443	$1.47	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $1.05 and $11.93 as of September 30, 2022 and 2021, respectively, which would have been received by the option holders had all option holders exercised their options as of that date. As of September 30, 2022, there was no unrecognized compensation cost related to non-vested stock options.

The Company adopted the 2021 Restricted Stock Plan (“2021 Plan”) in November 2021, which provides for the grant of restricted stock awards and performance stock awards to executive officers, non-employee directors and other key employees of the Company. The 2021 Plan provides for up to 5.0 million shares of common stock. The 2021 Plan awards generally has a term of five years and generally vest and become exercisable at various times from the award grant dates. These awards will have such vesting or other provisions as may be established by the Board of Directors at the time of each award.

The following table represents the restricted stock award activity during the nine months ended September 30, 2022 and 2021.

	Non-vested Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2021	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2021	-	$-

Non-vested at January 1, 2022	-	$-
Granted	39,413	3.24
Vested	(39,413)	(3.24)
Forfeited	-	-
Non-vested at September 30, 2022	-	$-

Total stock-based compensation expense recognized for the Company’s 2021 Plan was $0 and $1,291,887 for the three months ended September 30, 2022 and 2021, respectively, and $166,800 and $2,089,500 for the nine months ended September 30, 2022 and 2021, respectively.

13.	STOCK GRANT EXPENSE

The Company issues stock with no exercise price to its employees, outside service providers, and board members. These stock grants typically do not have a vesting period and vest immediately upon issuances.

The Company issued the following stock during the nine months ended September 30, 2022:

	Number of shares
	Nine months ended	Three months ended
	September 30, 2022	September 30, 2022
Employees	50,000	-
Services	650,833	222,500

Total stock grants	700,833	222,500

The Company recorded stock grant compensation expense for employees and board members in the amount of $1,496,711 and $1,496,711 for the nine and three months ended September 30, 2022, respectively, and stock grant compensation expense for services in the amount of $205,652 and $79,238 for the nine and three months ended September 30, 2022, respectively. As of September 30, 2022, common stock issuable is 221,090.

14.	COMMON STOCK

GreenBox POS LLC (“PrivCo”), a privately held company owned by Ben Errez, Chairman and Executive Vice President of the Company, and Fredi Nisan, Chief Executive of the Company and a member of its Board of Directors, owns approximately 18,489,207 shares of the Company’s common stock. In November 2021, pursuant to a verbal agreement, which was later memorialized in writing, PrivCo agreed to sell to the Company 1,000,000 shares of common stock in exchange for $5.59 million (based on the $5.59 closing price of the common stock on November 24, 2021). The purpose is to allow the Company, if necessary, to issue shares to new shareholders without increasing the Company’s shares outstanding. On July 31, 2022, pursuant to a verbal agreement that was later memorialized in writing, PrivCo agreed to sell an additional 1,000,000 shares of common stock in exchange for $820,000 (based on the $0.82 closing price of the common stock on July 29, 2022). The purpose of this transaction is the same as November 2021 referenced above. In the nine months ended September 30, 2022, the Company cancelled 1,245,833 of PrivCo’s shares.

15.	LEASES

For operating leases, we calculated right of use assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the incremental borrowing rate, in accordance with ASC 842, Leases.

The Company leases office space at three locations in California, Florida and Massachusetts. The Company had operating lease expense of $193,151 and $171,883 for the three months ended September 30, 2022 and 2021, respectively. The Company had operating lease expense of $586,607 and $272,672 for the nine months ended September 30, 2022 and 2021, respectively.

Future minimum lease payments for all leases as of September 30, 2022 are as follows:
Year	Amount
2022 (Remainder)	$232,892
2023	671,630
2024	462,452
2025	350,422
2026	248,605
Thereafter	42,464
Total lease payments	2,008,465
Less: present value adjustment	(251,803)
Present value of total lease liabilities	1,756,662
Less: current lease liabilities	(632,038)
Long-term lease liabilities	$1,124,624

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2022, the weighted average remaining lease term is 2.5 years and the weighted average discount rate used to determine the operating lease liabilities is 10.0%.

16.	RELATED PARTY TRANSACTIONS

● Kenneth Haller and the Haller Companies

Kenneth Haller (“Haller”) became the Company’s Senior Vice President of Payment Systems in November 2018. The Company began working indirectly with Haller earlier in 2018, both individually and through our relationship with MTrac Tech Corporation (“MTrac”), which in turn has business relationships with Haller. Haller brought considerable advantages to the Company’s platform development and business development efforts and capabilities, including transactional business relations and a large network of agents (the “Haller Network”). The Haller Network is an amalgamation of the collective networks of Haller and two companies that wer or are owned or majority-owned by Haller, which were Sky Financial & Intelligence, LLC (“Sky”)(still owned by Haller), and Charge Savvy, LLC (no longer owned by Haller) (collectively, the “Haller Companies”), each of which hadformalized business relationships with the Company, as well as with some of the Company’s partners, which the Company believed allowed the Company to maximize and diversity the Company’s market penetration capabilities.

The following are certain transactions between the Company and the Haller Companies:

Sky Financial & Intelligence, LLC – Haller owns 100% of Sky Financial & Intelligence LLC (“Sky”), a Wyoming limited liability company, and serves as its sole Managing Member. Sky is a strategic merchant services company that focuses on high-risk merchants and international credit card processing solutions. In 2018, Sky was using RYVYL Inc.’s QuickCard payment system as its main payment processing infrastructure, through Sky’s relationship with MTrac. It was through this successful relationship, that we came to know Haller and the Haller Network. Realizing that the Haller Network and Haller’s unique skill set was highly complementary to our business objectives, we commenced discussions to retain Haller through his consulting firm, Sky, for a senior role, directly responsible for growing RYVYL Inc.’s operations. Subsequently, in November 2018, Haller was appointed as our Senior Vice President of Payment Systems, for a monthly consulting fee of $10,000, paid to Sky (“Haller Consulting Fee”).

On March 31, 2022, the Company acquired a portfolio of merchant accounts from Sky Financial & Intelligence for $18,110,000. The Company paid $16,000,000 of cash in March 2022 and issued 500,000 shares of restricted common stock for the transaction in May 2022.  As of September 30, 2022, the portfolio of merchant accounts purchased form Sky Financial & Intelligence was still under migration into the Company’s platform.

Mr. Haller, became an independent contractor to the Company (and no longer an employee) through his company FINTECH CONSULTING in March 2022. On or around September 2022, the Company terminated the independent contracting agreement with FINTECH Consulting.

On July 13, 2021 (the “Closing Date”), GreenBox POS entered into and closed o a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Charge Savvy, LLC – Sky owned 68.4% of Charge Savvy, LLC. Higher Ground Capital, LLC (owned 14%), and Jeff Nickel (owned 17.4%).

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

The Company did not pay any commissions to the related parties mentioned above for the nine months ended September 30, 2022 and 2021.

17.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

●

Corporate Performance Consulting, LLC (CPC) v. RYVYL Inc. – On April 7, 2021, CPC filed a complaint against RYVYL Inc. in San Diego Superior Court. Plaintiff CPC alleges breach of contract, breach of implied covenant of good faith and fair dealing, goods and services rendered, negligent misrepresentation, violation of CA Business and Professions Code Section 17200, and unjust enrichment. The crux of CPC’s claim is that RYVYL Inc. failed to compensate for certain consulting and corporate advisory services. RYVYL Inc. believes the claims are without merit and intends to defend itself vigorously. On June 17, 2021, RYVYL Inc. filed a Cross-Complaint for breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, unjust enrichment, and rescission. The parties are now in the discovery phase and have scheduled mediation on December 15, 2022.

●

The Good People Farms, LLC (TGPF) - TGPF initiated an arbitration in AAA on or about April 20, 2020 against RYVYL Inc., Fredi Nisan, Ben Errez, MTrac Tech., Vanessa Luna, and Jason LeBlanc. The matter was placed in abeyance for some time. On January 15, 2021, RYVYL Inc. filed a counterclaim for fraud - intentional misrepresentation, breach of contract, breach of covenant of good faith and fair dealing, violation of California Business and Professions Code Section 17200, and accounting. The arbitration was stayed pending further proceedings in the separate but related action filed by MTrac and Ms. Luna in San Diego Superior Court. The arbitration has now commenced again upon the state court's January 14, 2022 order denying MTrac's and Ms. Luna's motion for summary judgment and granting of TGPF 's motion to compel arbitration as to MTrac only. TGPF submitted a new complaint on June 21, 2022. There was a preliminary arbitration hearing held the first week of July 2022 and final hearings have been provisionally set for April 18-21, 2023. The parties are now in the discovery phase.

●

Pure Health, et al. v. Worldpay LLC et al - On February 18, 2022, forty-three online marketer Plaintiffs filed suit in the Court of Common Pleas, Hamilton County, Ohio against Worldpay LLC (formerly Vantiv LLC), Fifth Third Bank, ChargeSavvy LLC, a wholly owned subsidiary of RYVYL Inc., RYVYL Inc., and John Does 1 (Defendants) through 10, alleging breach of contract, breach of implied covenant of good faith and fair dealing, conversion, and money had and received (constructive trust). Defendant RYVYL Inc. believes that Plaintiffs’ claims against it are without merit and plans to pursue all judicial remedies necessary to resolve this matter. On April 22, 2022 Worldpay and Fifth Third filed a motion to stay proceedings and compel arbitration. The parties thereafter stipulated to arbitration, and the Court granted the parties’ stipulation to submit the dispute to binding arbitration on June 1, 2022. On June 9, 2022, the same forty-three online marketers (“Claimants”) filed their demand in AAA Arbitration. RYVYL Inc. submitted an answering to the Claimants’ demand on June 24, 2022. The parties are in the process of selecting an arbitrator. Arbitration is scheduled for July 18, 2023.

●

Paul Levine – On April 27, 2022, Paul Levine (“Levine”), former Chief Executive Officer of Coyni, Inc., wholly-owned subsidiary of RYVYL Inc., filed a charge with The Occupational Safety and Health Administration (“OSHA”) against respondents Coyni and RYVYL Inc.. Levine alleges retaliation in violation of the Sarbanes-Oxley Act of 2002, as amended, 18 U.S.C. §1514A (“SOX”). RYVYL Inc. believes the claims are without merit and intends to defend itself vigorously. This matter is currently pending in the investigation phase with OSHA.

18.	SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Accordingly, the Company did not have any subsequent events that require disclosure other than the following:

●

On June 30, 2022, Transact Europe EAD, a subsidiary of the Company entered into a stock purchase agreement to acquire 100% of the outstanding shares of Roark Holdings Ltd., dba Paysos, a UK Limited company. The Company is awaiting final approval by the UK FCA expects to finalize the transaction during Q4 2022.

●

In December 2021, the Company entered into a letter of intent to acquire the portfolio of merchants from Merchant Payment Solutions, LLC. A draft purchase agreement was issued in October 2022. The Company expects to finalize the purchase in Q4 2022.

●

On November 8, 2022 RYVYL Inc. filed a complaint against its former COO, Luna Consultant Group, LLC and John Does 1 through 50 in San Diego Superior Court. RYVYL is alleging misappropriation of trade secrets, breach of fiduciary duty, and conversion among other causes of action.

On November 10, 2022, Vanessa Luna, former COO of RYVYL, filed a complaint against RYVYL and Fredi Nisan.  Luna alleges breach of contact, unjust enrichment, promissory estoppel, retaliation and wrong termination, fraud among other claims.  Luna is seeking damages including compensatory damages, unpaid wages (past and future), loss of wages and benefits (past and future), expectation damages, and other damages to be proven at trial.  The Company denies all allegations.  Investigation is ongoing.  As the Company cannot predict the outcome of the matter the probability of an outcome cannot be determined.  The Company intents to vigorously defend against all claims.

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

Overview – Organization and Name Changes

Organization

RYVYL Inc. is a financial technology company that develops, markets, and sells innovative blockchain-based payment solutions, which we believe offer significant improvements for the payment solutions marketplace. The Company’s core focus is to develop and monetize disruptive blockchain-based applications, integrated within an end-to-end suite of financial products, capable of supporting a multitude of industries. The Company’s proprietary, blockchain-based systems are designed to facilitate, record and store a virtually limitless volume of tokenized assets, representing cash or data, on a secured, immutable blockchain-based ledger.

The Company was formerly known as ASAP Expo, Inc (“ASAP”), and was incorporated in the state of Nevada on April 10, 2007. On January 4, 2020, the Company and GreenBox POS LLC, a Washington limited liability company (“PrivCo”), entered into an Asset Purchase Agreement (the "Agreement”), to memorialize a verbal agreement (the “Verbal Agreement”) entered into on April 12, 2018, by and amongthe Company (the Buyer) and PrivCo (the Seller). On April 12, 2018, pursuant to the Verbal Agreement,  the Company acquired PrivCo’s blockchain gateway and payment system business, point of sale system business, delivery business and kiosk business, bank and merchant accounts, as well as all intellectual property related thereto (the "GreenBox Business”). As consideration for the GreenBox Business, on April 12, 2018,  the Company assumed PrivCo’s liabilities that had been incurred in the normal course of the GreenBox Business.

On May 3, 2018,  the Company formally changed its name to GreenBox POS LLC, then subsequently changed its name to GreenBox POS on December 13, 2018. On October 10, 2022 GreenBox POS changed its name to RYVYL Inc.

Management Discussion and Analysis

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 (Unaudited) Compared to Three Months September 30, 2021 (Unaudited):

	Three Months Ended September 30,
	2022		2021		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Net revenue	$10,629,691	100.0%	$8,045,469	100.0%	$2,584,222	32.1%
Cost of revenue	4,269,529	40.2%	2.420.748	30.1%	1,848,781	76.4%
Gross profit	6,360,162	59.8%	5,624,721	69.9%	735,441	13.1%

Operating expenses:
Advertising and marketing	438,523	4.1%	37,179	0.5%	401,344	1079.5%
Research and development	1,442,038	13.6%	1,043,385	13.0%	398,653	38,2%
General and administrative	1,186,123	11.2%	784,158	9.7%	401,965	51.3%
Payroll and payroll taxes	2,384,544	22.4%	1,250,451	15.5%	1,134,093	90.7%
Professional fees	1,031,867	9.7%	789,772	9.8%	242,095	30.7%
Stock compensation for employees	-	0.0%	3,777,572	47.0%	(3,777,572)	-100.0%
Stock grant expense	508,313	4.8%	-	0.0%	508,313	n/a
Stock compensation for services	132,696	1.2%	238,238	3.0%	(105,542)	-44.3%
Depreciation and amortization	2,298,849	21.5%	457,633	5.7%	1,841,216	400.2%
Total operating expenses	9,422,953	88.6%	8,378,388	104.1%	1,044,565	12.4%

Loss from operations	(3,062,791)	-28.7%	(2,753,667)	-34.2%	(309,124)	10.9%

Other Income (Expense):
Interest expense	(1,906,962)	-17.9%	(4,736)	-0.1%	(1,902,226)	n/a
Interest expense - debt discount	(436,817)	-4.1%	-	0.0%	(436,817)	n/a
Changes in fair value of derivative liability	(4,082,056)	-38.4%	-	0.0%	(4,082,056)	n/a
Derecognition expense on conversion of convertible debt	(5,709,672)	-53.7%	-	0.0%	(5,709,672)	n/a
Merchant liability settlement	-	0.0%	-	0.0%	-	n/a
Other income or expense	62,806	0.6%	(37,497)	-0.5%	100,303	-267.5%
Total other income (expense)	(12,072,701)	-113.6%	(42,233)	-0.5%	(12,030,468)	28485.9%

Income (Loss) before provision for income taxes	(15,135,492)	-142.4%	(2,795,900)	-34.8%	(12,339,592)	441.3%

Provision for income taxes	34,785	0.3%	3,253,855	40.4%	(3,219,070)	-98.9%

Net income (loss)	$(15,170,277)	-142.7%	$(6,049,755)	-75.2%	$(9,120,522)	150.8%

Net Revenue

Net revenue increased by $2,584,222, or 32.1%, to $10,629,691 for the three months ended September 30, 2022 from $8,045,469 for the three months ended September 30, 2021. The change in net revenue includes $2.9 million of penalties and fees charged to merchant in accordance with our standard service agreement for transaction fraud and minimum activity fees along with an increase in processing volume compared to the same three month period in 2021offset by lower commissions from a processing partner.

Cost of Revenue

Cost of revenue increased by $1,848,781, or 76.4%, to $4,269,529 for the three months ended September 30, 2022, from $2,420,748 for the three months ended September 30, 2021. Payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. Cost of revenues increased due to the following:

●	Increased volume, resulting in higher processing fees paid to Gateways and commission payments to ISOs. The gross margin decreased due to an increase in fees for ISOs.

Operating Expenses

Operating expenses increased by $1,044,565, or 12.5%, to $9,422,953 for the three months ended September 30, 2022, from $8,378,388 for the three months ended September 30, 2021. The increase was due primarily to higher depreciation and amortization, and payroll and payroll taxes for the three months ended September 30, 2022, offset by decreases in stock compensation for employees.

Other Income (Expense)

Other expense increased by $12,030,468 to $12,072,701 for the three months ended September 30, 2022, from $42,233 for the three months ended September 30, 2021. Interest expense increased significantly in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due to the $100,000,000 convertible note issued in November 2021. Amortization of the discount and the fair value of the derivative liability associated with the note were also contributing factors. Furthermore, the Company had changes in fair value of derivative liability expense of $4,082,056 for the three months ended September 30, 2022 and none in the previous year same quarter. The Company recorded derecognition expense on conversion of debt of $5,709,67 in the quarter ended September 30, 2022.

Nine Months Ended September 30, 2022 (Unaudited) Compared to Nine Months September 30, 2021 (Unaudited):

	Nine Months Ended September 30,
	2022		2021		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Net revenue	$22,490,824	100.0%	$19,174,089	100.0%	$3,316,735	17.3%
Cost of revenue	10,976,255	48.8%	5,337,999	27.8%	5,638,256	105.6%
Gross profit	11,514,569	51.2%	13,836,090	72.2%	(2,321,521)	-16.8%

Operating expenses:
Advertising and marketing	1,106,341	4.9%	84,509	0.4%	1,021,832	1209.1%
Research and development	5,300,115	23.6%	2,504,976	13.1%	2,795,139	111.6%
General and administrative	4,331,918	19.3%	1,648,383	8.6%	2,683,535	162.8%
Payroll and payroll taxes	7,480,377	33.3%	2,871,581	15.0%	4,608,796	160.5%
Professional fees	3,704,226	16.5%	2,114,996	11.0%	1,589,230	75.1%
Stock compensation for employees	166,800	0.7%	5,867,072	30.6%	(5,700,272)	-97.2%
Stock grant expense	2,223,611	9.9%	-	0.0%	2,223,611	n/a
Stock compensation for services	338,348	1.5%	10,418,996	54.3%	(10,080,648)	-96.8%
Depreciation and amortization	4,879,798	21.7%	477,886	2.5%	4,401,912	919.1%
Total operating expenses	29,531,534	131.3%	25,988,399	135.5%	3,543,135	13.6%

Loss from operations	(18,016,965)	-80.1%	(12,152,309)	-63.4%	(5,864,656)	48.3%

Other Income (Expense):
Interest expense	(5,662,463)	-25.2%	(598,994)	-3.1%	(5,063,469)	845.3%
Interest expense - debt discount	(11,539,803)	-62.3%	(2,993,408)	-15.6%	(8,546,395)	285.5%
Changes in fair value of derivative liability	14,591,938	64.9%	-	0.0%	14,591,938	n/a
Derecognition expense on conversion of convertible debt	(5,709,672)	-25.4%	-	0.0%	(5,709,672)	n/a
Merchant liability settlement	-	0.0%	(364,124)	-1.9%	364,124	-100.0%
Other income or expense	298,021	1.3%	(56,057)	-0.3%	354,078	-631.6%
Total other income (expense)	(8,021,979)	-35.7%	(4,012,583)	-20.9%	(4,009,396)	-631.6%

Loss before provision for income taxes	(26,038,944)	-115.8%	(16,164,892)	-84.3%	(9,874,052)	61.1%

Provision for income taxes	37,237	0.2%	3,253,855	17.0%	(3,216,618)	-98.9%

Net loss	$(26,6076,181)	-115.9%	$(19,418,747)	-101.3%	$(6,657,434)	34.3%

Net Revenue

Net revenue increased by $3,316,735, or 17.3%, to $22,490,824 for the nine months ended September 30, 2022, from $19,174,089 for the nine months ended September 30, 2021. The change in net revenue reflected the following:

●	Increase in processing volume in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

●	$2.9 million revenue in penalties and fees charged to merchants, in accordance with the company’s standard service agreement for transaction fraud and minimum activity fees.

Cost of Revenue

Cost of revenue increased by $5,638,256 or 105.6%, to $10,976,255 for the nine months ended September 30, 2022, from $5,337,999 for the nine months ended September 30, 2021. Payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. Cost of revenues increased due to the following:

●	Increased volume, resulting in higher processing fees paid to Gateways and commission payments to ISOs. The gross margin percentage decreased due to an increase in fees in ISO.

Operating Expenses

Operating expenses increased by $3,543,135 or 13.6%, to $29,531,534 for the nine months ended September 30, 2022, from $25,988,399 for the nine months ended September 30, 2021. The increase was due primarily to depreciation and amortization, marketing expenses related to re-branding, software development, and payroll and payroll taxes for the nine months ended September 30, 2022, offset by decreases in stock compensation for employees and services.

Other Income (Expense)

Other expense increased by $4,009,396 or 99.9%, to $8,021,979 for the nine months ended September 30, 2022, from $4,012,583 for the nine months ended September 30, 2021. Interest expense increased significantly in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due to the $100,000,000 convertible note issued in November 2021. Amortization of the discount associated with the note and derecognition expense on the conversion of convertible debt were contributing factors offset by the change in fair value of derivative liability of $14,591,938 for the nine months ended September 30, 2022 and none in the previous year same quarter.

Provision for Income Taxes

The Company estimates our annual effective income tax rate to be 0.2% for calendar 2022, which is different from the U.S. federal statutory rate, primarily due to its full valuation position. The Company recorded approximately $37,237 of tax expense. As of September 30, 2022, we have no material unrecognized tax benefits, and the Company expects no change to unrecognized tax benefits within next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity have historically been derived from raising capital by issuing debt or common stock. Our cash flow from operations is not yet able to cover cash needs. The Company believes current cash balances will be sufficient to cover our operating needs for the next twelve months. Our $85.5 million convertible note matures in November 2024. There are covenants associated with the note that accelerates the conversion of tranches of the note should certain targets be met.

The Company may, in the future, seek to raise additional capital to fund growth, operations and other business activities, but such additional capital may not be available to us on acceptable terms, on a timely basis, or at all.

The following table summarizes our cash flows from operating, investing and financing activities (unaudited):

	Nine Months Ended September 30,
	2022	2021

Net cash provided by (used in) operating activities	$(11,444,065)	$(14,034,039)
Net cash provided by (used in) investing activities	(46,863,645)	(2,597,818)
Net cash provided by (used in) financing activities	(9,231,508)	43,015,308
Cash acquired from acquisition of Northeast & ChargeSavvy		1,491,068
Cash acquired from acquisition of Transact Europe	18,676,860	-
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(48,862,358)	$27,874,519

Operating Activities – For the nine months ended September 30, 2022 and 2021, net cash provided by and used in operating activities was ($11,444,065) and ($14,034,039), respectively. The cash used in operating activities was primarily due to net loss and timing of settlement of assets and liabilities including stock compensation expenses.

Investing Activities – Net cash used in investing activities primarily consisted of the acquisition of Transact Europe and Sky Financials for the nine months ended September 30, 2022.

Financing Activities – Net cash provided by financing activities primarily consisted of proceeds from our underwritten offering of $45,805,491 for the nine months ended September 30, 2021 and net cash used in by financing activities primarily consisted of repurchases of common stock under treasury method of $3,236,723 and repayment of convertible debt of $6,000,000 for the nine months ended September 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of September 30, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and nine months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to Note 17 Commitments and Contingencies under the heading “Legal Proceedings” included in Part I, Item 1, Financial Statements (unaudited) — Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have had no sales of unregistered securities in 2022 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q other than those disclosed below.  All of these shares of common stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof for the sale of securities not involving a public offering.

In the three months ended March 31, 2022, the Company issued 33,333 shares of common stock owed to an investor pursuant to a securities purchase agreement signed December 31, 2020.

In the three months ended June 30, 2022, the Company issued 45,000 shares of common stock to one independent contractor who provides infrastructure and strategic planning services to the Company.

In the three months ended September 30, 2022, the Company issued a total of 222,500 shares of common stock to three independent contractors who provide infrastructure planning, business development strategy, consulting and broadcast services to the Company.

Share Repurchases

There were no share repurchases in the three months ended September 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1

Certificate of Amendment to Articles of Incorporation of GreenBox POS filed with the Secretary of State of Nevada on August 26, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on September 1, 2022).

10.1	Restructuring Agreement, dated August 16, 2022 between GreenBox POS and the Investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 16, 2022).
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RYVYL Inc. (Registrant)

Date: November 21, 2022	By:	/s/ Fredi Nisan
Fredi Nisan Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2022	By:	/s/ J Drew Byelick
J Drew Byelick Chief Financial Officer (Principal Financial Officer)