Form 10-K
period 2022-12-31
RYVYL Inc.
filed 2023-04-17
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

Commission File Number: 001-34294

RYVYL INC.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 24.9 million shares of voting common stock held by non-affiliates of the registrant as of June 30, 2022 was $26 million based on the closing price of $1.05 per share of the registrant’s common stock as quoted on the Nasdaq Capital Market on that date.

As of April 11, 2023, 51,343,821 the Registrant had shares of common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

Based on discussions between the audit committee (the “Audit Committee”) of the board of directors of RYVYL Inc. (the “Company”) and the Company’s new independent registered public accounting firm, Simon & Edward, LLP (“Simon & Edward”), the Company concluded on January 13, 2023 that the Company’s previously issued financial statements as of December 31, 2021, for the year ended December 31, 2021, as of and for the interim periods within the year ended December 31, 2021 and as of and for the interim periods ended September 30, June 30 and March 31, 2022 (collectively the “Previously Issued Financial Statements”), and the related audit report of the Company’s previous independent registered public accounting firm, BF Borgers CPA, PC, can no longer be relied upon.

The Audit Committee of the Company and its management concluded that the Company’s Previously Issued Financial Statements should be restated to correct the aforementioned financial statements and that, accordingly, such Previously Issued Financial Statements should no longer be relied upon to that extent. Related press releases, investor presentations or other communications describing the Company’s financial statements for these periods should no longer be relied upon to that extent.

This Annual Report on Form 10-K for the year ended December 31, 2022 provides restated quarterly data for the quarters ended March 31, 2021, June 30, 2021, September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022.

We have not filed and do not intend to file amendments to our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements of our consolidated financial statements. Accordingly, as disclosed in our Current Report on Form 8-K filed January 20, 2023, the Company's previously issued financial statements for the periods from January 1, 2021 through September 30, 2022, including the Company’s previously issued audited financial statements for the year ended December 31, 2021, should no longer be relied upon, nor should any related reports of our then independent registered public accounting firm, BF Borgers CPA, PC, nor any previously furnished or filed reports, earnings releases, guidance, investor presentations, or similar communications of the Company regarding these periods be relied upon. Investors should rely only on the financial information and other disclosures, including the adjusted or restated financial information, included in this Form 10-K and subsequent filings, as applicable.

In connection with such restatements, the Company has reassessed its conclusions regarding the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 and has determined that one or more material weaknesses existed in the Company’s internal control including a material weakness related to accounting for certain complex business transactions.

The Company expects to report one or more material weaknesses as of December 31, 2021, as well as its related remediation efforts including having engaged, as of August 2022, third party technical accounting experts to support proper accounting for complex accounting transactions. As a result of the material weakness, the Company’s management concluded its disclosure controls and procedures were not effective as of December 31, 2021, and September 30, June 30, and March 31, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K, and other materials we have filed or may filed, as well as information included in our oral or written statements, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Annual Report on Form 10-K identify important matters or factors which you should consider in evaluating our forward-looking statements. These matters or factors include, among other things:

●	Our ability to effectively execute our business plan;

●	Our ability to manage our expansion, growth and operating expenses both domestically and internationally;

●	Our ability to comply with new regulations and compliance requirements that affect our business;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete and succeed in an evolving industry;

●	Our ability to respond and adapt to rapid changes in technology;

●	Risks in connection with completed or potential acquisitions, post-acquisition integrations, dispositions and other strategic growth opportunities and initiatives;

●

Risks related to shareholders experiencing significant dilution if the 8% senior convertible note due in 2024 in the principal amount of $85.5 million in the event the 8% senior convertible note is repaid in stock;

●

Various risks related to health epidemics, pandemics and similar outbreaks, such as the coronavirus disease 2019 (“COVID-19”) pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows;

●	Risks related to the blockchain and cryptocurrency industry or changes in the regulatory environment and turmoil in the banking sector with respect to digital asset management; and

●	Risks related to our dependence on our proprietary technology which we may not be able to protect.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the Securities and Exchange Commission (the “SEC”) or in our press releases) for other factors that may cause actual results to differ materially from those projected by the Company. For additional information regarding risk factors that could affect the Company’s results, see “Risk Factors” beginning on page 13 of this Annual Report on Form 10-K, and as may be included from time-to-time in our reports filed with the SEC.

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

In this Annual Report on Form 10-K, unless the context otherwise requires, all references to “the Company,” “we,” “our”, “us” and “PubCo” refer to RYVYL Inc (formerly known as GreenBox POS Inc.), a Nevada corporation.

Unless the context otherwise requires, all references to “PrivCo” or the “Private Company” refer to GreenBox POS LLC, a limited liability company, formed in the state of Washington.

On February 17, 2021, the Company effected a reverse stock split of the Company’s shares of common stock outstanding and a proportional decrease of the Company’s authorized shares of common stock at a ratio of one-for-six (the “Stock Split”). Following the Stock Split, the Company had 82,500,000 shares of common stock authorized (the number of authorized shares of Preferred Stock remains 5,000,000). All share and per share information in this Annual Report on Form 10-K have been retroactively adjusted for all periods presented, unless otherwise indicated, to give effect to the Stock Split, including the financial statements and notes thereto.

PART I

Item 1. Business

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

On May 3, 2018, the Company formally changed its name to GreenBox POS. LLC, then subsequently changed its name to GreenBox POS on December 13, 2018. On October 13, 2022 GreenBox POS changed its name to RYVYL Inc.

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

On July 13, 2021 (the “Closing Date”), GreenBox POS entered into and closed on a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Charge Savvy LLC, an Illinois limited liability company (“Charge Savvy”), and Charge Savvy’s three members (collectively, the “Sellers”). One of the Sellers, Ken Haller, was an employee of the Company on the Closing Date. As a result of the Purchase Agreement, the Company purchased all of Charge Savvy’s issued and outstanding membership interests from the Sellers and Charge Savvy became a wholly owned subsidiary of the Company. Although the Purchase Agreement is dated July 9th, it was entered into and closed on July 13th.The purchase price under the Purchase Agreement for the all-stock transaction consisted of 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) being issued and delivered to Sellers in proportion to the Sellers’ share of their membership interests in Charge Savvy. The share price at issuance was $12.14. Charge Savvy is a Fintech company specializing in developing software and providing payment processing and point-of-sale services to the merchant services industry. Charge Savvy also owns an approximately 64,000 square foot office building located in Chicago, Illinois, where it is headquartered.

On March 31, 2022, the Company acquired a portfolio of merchant accounts from Sky Financial & Intelligence for $18,110,000. The Company paid $16,000,000 of cash in March 2022 and issued 500,000 shares of restricted common stock for the transaction in May 2022.

On April 1, 2022, the Company completed the acquisition of Transact Europe Holdings OOD. Transact Europe EAD (TEU) is an EU regulated electronic money institution headquartered in Sofia Bulgaria. TEU is a Principal Level Member of Visa, a Worldwide Member of MasterCard, and a Principal Member of China UnionPay. In addition, TEU is part of the direct SEPA program. With a global footprint, proprietary payment gateway, and technology platforms, TEU offers a comprehensive portfolio of services and decades of industry experience. TEU provides complete payment solutions by offering acquiring, issuing of prepaid cards and agent banking, serving hundreds of clients. The Company paid approximately $28.8 million (€26.0 million) in total consideration for the purchase.

Our Business

Payment processing in the blockchain world only requires recording a ledger, there is no movement of money. Secure tokens are used where users need an immediate transaction, in a safe, private, and secure environment, and where traditional banks may not work effectively, like cross-border transactions or in under-banked verticals.

We generate revenue from payment processing services, licensing fees and equipment sales.

●

Payment processing revenue can come from merchant services, banking services, issuing, foreign exchange (FX), and ACH programs. It is based on a percentage of each transaction’s value and/or upon fixed amounts specified per each transaction or service and is recognized as such transactions or services are performed. This is our primary source of revenue. When a merchant makes a sale, the process of receiving the payment card information, engaging its banks to transfer the proceeds to the merchant’s account via digital gateways, and recording the transaction on a blockchain ledger are the activities for which we get to collect fees.

●	Licensing revenue is paid in advance and is recorded as unearned income, which is amortized monthly over the period of the licensing agreement.

●	Equipment revenue is generated from the sale of POS products, which is recognized when goods are shipped.

We have three main products that are utilized by our customers:

a)	QuickCard Payment System is a comprehensive physical and virtual payment card processing management system, including software that facilitates on and off ramp e-wallet management.

b)

The Coyni Platform features a digital currency that is backed on a 1:1 ratio to the U.S. Dollar, supported by our blockchain technology. coyni offers custodial assurance by utilizing our stablecoin and unique blockchain technology in a closed-loop ecosystem, allowing for flexibility.

c)	POS Solutions is our complete end-to-end Point of Sale solution, comprising both software and hardware.

Our proprietary blockchain-based technology serves as the settlement engine for all transactions within our ecosystem. The blockchain ledger provides a robust and secure platform to log immense volumes of immutable transactional records in near real-time. Generally speaking, blockchain is a distributed ledger that uses digitally encrypted keys to verify, secure and record details of each transaction conducted within an ecosystem. Unlike general blockchain-based systems, we use proprietary, private ledger technology to verify every transaction conducted within our ecosystem. The verification of transaction data comes from trusted partners, all of whom have been extensively vetted by us.

We facilitate all financial elements of our closed-loop ecosystem and we act as the administrator for all related accounts. Using our Gateway technology, we seek authorization and settlement for each transaction from Gateways to the issuing bank responsible for the credit/debit card used in the transaction. When the Gateway settles the transaction, our Gateway technology composes a chain of blockchain instructions to our ledger manager system.

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

While our blockchain ledger records transaction details instantaneously, the final settlement of each transaction can take days to weeks, depending upon contract terms between us and the gateways we use, between us and our Independent Sales Organizations (“ISO”), and between us and/or our ISOs and merchants who use our services. In the case where we have received transaction funds but not yet paid a merchant or an ISO, we hold funds in either a trust account or as cash deemed restricted within our operating accounts. We record the total of such funds as Cash held for Settlements – this is a current asset. We record the sum balance of these funds due to Merchants and ISOs as Settlement Liabilities to Merchants and Settlement Liabilities to ISOs, respectively.

Our primary revenue drivers in fiscal year 2022 were primarily the continuing growth of our merchant acquiring business utilizing our QuickCard System and geographic expansion in the European / UK markets and in American Samoa. We believe Gen3 Platform is the most advanced technology released in the space to date. The latest installment of our technology, Gen3 features the following new properties:

1.	Payment token & e-wallet platform;
2.	Banking as a service platform;
3.	Stablecoin platform support;
4.	Dynamic business APIs.

We believe Gen3’s holistic end-to-end capabilities minimize user pain points in onboarding, transactions and offboarding.

In addition, Gen3 is the transactional foundation for the new Secure Token Technology described below.

Currency has two primary roles: it can be transactional, or it can be custodial (reserve). US dollars play both roles. There are several disadvantages encapsulated within the existing cryptocurrency architectures available today. A decentralized approach makes the crypto assets available for viewing from anywhere and at any time, but they are extremely volatile, hackable, slow to settle, and have no intrinsic value. For the most part, they have a lot of transaction friction, in both time to settlement and transactional or conversion costs. As such, we believe these are not assets suitable as transactional currency and are questionable as custodial currency. Centralized deployments can be stable (commonly called stablecoin), and are better as custodial media; however, none is attached to a transactional ecosystem, and exchange fees are still high. The USDC, a coin that is a USD digital equivalent, is an example of that.

We have launched a new kind of media to the mix: Secure Token Technology, called coyni, in the third quarter of 2022. This token is not minted nor mined, but rather it is the equivalent of a contract (an asset class called Smart Contract). As such, Secure Token Technology has many advantages over all other coins and token, and deliver on the features most sought after in the crypto and legacy payment space.

1.	It enables near real time funds visibility and faster settlement than traditional banking options;
2.	It is highly secure, since the asset and its value are not held together in a closed-loop ecosystem;
3.	It is deletable – the token can be cancelled;
4.	It is reversible (undo-able), allowing for chargebacks in the case of a bad transaction. This allows the token to be kept alive for another transaction by the same user;
5.

It is attached to a regulated custodial account that is audited and verified on a near real-time basis. The custodian will be a regulated bank. And the custodial account will be continuously audited to ensure it has a large enough cash balance to back all tokens in circulation; and

6.

It is attached to our transactional infrastructure. This allows for the token to be usable for instant purchases, which we believe is an advantage for the merchants. These purchases, in turn, generate processing volume for us.

We believe our Gen3 stabilized platform will be a top choice for banks, e-commerce, and consumers. As a stablecoin platform, it is also the only type of blockchain payment processing platform that the Office of the Comptroller of the Currency has authorized for use by banks in a similar fashion to ACH, Wire, and Swift. Because Secure Token Technology is attached to the value of the US dollar, it is also very good as a custodial vehicle, fitting the needs of low-risk yield seekers, such as pension funds and retirement accounts. We believe our Gen3 stabilized platform, in its stabilized end-to-end deployment, is the obvious tool of choice, without any meaningful competition, for both transactional and custodial roles of currency, and will appeal to various stakeholders: consumers, merchants, banks, and regulators.

The Company has a Payment Facilitator License. The license is necessary for us to facilitate card payments for our clients to process Visa , MasterCard, AmEx, and Discover Card purchases.

Competition

Although we believe there is currently no other company in the payment facilitator industry using, as we are, blockchain infrastructure, notable companies in the payment facilitator industry include PayPal, Stripe, and Square. With respect to banking services and corporate payouts, our competition includes conventional banking services, neobanks, and solution providers such as Wise. In the domain of international remittance and foreign exchange, there are key players such as Western Union, MoneyGram, and Currency Cloud. The stablecoin space is comprised of Circle USDC and digital currency experiments by central banks, including initiatives like FedNow and digital banking. That said, in the business verticals we operate in, our solution package presents a compelling offering of cost effectiveness, faster settlement, greater privacy, and system security.

Customers

We currently process transactions for approximately 2,000 business customers in North America, Europe, UK, and Asia and in over twenty-five (25) industries, including, but not limited to, FX, retail, and e-commerce sectors. We do not rely on any one customer for more than 5% of our processing volume or revenue.

Employees and Human Capital

We currently have approximately 110 full-time employees. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be satisfactory.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our short-term incentive and long-term equity incentive plan are to attract, retain and reward personnel to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Recent Developments

Issuance of Note and Entry into Waiver

We sold and issued, in a registered direct offering, an 8% senior convertible note, originally due November 3, 2023, and subsequently extended to November 5, 2024, in the aggregate original principal amount of $100 million (the “Note”). The Note had an original issue discount of sixteen percent (16%) resulting in gross proceeds to us of $84 million. The Note was sold pursuant to the terms of a Securities Purchase Agreement, dated November 2, 2021 (the “SPA”), between us and the investor in the Note (the “Investor”).

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

Maturity Date

Unless earlier converted, or redeemed, the Note will become due and payable on November 5, 2024, the second anniversary of their issuance date, which we refer to herein as the “Maturity Date”, subject to the right of the investors to extend the date:

(i)

if an event of default under the Note has occurred and is continuing (or any event shall have occurred and be continuing that with the passage of time and the failure to cure would result in an event of default under the Note) and

(ii)	for a period of 20 business days after the consummation of a fundamental transaction if certain events occur.

(iii)	We are required to pay, on the Maturity Date, all outstanding principal, accrued and unpaid interest and accrued and unpaid late charges on such principal and interest, if any.

The Company has the option to extinguish the Note should certain aspects of events leading to a potential spin-off and follow-up dividend materialize.

Interest

The Note bears interest at the rate of 8% per annum (a) shall commence accruing on the date of issuance, (b) shall be computed on the basis of a 360-day year and twelve 30- day months and (c) shall be payable in cash quarterly in arrears on the first trading day of each calendar quarter or otherwise in accordance with the terms of the Note. If a holder elects to convert or redeem all or any portion of a Note prior to the Maturity Date, all accrued and unpaid interest on the amount being converted or redeemed will also be payable. If we elect to redeem all or any portion of a Note prior to the Maturity Date, all accrued and unpaid interest on the amount being redeemed will also be payable. The interest rate of the Note will automatically increase to 15% per annum upon the occurrence and continuance of an event of default (See “-- Events of Default” below).

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

On January 28, 2022, we, and the Investor, entered into an Agreement and Waiver (the “Waiver”) with regard to the Note that has the following major provisions:

(a) the Investor agreed to extend the “90 Day Eligibility Date,” as defined, from February 3, 2022 to May 2, 2022 such that the Investor can no longer, if the closing price of the stock is less than $5.50, convert up to $30 million of the Note into shares of the Company’s common stock (with the conversion price being the lower of (i) the then in effect conversion price and (ii) the greater of (x) the Note’s $1.67 floor price or (y) 98% of the market price on the conversion date) (the “Alternate Optional Conversion Price”) prior to May 2, 2022;

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

The Company paid the investor $6.0 million, $5.0 million and $3.6 million in the first three quarters of 2022, respectively. Consisting of $12.2 million in cash and $2.4 million of shares of company stock.

1- Year Alternate Optional Conversion

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

On August 16, 2022, the Company and the Holder agreed to (i) a forbearance of the Maturity Date of the Original Note from November 5, 2023 to November 5, 2024 (to the extent such repayment obligation arises solely as a result of the occurrence of the Maturity Date and not with respect to any other Event of Default or redemption right in the Original Note or pursuant to the Indenture), (ii) subject to the satisfaction of certain equity conditions, require the Holder to voluntarily convert certain interest payments when due under the Original Note, and (iii) in accordance with Section 7(g) of the Original Note, to reduce the Conversion Price of up to $4.5 million of Principal under the Original Note. the Forbearance shall not limit any other redemption rights of the Holder set forth in the Original Note or the Indenture, including, but not limited to the extent arising upon the occurrence of any other Event of Default.

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

Corporate Information

Our principal executive offices are located at 3131 Camino Del Rio North, Suite 1400, San Diego, CA 92108. Our telephone number is (619) 631-8261. The address of our website www.ryvyl.com. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on our website into this Annual Report.

Item 1A. Risk Factors

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

We depend on the leadership and experience of our relatively small number of key executive management personnel, particularly our Chairman of the Board of Directors (the “Board”) and Executive Vice President, Ben Errez, and our Director and Chief Executive Officer, Fredi Nisan. The loss of the services of any of our key executives or any of our executive management members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. Furthermore, if we lose or terminate the services of one or more of our key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could impair our business and our ability to successfully implement our business plan. Additionally, if we are unable to hire qualified replacements for our executive and other key positions in a timely fashion, our ability to execute our business plan would be harmed. Even if we can quickly hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.

Our executive officers, directors, and principal shareholders maintain the ability to control substantially all matters submitted to shareholders for approval.

As of December 31, 2022, our executive officers, directors, and shareholders who owned more than 5% of our outstanding Common Stock, in the aggregate, beneficially owned 18,935,101 shares of Common Stock representing approximately 38% of our outstanding capital stock. As a result, if these shareholders were to choose to act together, they would be able to control substantially all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other shareholders may desire.

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

The restatement of our historical financial statements has consumed a significant amount of our time and resources and may continue to do so.

As described herein, we have restated our consolidated financial statements for the periods discussed herein. The restatement process was highly time and resource-intensive and involved substantial attention from management, as well as significant legal and accounting costs. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or The Nasdaq Stock Market regarding our restated consolidated financial statements or matters relating thereto.

Any future inquiries from the SEC or The Nasdaq Stock Market as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

Further, many companies that have been required to restate their historical financial statements have experienced a decline in stock price and stockholder lawsuits related thereto.

Our financial statements may be materially affected as a result of material weaknesses in internal accounting controls.

As a result of the material weaknesses described below, as of December 31, 2022, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are that we did not have sufficient personnel in our accounting and financial reporting functions to achieve an adequate segregation of duties to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

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

The combination of two or more independent businesses is a complex, costly, and time-consuming process that will require significant management attention and resources. The integration process may disrupt the businesses and, if implemented ineffectively, would limit the expected benefits of the acquisition. The failure to meet the challenges involved in integrating businesses and realizing the anticipated benefits could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations. The overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

●	the diversion of management’s attention to integration matters;

●	difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from the combination;

●	potential challenges in obtaining requisite government regulator approvals;

●	difficulties in the integration of operations and systems; and

●	conforming standards, controls, procedures, accounting and other policies, business cultures, and compensation structures between the two companies.

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

We are subject to the following factors that may negatively affect our operating results:

●	our ability to upgrade and develop our systems and infrastructure to accommodate growth;

●	our ability to attract and retain key personnel in a timely and cost-effective manner;

●	technical difficulties;

●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure;

●	our ability to identify and enter into relationships with appropriate and qualified third-party providers for necessary development and manufacturing services;

●	regulation by federal, state, or local governments;

●	banking industry turmoil and headwinds in the digital asset space;

●	general economic conditions, as well as economic conditions specific to the entertainment, theme park, party items, arts and crafts, and packaging industries; and

●

various risks related to health epidemics, pandemics and similar outbreaks, such as the coronavirus disease 2019 (“COVID-19”) pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

As a result of our lack of any operating history and the nature of the markets in which we compete, it is difficult for us to forecast our revenues or earnings with a high degree of certainty. As a strategic response to changes in the competitive environment, we may from time to time make certain decisions concerning expenditures, pricing, service, or marketing that could have a material and adverse effect on our business, results of operations, and financial condition. Due to the foregoing factors, our quarterly revenues and operating results are difficult to forecast.

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

Data privacy and security concerns relating to our technology and our practices could cause us to incur significant liability and deter current and potential users from using our products and services. Software bugs or defects, security breaches, and attacks on our systems could result in the improper disclosure and use of user data and interference with our users’ ability to use our products and services, harming our business operations.

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

A prolonged economic downturn could adversely affect our business.

Uncertain global economic conditions could adversely affect our business. The COVID-19 pandemic negatively impacted some of our clients as they saw reductions in revenues due to business closures which caused our processing volume to decline. Negative global and national economic trends, such as decreased consumer and business spending, high unemployment levels and declining consumer and business confidence, pose challenges to our business and could result in declining revenues, profitability and cash flow. Although we continue to devote significant resources to support our brands, unfavorable economic conditions may negatively affect demand for our products.

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

Expectations relating to environmental, social, and governance (ESG) considerations could expose us to potential liabilities, increased costs, and reputational harm.

We are subject to laws, regulations, and other measures that govern a wide range of topics, including those related to matters beyond our core products and services. For instance, new laws, regulations, policies, and international accords relating to ESG matters, including sustainability, climate change, human capital, and diversity, are being developed and formalized in Europe, the U.S., and elsewhere, which may entail specific, target-driven frameworks and/or disclosure requirements. Any failure, or perceived failure, by us to adhere to our public statements, comply fully with developing interpretations of ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could harm our business, reputation, financial condition, and operating results.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We primarily operate from leased space. Our executive offices are located at 3131 Camino del Rio North, Suite 1400, San Diego, CA. We also lease office space in various locations for our subsidiaries.

In July 2021 we acquired a multi-tenant industrial building as part of the ChargeSavvy LLC transaction. This building consists of approximately 64,000 square feet and was assigned a value of $1,360,000 in the application of purchase accounting.

Item 3. Legal Proceedings

We are from time to time subject to claims and litigation arising in the ordinary course of business. We intend to defend vigorously against any future claims and litigation.

This is a summary of our current outstanding litigation:

●

Corporate Performance Consulting, LLC (CPC) v. GreenBox POS: On April 7, 2021, CPC filed a complaint against RYVYL Inc. in San Diego Superior Court. Plaintiff CPC alleges breach of contract, breach of implied covenant of good faith and fair dealing, goods and services rendered, negligent misrepresentation, violation of CA Business and Professions Code Section 17200, and unjust enrichment. The crux of CPC’s claim is that RYVYL Inc. failed to compensate for certain consulting and corporate advisory services. RYVYL Inc. believes the claims are without merit and intends to defend itself vigorously. On June 17, 2021 RYVYL Inc. filed a Cross-Complaint for breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, unjust enrichment, and rescission. The parties attended mediation on December 15, 2022 and subsequently entered into a confidential settlement agreement. The parties have executed a request for dismissal with prejudice to be filed with the Court.

●

The Good People Farms, LLC (TGPF): TGPF initiated an arbitration in AAA on or about April 20, 2020 against RYVYL Inc., Fredi Nisan, Ben Errez, MTrac Tech., Vanessa Luna, and Jason LeBlanc. The matter was placed in abeyance for some time. On January 15, 2021 RYVYL Inc. filed a counter-claim for fraud - intentional misrepresentation, breach of contract, breach of covenant of good faith and fair dealing, violation of California Business and Professions Code Section 17200, and accounting. The arbitration was stayed pending further proceedings in the separate but related action filed by MTrac and Ms. Luna in San Diego Superior Court. The arbitration re-commenced upon the state court's January 14, 2022 order denying MTrac's and Ms. Luna's motion for summary judgment and granting of The Good People Farm's motion to compel arbitration as to MTrac only. TGPF submitted a new statement of claim of June 21, 2022; the individual named as respondents in the original arbitration demand have been removed. Final arbitration hearings are set for April 18-21, 2023.

●

Pure Health, et al. v. Worldpay LLC et. al.: On February 18, 2022 forty-three online marketer Plaintiffs filed suit in the Court of Common Pleas, Hamilton County, Ohio against Worldpay LLC (formerly Vantiv LLC), Fifth Third Bank, ChargeSavvy LLC, a wholly owned subsidiary of RYVYL Inc., RYVYL Inc., and John Does 1 (Defendants) through 10, alleging breach of contract, breach of implied covenant of good faith and fair dealing, conversion, and money had and received (constructive trust). Defendant RYVYL Inc. believes that Plaintiffs’ claims against it are without merit and plans to pursue all judicial remedies necessary to resolve this matter. The parties have settled the matter and executed a request for dismissal with prejudice to be filed with the Court.

●

On April 27, 2022, Paul Levine (“Levine”), former Chief Executive Officer of Coyni, Inc., wholly-owned subsidiary of RYVYL Inc., filed a charge with The Occupational Safety and Health Administration (“OSHA”) against respondents Coyni and RYVYL Inc. Levine alleges retaliation in violation of the Sarbanes-Oxley Act of 2022, as amended, 18 U.S.C. §1514A (“SOX”). The OSHA claim was withdrawn on or around April 3, 2023.

●

On November 8, 2022, RYVYL Inc. filed a complaint against its former COO, Luna Consultant Group, LLC and John Does 1 through 50 in San Diego Superior Court. RYVYL is alleging misappropriation of trade secrets, breach of fiduciary duty, and conversion among other causes of action. The parties are currently in the discovery phase.

●

On November 10, 2022, Vanessa Luna, former COO of RYVYL Inc., filed a complaint against RYVYL and Fredi Nisan. Luna alleges breach of contract, unjust enrichment, promissory estoppel, harassment, retaliation and wrong termination, and fraud among other claims. Luna is seeking damages including compensatory damages, unpaid wages (past and future), loss of wages and benefits (past and future), expectation damages, and other damages to be proven at trial. The Company denies all allegations. Investigation is ongoing. As the Company cannot predict the outcome of the matter the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims. The parties are currently in the discovery phase.

●

On December 12, 2022, Jacqueline Dollar (aka Jacqueline Reynolds), former CMO of RYVYL Inc. filed a complaint against RYVYL Inc. fka GreenBox POS, Inc., Fredi Nisan, and DOES 1-20 alleging sex discrimination in violation of FEHA, failure to prevent discrimination in violation of FEHA, IIED, NIED, and negligent supervision/negligent retention. Ms. Dollar is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. As the Company cannot predict the outcome of the matter the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims.

●

On February 1, 2023 a purported class action lawsuit titled Cullen V. RYVYL Inc. fka GreenBox POS, Inc., et al., Case No. 3:23-cv-00185-GPC-AGS, was filed in the United States District Court for the Southern District of California against the company and certain of our current and former directors and officers (the “Defendants”). The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between January 29, 2021 and January 20, 2023, (the “Class Action”). The complaint generally alleges that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements regarding the Company’s financial performance and prospects. The action includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. As the Company cannot predict the outcome of the matter the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

The Company’s ticker was changed to GBOX following an uplisting to NASDAQ on February 17, 2021. Amended and restated Articles were files for a company name change to RYVYL Inc. The Company’s ticker was changed to RVYL on October 24, 2022.

Holders

As of December 31, 2022, there were 49,727,355 shares of Common Stock outstanding held by approximately 296 holders of record (not including an indeterminate number of beneficial holders of stock held in street name).

Dividends

There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Dividends are declared at the sole discretion of our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2022 with respect to our compensation plans under which equity securities may be issued.

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities		under Equity
	to be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options, Warrants and Rights	Outstanding Options, Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2020 Incentive and Non-statutory Stock Option Plan	263,525	$4.22	2,547,260
2021 Incentive and Non-statutory Stock Option Plan	56,102	$6.69	4,970,802
2021 Restricted Stock Plan	-	-	3,337,422
Equity compensation plans not approved by security holders	-	-	-
Total	319,627	$4.65	10,855,484

Issuer Repurchases of Common Stock

On January 6, 2022, the Company announced that the Board approved an increase of $10,000,000 in its share repurchase program (the “Share Repurchase Program”), providing for the repurchase of a portion of the Company’s outstanding common stock for up to $15,000,000. From May 13, 2021 to December 31, 2022, the Company repurchased a total of 3,098,586 shares at an aggregate cost of $14,346,785. These amounts include two related party transactions in which the Company repurchased 2 million shares of common stock held by PrivCo. See Item 13.

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

	Total Number of	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	per Share	Programs	Programs
November 1 to 30, 2021	1,000,000	$5.59
July 1 to 31, 2022	1,000,000	$0.82

Total			3,098,586	$653,215

Recent Issuance of Unregistered Securities

We had no sales of unregistered securities in 2022 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q other than following:

We issued 850,833 unregistered shares in total for the year ended December 31, 2022. Of this amount, 300,833 were issued for services, 500,000 shares were issued as part of an asset purchase, and 50,000 were issued to an employee as compensation.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENT

As discussed in the Explanatory Note and Note 3 to the Consolidated Financial Statements: “Restatement of Consolidated Financial Statements” in this Form 10-K, we are amending and restating our audited consolidated financial statements and related disclosures for the year ended December 31, 2021 presented in this Form 10-K along with our unaudited consolidated financial statements and related disclosures for the quarters ended March 31, 2021, June 30, 2021, September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022.

The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this section may not be comparable to discussion and data in our previously filed Annual Report on Form 10-K for the year ended December 31, 2021.

RESULTS OF OPERATIONS

The following results are for the years ended December 31, 2022 and 2021 (dollars in thousands, except per share data):

	Year Ended December 31,
	2022	2021	Change
		(as restated)	Amount	Percent
Net Revenue	$32,909	$26,305	$6,605	25%
Cost of revenue	16,787	10,070	6,717	67%
Gross profit	16,123	16,235	(112)	-1%
Operating expenses:
Advertising and marketing	1,337	134	1,203	897%
Research and development	6,276	3,870	2,406	62%
General and administrative	6,603	16,879	(10,276)	-61%
Payroll and payroll taxes	10,547	4,503	6,045	134%
Professional fees	5,312	3,133	2,179	70%
Stock compensation for employees	167	3,704	(3,537)	-95%
Stock grant expense	2,306	-	2,306	NM
Stock compensation for services	496	12,306	(11,810)	-96%
Depreciation and amortization	20,917	913	20,004	NM
Total operating expenses	53,961	45,441	8,520	19%
Income (Loss) from operations	(37,838)	(29,206)	(8,632)	30%
Other income (expense):
Interest expense	(8,169)	(1,932)	(6,237)	323%
Interest expense - debt discount	(15,100)	(2,993)	(12,107)	404%
Derivative expense	-	(3,435)	3,435	-100%
Changes in fair value of derivative liability	16,857	2,845	14,012	493%
Derecognition expense on conversion of convertible debt	(5,710)	-	(5,710)	NM
Merchant liability settlement	-	(364)	364	NM
Merchant fines and penalty income	(402)	402	(804)	NM
Other income or expense	1,117	(586)	1,704	NM
Total other income (expense), net	(11,406)	(6,064)	(5,342)	88%
Loss before provision for income taxes	(49,244)	(35,270)	(13,974)	40%
Income tax provision	(9)	5	(14)	NM
Net loss	$(49,236)	$(35,275)	$(13,961)	40%

Net loss per share:
Basic and diluted	$(1.08)	$(0.87)
Weighted average number of common shares outstanding:
Basic and diluted	45,571,991	40,708,304

The Company has organized its operations into two segments, beginning in 2022: North America and International. These segments reflect the way the Company evaluates its business performance and manages its operations. In 2021, the Company operated in one segment – North America. The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Year Ended
	December 31,
Net revenue	2022	2021

North America	$28,613	$26,304
International	4,296	-
	$32,909	$26,304

Net Revenue

Net revenue increased by $6.6 million or 25%, to $32.9 million in the current year from $26.3 million in the previous year. The increase was primarily due to an increase in processing volume from $1.95 billion for the year ended December 31, 2021 to $3.58 billion for the year ended December 31, 2022. The increase in processing volume was due to a number of factors, including: growth of our customer/merchant base as the result of expanded sales and marketing efforts; the expansion and growth of our advanced blockchain ledger-based payment solutions product offering, combined with an expanding ISO and partnership network; our expansion into the banking as a service (BaaS) and FX business using our acquired capabilities in the EU market; our business growth in American Samoa; and our strategic acquisition strategy.

During 2022, the Company suspended its reporting of revenue from the Sky Financial portfolio in accordance with the US GAAP accounting and business prudency. The net revenue growth from all the other payment processing and BaaS businesses more than offset the shortfall from the Sky Financial revenue recognition suspension. The Company’s processing volume, excluding the Sky Financial portfolio, increased from $323 million in 2021 to $1.68 billion in 2022. The yearly net revenue without the Sky Financial business increased by $19.8 million or 150%, to $32.9 million in the current year from $13.1 million in the prior year.

Cost of Revenue

Cost of revenue increased by $6.7 million, or 67%, to $16.8 million for the year ended December 31, 2022 from $9.4 million in the prior year. Payment processing consists of various processing fees paid to gateways and banks, as well as commission payments to the ISOs responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. Most orders are delivered directly to the customer, without any handling, storage or processing by us. The increase in cost of revenue was primarily due to the increase in transaction volume and the cost associated with the BaaS and FX business. Cost of revenue increased as a percentage of revenue from 38.3% for the year ended December 31, 2021 to 51.0% for the year ended December 31, 2022 as a result of a higher cost to revenue ratio for the BaaS and FX business; the suspension of reporting revenue from the Sky Financial Portfolio.

Operating Expenses

Operating expenses increased by $8.5 million, or 19.0%, to $54.0 million for the year ended December 31, 2022 from $45.4 million in the prior year. The increase was primarily due to the following:

●

Increase in research and development expenses by $2.4 million due to expenditures on the coyni platform development and v1 pilot that led to a successful v2 system go-live in the second half of the year;

●	Increase in marketing expenses by $1.2 million to establish our new master brand RYVYL and develop our new corporate web site;

●	Depreciation and amortization expenses increased by $20.0 million, including goodwill and intangible impairment charges of $18.1 million related primarily to the Sky Financial portfolio.

●	Depreciation and amortization expenses included a charge of $13.5 million related to the contracted acquisition of the Sky Financial portfolio. With this charge, the Company has written off the book value of the consideration paid of $18.1 million due to the uncertainty of gaining access to the contracted for merchant accounts and ISO list.

●	Increase in payroll and payroll taxes due to increased headcount and professional fees though offset by decreases in general and administrative expenses;

●	Decrease in stock compensation for services by $11.8 million to reward key vendors for services rendered and to conserve cash;

●	Decrease in stock-based compensation to employees by $3.5 million partially offset by increase in stock grant expense.

Non-Operating Expenses

Excluding expense related to amortization of debt discount, the Company incurred interest expense of $8.2 million and $1.9 million for the years ended December 31, 2022, and 2021, respectively. This increase was primarily due to the increase in average outstanding debt due to the issuance of the $100 million convertible notes in November 2021. Interest expense from the amortization of debt discount increased to $15.1 million from $3.0 million for the years ended December 31, 2022, and 2021, respectively. This increase was primarily due to the timing of amortization related the $16.0 million discount on to the $100 million convertible note issued in November 2021. Debt discount amortization during 2021 was for less than two months, compared with a full year in 2022. Derivative expense from convertible debt decreased from $3.4 million in 2021 to zero in 2022. The Company recorded a gain from the changes in the fair value of derivative liability of $2.8 million for the year ended December 31,2021 and a gain related to derecognition on conversion of convertible debt $16.9 million for the year ended December 31, 2022.

See Non-GAAP Measures below in this section for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA from net loss, the most directly comparable GAAP measure, for the years ended December 31, 2022, and 2021.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure that represents our net loss before interest expense, amortization of debt discount, income tax expense, depreciation and amortization, stock-based compensation expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes.

We exclude these items in calculating Adjusted EBITDA because we believe that the exclusion of these items will provide for more meaningful information about our financial performance, and do not consider the excluded items to be part of our ongoing results of operations.

We do not consider these items to be indicative of our core operating performance.

	2022	2021

Net loss	$(49,235,698)	(35,274,906)
Interest expense, excluding amortization of debt discount	8,168,784	1,931,713
Amortization of debt discount	15,100,047	2,993,408
Income tax (benefit) expense	(8,703)	4,906
Depreciation and amortization	20,916,868	912,677
EBITDA	(5,058,702)	(29,432,202)

Other non-cash adjustments
Changes in fair value of derivative liability	(16,857,086)	(2,845,000)
Derecognition expense on conversion of convertible debt	5,709,672	-
Stock compensation for employees	166,800	3,704,008
Stock grant expenses	2,305,650	-
Stock compensation for services	496,497	12,306,365
Adjusted EBITDA	$(13,237,169)	$(16,266,829)

Loss from operations	$(37,838,224)	$(29,206,094)

NON-GAAP MEASURES

GAAP requires that operating expenses include the amortization of acquired intangible assets, which principally include acquired customer relationships and developed technology. We exclude amortization of intangibles from Adjusted EBITDA because we do not consider amortization expense when we evaluate our ongoing business operations, nor do we factor amortization expense into our evaluation of potential acquisitions, or our measurement of the performance of those acquisitions. We believe that the exclusion of amortization expense enables the comparison of our performance to other companies in our industry as other companies may be more or less acquisitive than us and therefore, amortization expense may vary significantly by company based on their acquisition history. Although we exclude amortization of acquired intangible assets from Adjusted EBITDA, management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

We record depreciation primarily for investments in property and equipment. We exclude depreciation in calculating Adjusted EBITDA because we do not consider depreciation when we evaluate our ongoing business operations.

We exclude stock-based compensation expense and other forms of equity incentives primarily awarded to employees because they are non-cash charges that we do not consider when assessing the operating performance of our business. Additionally, the determination of stock-based compensation expense can be calculated using various methodologies and is dependent upon subjective assumptions and other factors that vary on a company-by-company basis. Therefore, we believe that excluding stock-based compensation expense from Adjusted EBITDA improves the comparability of our results to the results of other companies in our industry.

Included in operating expenses are incremental costs directly related to business and asset acquisitions as well as changes in the fair value of contingent consideration liabilities, when applicable. We exclude acquisition-related expense from Adjusted EBITDA because we believe that the exclusion of this expense allows us to better provide meaningful information about our operating performance, facilitates comparisons to our historical operating results, improves the comparability of our results to the results of other companies in our industry, and ultimately, we believe helps investors better understand the acquisition-related expense and the effects of the transaction on our results of operations.

We exclude non-ordinary course litigation expense because we do not consider legal costs and settlement fees incurred in litigation and litigation-related matters of non-ordinary course lawsuits and other disputes to be indicative of our core operating performance. We do not adjust for ordinary course legal expenses.

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital for the periods presented is summarized as follows:

Our primary sources of liquidity have historically been derived from raising capital by issuing debt or common stock. Our cash flow from operations is not yet able to cover our cash needs. We believe our current cash balances will be sufficient to cover our operating needs for the next twelve months. Our $100 million convertible note matures in November 2024. There are covenants associated with the note that accelerates the conversion of tranches of the note should certain targets be met.

We may, in the future, seek to raise additional capital to fund growth, operations and other business activities, but such additional capital may not be available to us on acceptable terms, on a timely basis, or at all.

In order to provide assurance that the Company will be able to maintain adequate liquidity for the foreseeable future, Messrs. Errez and Nisan represent that they have the intent and the ability to make additional equity investments above the market price into the Company on terms to be agreed to with the Board.

Cash Flow

The following table shows cash flows for the periods presented:

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(9,343,959)	$(27,165,885)
Net cash provided by (used in) investing activities	(47,648,671)	(2,658,858)
Net cash provided by financing activities	(10,048,781)	116,060,635
Net cash acquired from acquisitions	16,719,204	1,491,068
Foreign currency translation adjustment	1,596,234	-
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(48,725,973)	$87,726,960

Operating Activities – For the years ended December 31, 2022 and 2021, net cash used in operating activities was $9,343,959 and $27,191,885, respectively. The decrease in cash usage from operating activities was primarily due to the increase accounts payable, other current liabilities, accrued interest and payment processing liabilities.

Investing Activities– For the years ended December 31, 2022 and 2021, net cash used in investing activities was $47,648,671 and $2,658,858, respectively. The increase in cash used for investing activities was primarily due to the $28.8 million paid for Transact Europe Holdings, and, as more fully described elsewhere in this report, consideration paid in connection with an agreement to acquire certain assets from Sky Financial & Intelligence.

Financing Activities– For the years ended December 31, 2022 and 2021, net provided (used) by financing activities was $(10,048,781) and $116,060,635, respectively, primarily due to borrowings and repayments of long-term and short-term borrowings, convertible debt, proceeds from issuances of common stock, and repurchase of the company's common stock and treasury stock.

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

At the time of the public stock offering the previously existing convertible debt was converted to 1,408,305 shares of common stock. The warrants associated with this debt were exercised resulting in the issuance of 1,884,445 shares and net proceeds of $3,731,200.

A share buyback program was initiated in May 2021. Cash outflows of $4,934,531 associated with the buyback program occurred through December 31, 2021.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, stock-based compensation and the valuation of deferred taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

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

In 2021, the gateway receivables and the corresponding merchant liabilities in the Company’s books are recorded based on the verified gateway statements. In 2022, the Company established more timely determination of cash due from gateways and payment processing liabilities by using the Company’s production system data insight.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required by this item begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection the financial statement restatements as discussed elsewhere in this report, the Company has reassessed its conclusions regarding the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, and 2021 and has determined that one or more material weaknesses exist in the Company’s internal control including a material weakness related to accounting for certain complex business transactions. The Company has engaged, as of August 2022, third party technical accounting experts to support proper accounting for complex accounting transactions. As a result of the material weakness, the Company’s management concluded its disclosure controls and procedures were not effective as of December 31, 2021, and September 30, June 30, and March 31, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has implemented enhanced reconciliation reviews and reporting of its payment processing activities including gross volumes, fees assessment and return items in 2022 because of the restatement efforts. There have been no other material changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fourth quarter of the year ended December 31, 2022.

Item 9B. Other Information

We are reporting the following information in Item 9B of this Annual Report on Form 10-K in lieu of reporting on a Current Report on Form 8-K under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Effective April 12, 2023, the size of the Board has been reduced to four directors with two non-independent directors (Messrs. Errez and Nisan) and two independent directors (Ms. Genevieve Baer and Mr. Ezra Laniado). Each Board committee now has two members. William Caragol, N. Adele Hogan and Dennis James (together, the “Directors”) informed the Board on April 12, 2023, that they were resigning from the Board, effective immediately. At the time of resignation, Mr. Caragol served as the chair, and Mr. James served as a member, of the three committees of the Board – the Audit, Compensation, and Nominating Committees. As a result of the resignations, the Company is not currently in compliance with Nasdaq Listing Rule 5605(b)(1) (a majority of the members of the board of directors need to be independent) and Nasdaq Listing Rule 5605(c)(2) (the audit committee needs to be comprised of three independent members of the board of directors).

In accordance with the requirements of Item 5.02(a) of Form 8-K, the Company has provided each of the Directors with the opportunity to furnish the Company as promptly as possible with a letter addressed to the Company stating whether they agree with the statements made by the Company in response to Item 5.02(a) of Form 8-K and, if not, stating the respect in which they do not agree. The Company will file any letter provided by any of the Directors in relation thereto by the filing of a Current Report on Form 8-K within two business days after receipt by the Company.

The Directors resigned from the Board due to a disagreement with the Company, known to Messrs. Errez and Nisan, involving the PrivCo related party transaction described in Item 13 of this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of each of the Company’s executive officers and directors.

Name	Age	Position(s)
Executive Officers
Fredi Nisan	41	Director and Chief Executive Officer (Principal Executive Officer)
Ben Errez	62	Chairman of the Board of Directors and Executive Vice President
Lindsey-Shannon Lee	38	Vice President Legal and Board Secretary
Min Wei	48	Chief Operating Officer
Mary Lay Hoitt	65	Interim Chief Financial Officer

Non-Employee Directors
Genevieve Baer	45	Director
William J. Caragol*	56	Former Director
N. Adele Hogan*	62	Former Director
Dennis James*	72	Former Director
Ezra Laniado	39	Director

*Resigned on April 12, 2023. See Item 9B

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

Mary Lay Hoitt joined the Company as Interim Chief Financial Officer in March 2023.  Ms. Hoitt is a partner in the Los Angeles office of SeatonHill, LLP. She is an accomplished executive with over 25 years in Chief Financial Officer and VP of Finance roles serving both public and private firms, from early-stage start-ups to global companies, with annual revenues over $300 million.

Ms. Hoitt holds a Master of Business Administration from the University of Phoenix, a Bachelor of Business, Financial Accounting from National University, she is a Certified Public Accountant in the State of Maryland and is a Chartered Global Management Accountant.

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

Family Relationships

The Company employs two of our CEO’s brothers, Dan and Liron Nusonivich, who are paid approximately $200,000 and $110,000 per year, respectively. There are no family relationships between any of other directors or executive officers and any other employees or directors or executive officers.

Corporate Governance Overview

Director Independence

The Board has reviewed the independence of our directors based on the listing standards of the Nasdaq Capital Market. Based on this review, the Board has determined that each of Ms. Baer and Mr. Laniado are independent within the meaning of the Nasdaq rules. In making this determination, our Board considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our Board deemed relevant in determining their independence. As required under applicable Nasdaq rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Board Committees

The Board has established the following three standing committees: audit committee; compensation committee; and nominating and governance committee, or nominating committee. Each of our independent directors, Ms. Baer and Mr. Laniado, serves on each committee. Our Board has adopted written charters for each of these committees. Copies of the charters are available on our website. Our Board may establish other committees as it deems necessary or appropriate from time to time.

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

The Board has reviewed the independence of our directors based on the listing standards of Nasdaq. Based on this review, the Board has determined that that each of Ms. Baer and Mr. Laniado meet the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 and NASDAQ rules. Following the recent resignation of Mr. Caragol, the Board has not yet determined whether a current member of the audit committee qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Delinquent Section 16(A) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and any beneficial owners of more than 10% of our common stock to file reports relating to their ownership and changes in ownership of our common stock with the SEC and Nasdaq by certain deadlines. With respect to our current directors and executive officers who also held such positions during the year ended December 31, 2022, based on a review of their Section 16 filings, we believe that the below late reports were made. There were no known failures to file a required form. The Company has requested each Section 16(A) filer to sign off on a power of attorney to ensure our directors and executive officers file on a timely basis and will continue to enforce processes and policies in 2023.

Name and Affiliation	No. of Late Reports	No. of Transaction not Filed on a Timely Basis
Ben Errez, Chairman of the Board	3	9
Fredi Nisan, Director and Chief Executive Officer	3	4
Benjamin Chung, Chief Financial Officer	3	3
Genevieve Baer, Director	3	4
William J. Caragol, Director*	4	5
Dennis James, Director*	4	5
Ezra Laniado, Director	6	11
Lindsey Lee, VP of Legal	2	4

*Resigned on April 12, 2023. Please refer to Item 9B.

Item 11. Executive Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Ben Errez	2022	201,539	48,000	36,663	29,953	80,496	366,698
Chairman/EVP	2021	201,545	52,500	12,708	40,009	114,953	381,710

Fredi Nisan	2022	201,539	48,000	36,663	29,953	74,816	361,017
CEO/Director	2021	202,959	20,000	12,708	40,009	104,686	346,357

Benjamin Chung	2022	-	-	-	-	-	-
Chief Financial Officer (3)	2021	213,333	-	495,000	-	961	709,294

Jacqueline Dollar	2022	251,923	2,437	48,500	-	24,092	326,951
Chief Marketing Officer (4)	2021	31,250	-	-	-	-	31,250

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (Principal Executive Officer) and our two most highly compensated executive officers other than the Principal Executive Officer (collectively, the “Named Executive Officers”) during fiscal years 2022 and 2021. Our Named Executive Officers in 2021 were Mr. Nisan, Mr. Errez, and Mr. Chung. Our Named Executive Officers in 2022 were Mr. Nisan, Mr. Errez, and Ms. Dollar.

1.

Represents the fair value of the share and option awards for the year ended December 31, 2022, using the Black-Scholes valuation method and calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the holder.

2.

All other compensation includes Company paid healthcare insurance premiums, compensation for board member, and 401(k) match. For Messrs. Errez and Nisan, as members of the Board, each of their compensation includes $30,000 in cash.

3.	Mr. Chung joined the Company in May 2021 and left in August 2022.

4.	Ms. Dollar joined the Company in 2021 and left in February 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by Mr. Nisan, Mr.Wei, and Ms. Dollar (three of our Named Executive Officers for 2022) as of December 31, 2022.

	Option Awards(1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable (#)	Number of Securities Underlying Unexercised Options, Not Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Fredi Nisan	83,333		6.06	06/01/2026	17,646	.85
	3,005		13.31	06/02/2026	53,149	1.97
	8,184		3.66	10/13/2027	14,283	1.05
Jacqueline Dollar					50,000	1.80
Min Wei					7,381	1.97
					50,000	1.03

Employment/Consulting Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has not entered into employment agreements or other compensation agreements with its executive officers. All employee contracts are “at will.” There are no potential payments payable to the Named Executive Officers upon a termination of employment in connection with a change in control.

Director Compensation

The following table sets forth compensation earned by each non-employee Director who served during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Genevieve Baer	35,833	17,664	53,497
William J. Caragol (3)	69,315	32,607	101,921
Dennis James (3)	35,997	17,664	53,660
Ezra Laniado	32,500	14,065	46,565
N. Adele Hogan (3) (4)	22,250	1,728	23,978
Carl Williams (5)	11,406	9,870	21,276

1)	Represents the cash portion of annual director fees for service on both the RYVYL Board of Directors and Coyni Board of Directors. This also includes reimbursable expenses.

2)	Represents the fair value of the share awards for the year ended December 31, 2022. These amounts reflect the actual value upon vesting realized by the board member.

3)	Resigned on April 12, 2023. See Item 9B.

4)	Ms. Hogan joined the Board of Directors in April 2022.

5)	Mr. Williams resigned in April 2022.

Each non-employee director has entered into Board of Director Agreements (the “BOD Agreements”). Pursuant to the BOD Agreements, each non-employee director receives cash compensation in the amount of $2,500 per month. Pursuant to the BOD Agreements, each non-employee director will each receive equity compensation in the form of shares of Common Stock in an amount equal to $2,500 per month. Each non-employee director has also entered into Board of Director Agreements with RYVYL’s wholly owned subsidiary, Coyni, Inc., which mirrors the cash compensation of the BOD Agreements. Additionally, from time to time, each of the independent directors may receive awards pursuant to the Company’s Equity Incentive Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth certain information with respect to the beneficially owned holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. Applicable percentage ownership is based on the 51,343,821 shares of Common Stock outstanding as of April 11, 2023. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at 3131 Camino Del Rio North, Suite 1400, San Diego, California.

Name and Address of Owner	Shares of Common Stock Owned Beneficially		Percent of Class

5% Holders
GreenBox POS LLC (1)	18,489,208		36.01%

Officers and Directors
Ben Errez (2)	18,730,233	(3)	36.41%
Fredi Nisan (4)	18,707,018	(3)	36.37%
Min Wei	141,354		*
Lindsey-Shannon Lee	19,894	(5)	*
Genevieve Baer	25,517	(6)	*
Ezra Laniado	44,686	(7)	*
Total of Officers and Directors (6 Persons)	19,18,494		37.21%

* Less than 1%

(1) GreenBox POS LLC (“PrivCo”) holds 18,489,208 shares of the Company’s issued and outstanding stock. PrivCo is managed by its two managing members, Ben Errez and Fredi Nisan, both of whom serve as our sole officers and directors. Messrs. Errez and Nisan each own 50% of PrivCo.

(2) Mr. Errez owns 50% of PrivCo and therefore owns 9,244,604 shares held by PrivCo. As one of two managing members of PrivCo, Mr. Errez has influence over PrivCo’s entire holding of 18,489,208 shares.

(3) Includes 94,522 fully vested options.

(4) Mr. Nisan owns 50% of PrivCo and therefore owns 9,244,604 shares held by PrivCo. As one of two managing members of PrivCo, Mr. Nisan has influence over PrivCo’s entire holding of 18,489,208 shares. Additionally, relatives of Mr. Nisan, who may be influenced by Mr. Nisan, hold 7,944 shares of the Company’s issued and outstanding stock.

(5) Includes 5,923 fully vested options.

(6) Includes 4,090 fully vested options.

(7) Includes 8,184 fully vested options.

Item 13. Certain Relationships and Related Transactions and Director Independence

The following includes a summary of transactions since January 1, 2021 to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers, and stockholders.

PrivCo

The Company repurchased, in two separate repurchase transactions each consisting of 1 million shares of common stock, an aggregate of 2 million shares owned by PrivCo (an entity controlled by Messrs. Errez and Nisan). In October 2022, the Board unanimously ratified these two repurchase transactions between the Company and PrivCo. The Company repurchased 1,000,000 shares for a price per share of $5.59 (for total proceeds to PrivCo of $5,590,000) (the “First Repurchase”) and 1,000,000 shares for a price per share of $0.82 (for total proceeds to PrivCo of $820,000) (the “Second Repurchase”). The First Repurchase was based on the closing price of the common stock on November 24, 2021 and took place over a number of months starting in February 2022 and ending in October 2022. The Second Repurchase was based on the closing price of the common stock on July 29, 2022 and took place in October 2022. The purpose of each of these transactions was to allow the Company to issue shares to new shareholders without increasing the Company’s shares outstanding.

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

Kenneth Haller

The following are certain transactions between the Company and the Haller Companies. Mr. Haller was an employee of the Company through March 31, 2022.

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

The Company recognized net revenue of $13,130,482 from outside third-party merchants through independent sales organization (ISO), Sky, for the year ended December 31, 2021. The Company had accounts receivables of $6,540,027 from outside third-party merchants through Sky as of December 31, 2021 which have since been received. Net revenue through Sky for the year ended December 31, 2020 was not material.

On March 31, 2022, the Company entered into and closed an asset purchase agreement with Sky Financial to purchase a portfolio of certain merchant accounts. The Company paid $16,000,000 in cash at closing and issued 500,000 shares of restricted common stock on May 12, 2022. As of March 31, 2022, Mr. Haller is no longer an employee of the Company. As of December 31, 2022, the Company has not received the delivery of the acquired merchant list and the associated ISO management portal access and as a result the Company has written off the purchase price, however, the Company intends to vigorously pursue its entitlements under the purchase agreement.

Charge Savvy, LLC – On July 13, 2021 the Company entered into and closed on a Membership Interest Purchase Agreement with Charge Savvy LLC, an Illinois limited liability company. At the time of closing, Sky owned 68.4% of Charge Savvy, LLC (remaining membership interests owned by Higher Ground Capital, LLC (14%), and Jeff Nickel (17.4%)). The purchase price under the Purchase Agreement for the all-stock transaction consisted on the Closing Date of 900,000 of 1,000,000 shares of the Company’s common stock, par value $0.001 per share being issued and delivered to Sellers in proportion to the Sellers’ share of their membership interests in Charge Savvy. The remaining 100,000 shares of Common Stock were issued and delivered to the Sellers following the Company’s receipt of a satisfactory Phase 1 Environmental Assessment Report regarding real estate owned and used by Charge Savvy for its business operations.

The Company did not pay any commissions to the related parties mentioned above for the years ended December 31, 2021, and 2020.

Ms. Hogan

Ms. Hogan joined the Board on April 4, 2022 and resigned on April 12, 2023. Ms. Hogan was a Partner and Co-Chair of the Corporate and Securities Practice Group at Lucosky Bookman LLP from March 2021 until November 2022. Lucosky Brookman provides legal services to the Company. For the period from January 1, 2022, through April 15, 2023, the Company has paid $817,432 in legal fees to Lucosky Brookman.

Item 14. Principal Accounting Fees and Services

The following fees were paid to BF Borgers CPA, PC for services rendered in years ended December 31, 2021 and 2022, as well as fees paid to Simon & Edward, LLP for services rendered in years ended December 31, 2022. On April 19, 2022 BF Borgers CPA, PC was dismissed as the Company’s independent registered public accounting firm and Simon & Edward, LLP was appointed as the Company’s new independent registered public accounting firm.

	Year Ended December 31,
	2022	2021
Audit Fees(1)	$445,400	$372,600
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees(2)	30,000	-
	$475,400	$372,600

(1)

Audit fees consist of fees billed for professional services by Borgers CPA, PC and Simon & Edward, LLP for audit and quarterly review of the Company’s consolidated financial statements during the years ended December 31, 2022 and 2021 and related services normally provided in connection with statutory and regulatory filings or engagements.

(2)	All other fees consist of fees billed for professional services by Borgers CPA, PC for services related to the Transact Europe.

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

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

a)	Financial Statements:

Our financial statements and the Report of Independent Registered Public Accounting Firm are included herein on page F-1.

b)	Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto on page F- 1.

c)	Exhibits:

		Incorporated by		Filed or
Exhibit		Reference		Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation, filed October 10, 2022	8-K	3.1	10/13/2022
3.2	Amended and Restated Bylaws, adopted effective October 6, 2022	8-K	3.2	10/13/2022
4.1	Form of Base Indenture between GreenBoxPOS and Wilmington Savings Fund Society, FSB	8-K	4.1	11/03/2021
4.2	Form of First Supplemental Indenture	8-K	4.2	11/03/2021
4.3	Form of 8% Senior Convertible Note Due 2023	8-K	4.3	11/03/2021
4.4	Description of Securities				X
10.1+	Form of Board of Directors Agreement entered into on February 16, 2021, by and between the Company and each of Ms. Baer and Messrs. Caragol and Laniado	8-K	10.1	02/19/2021
10.2+	2020 Incentive and Nonstatutory Stock Option Plan	S-8	4.1	09/03/2020
10.3+	2021 Incentive and Nonstatutory Stock Option Plan	S-8	4.1	07/13/2021
10.4+	Amendment Agreement No. 1 to Share Purchase Agreement by and between GreenBox POS, and certain individuals named therein, made as of March 24, 2021.	8-K	10.1	03/31/2022
10.5	Asset Purchase Agreement, signed March 31, 2022, between GreenBox POS and Sky Financial and Intelligence, LLC	8-K	10.1	04/06/2022
10.6	Restructuring Agreement, dated August 16, 2022 between GreenBox POS and the Investor	8-K	10.1	08/16/2022
10.7	April 2021 Sublease Agreement with regard to 3131 Camino del Rio North, Suite 1400, San Diego, CA 92108	10-Q	10.3	11/15/2021
10.8	Securities Purchase Agreement, dated November 2, 2021, between GreenBoxPOS and the Investors	8-K	10.1	11/03/2021
10.9	Agreement and Waiver, dated January 28, 2022, between GreenBoxPOS and the Investor	8-K	10.1	01/31/2022

		Incorporated by		Filed or
Exhibit		Reference		Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

14.1	Code of Business Conduct and Ethics	8-K	14.1	02/19/2021
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RYVYL, Inc.

Date: April 17, 2023	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: April 17, 2023	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 17, 2023	By:	/s/ Mary Lay Hoitt
Mary Lay Hoitt
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Signature	Title	Date

/s/ Ben Errez	Executive Vice President and Chairman of the Board of Directors	April 17, 2023
Ben Errez

/s/ Genevieve Baer	Director	April 17, 2023
Genevieve Baer

/s/ Ezra Laniado	Director	April 17, 2023
Ezra Laniado

RYVYL INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

RYVYL, Inc.

San Diego, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ryvyl, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, stockholders’ equity(deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated Goodwill balance was $26.753 million at December 31, 2022.

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. In addition, the discounted cash flow model requires the Company to select an appropriate weighted average cost of capital based on current market conditions as of December 31, 2022. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

We identified the goodwill impairment as a critical audit matter because of the significant estimates and assumptions made by management to estimate fair value given the sensitivity of total processing volume. Auditing these elements involved high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future processing revenue and operating margin for all reporting units.

The primary procedures we performed to address this critical audit matter included:

●

Performed walkthrough over the financial reporting cycles, including the process of management’s annual goodwill impairment evaluation, especially the ones related to the management’s forecasts of future processing revenue and operating margin.

●

Evaluated the management’s ability about reasonableness of management’s forecasts of future processing revenue and operating margin by comparing the forecasts to (1) subsequent period performance of processing revenue and operating margin, and (2) management’s long-range strategic plan, taking into account changes in market conditions.

●

Evaluated the fair value methods and assumptions used by a valuation specialist the Company engaged for reasonableness by considering the past performance of the Company and third-party market data, and whether such assumptions were consistent with evidence obtained in other areas of the audit.

●	Evaluated the results of impairment by comparing actual results to the Company’s market capitalization.

Modification of Senior Convertible Note

As described in Notes 9 to the consolidated financial statements, the Company’s consolidated Senior convertible note balance was $61.101 million at December 31, 2022.

The Company’s accounting of convertible note modification involves the complex assessment on the effects of future cash flows due to the variable conversion price, and the incorrect application of payment scenario could have a significant impact on accounting result.

We identified the convertible note modification as a critical audit matter because of the Company has amended the convertible note twice in a year. Auditing these elements involved complex auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Performed walkthrough over the financial reporting cycles, including the process of significant equity and financing transactions.

●

Evaluated the qualifications of the specialist the Company engaged in assessing the impact of Convertible Note modification. And evaluated whether the assumptions used were reasonable by considering the past stock price and operation performance of the Company and third-party market data, and whether such assumptions were consistent with evidence obtained in other areas of the audit.

●	Assessed the accounting treatment of convertible note modification in accordance with ASC 470 and ASC 815 as well as recalculated the cash flow used for 10% testing.

●	Assessed the correctness of accounting entries based on the result of assessment, including vouch principal repaid and principal conversion upon modification.

●	We tested the subsequent recognition of convertible note by verify the input of amortization schedule and recalculate the schedule.

/s/Simon & Edward, LLP

We have served as the Company's auditor since 2022.

Rowland Heights, CA

April 17, 2023

RYVYL INC.

CONSOLIDATED BALANCE SHEETS

	2022	2021 (as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$13,960,887	$89,045,202
Restricted cash	26,872,835	514,493
Accounts receivable, net of allowance for credit losses of $82,331 and $54,795, respectively	1,155,766	481,668
Accounts receivable from fines and penalties from merchants, net of allowance for credit losses of $27,536 and $9,454,261, respectively	-	-
Inventory	302,037	286,360
Cash due from gateways, net of allowance of $3,917,495 and $3,904,952, respectively	7,427,105	6,209,376
Prepaid and other current assets	9,497,825	28,968
Total current assets	59,216,455	96,566,067

Non-current Assets:
Property and equipment, net	1,695,655	1,674,884
Other assets	196,868	190,636
Goodwill	26,752,624	6,548,034
Intangible Assets, net	6,738,614	7,578,935
Operating lease right-of-use assets, net	1,533,295	1,490,159
Investments - assets	1,523,631	-
Total non-current assets	38,440,687	17,482,648

Total assets	97,657,142	114,048,715

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	1,630,217	469,129
Other current liabilities	3,662,877	1,001,167
Accrued interest	1,728,252	1,226,287
Payment processing liabilities, net	28,912,489	2,312,657
Short-term notes payable, net of debt discount	-	-
Current portion of long term debt	14,446	-
Convertible debt, net of debt discount of $0 and $2,993,408, respectively	254,979	18,735,000
Derivative liability	533,601	495,134
Current portion of operating lease liabilities	-	-

Total current liabilities	36,736,861	24,239,374
Long term debt, net of debt discount of $24,348,791 and $41,344,822, respectively	61,734,569	59,305,078
Operating lease liabilities, less current portion	1,108,665	1,035,895

Total liabilities	99,580,095	84,580,347

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001, 175,000,000 shares authorized, shares issued and outstanding of 49,727,355 and 42,831,816, respectively	49,020	42,831
Common stock issuable, par value $0.001, 2,516,189 and 0 shares issuable, respectively	1,754	-
Additional paid-in capital	96,270,716	94,748,332
Accumulated other comprehensive income (loss)	1,596,234	-
Accumulated deficit	(99,772,333)	(50,536,635)
Less: Shares to be returned	(68,344)	(9,852,344)
Less: Treasury stock, at cost; 0 and 714,831 shares, respectively	-	(4,933,816)
Total stockholders' equity	(1,922,953)	29,468,368

Total liabilities and stockholder's equity	$97,657,142	$114,048,715

The accompanying notes are an integral part of these audited financial statements.

RYVYL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
Net Revenue	32,909,112	26,304,502
Cost of revenue	16,786,593	10,069,661
Gross profit	16,122,519	16,234,841

Operating expenses:
Advertising and marketing	1,337,019	134,166
Research and development	6,275,883	3,870,050
General and administrative	6,602,967	16,878,536
Payroll and payroll taxes	10,547,381	4,502,605
Professional fees	5,311,678	3,132,528
Stock compensation for employees	166,800	3,704,008
Stock grant expense	2,305,650	-
Stock compensation for services	496,497	12,306,365
Depreciation and amortization	20,916,868	912,677
Total operating expenses	53,960,743	45,440,935

Income (Loss) from operations	(37,838,224)	(29,206,094)

Other income (expense):
Interest expense	(8,168,784)	(1,931,713)
Interest expense - debt discount	(15,100,047)	(2,993,408)
Derivative expense	-	(3,435,178)
Changes in fair value of derivative liability	16,857,086	2,845,000
Derecognition expense on conversion of convertible debt	(5,709,672)	-
Merchant liability settlement	-	(364,124)
Merchant fines and penalty income	(401,908)	401,908
Other income or expense	1,117,148	(586,390)
Total other income (expense), net	(11,406,177)	(6,063,905)

Loss before provision for income taxes	(49,244,401)	(35,269,999)

Income tax provision	(8,703)	4,906

Net loss	$(49,235,698)	$(35,274,905)

Net loss per share:
Basic and diluted	$(1.08)	$(0.87)
Weighted average number of common shares outstanding:
Basic and diluted	45,571,991	40,708,304

The accompanying notes are an integral part of these audited financial statements.

RYVYL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock				Additional Paid-In	Other Accumulated Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	To be returned	Amount	Shares	at Cost	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2020	30,710,645	$30,711	$-	$-			-	$-	$12,559,074	$-	$(15,261,730)	$(2,671,945)

Issuances of common stock, net of issuance costs of $4,305,758	4,772,500	4,773	-	-			-	-	45,800,718	-	-	45,805,491

Common stock issued for conversion of convertible debt	1,944,416	1,944	-	-			-	-	3,848,056	-	-	3,850,000

Common stock issued for exercise of warrant	1,884,418	1,884	-	-			-	-	3,729,316	-	-	3,731,200

Restricted Stock	639,144	639	-	-			-	-	4,768,341	-	-	4,768,980

Common stock issued for services	826,394	826	-	-			-	-	10,228,066	-	-	10,228,892

Investor Issuance	999,996	1,000	-	-			-	-	(1,000)	-	-	-

Common stock issued for interest for convertible debt	56,249	56	-	-			-	-	653,411	-	-	653,467

Issuances of common stock from previous unregistered shares	600,000	600	-	-			-	-	(600)	-	-	-

Issuances of common stock for acquisition of ChargeSavvy	1,000,000	1,000	-	-			-	-	12,139,000	-	-	12,140,000

Common stock issued for stock options exercised	112,885	113	-	-			-	-	2,225	-	-	2,338

Stock compensation expense	-	-	-	-			-	-	1,021,725	-	-	1,021,725

Purchases of treasury share	-	(715)	-	-	(1,436,888)	(9,852,344)	(714,631)	(4,933,816)	-	-	-	(14,786,875)

Payment for previous common stock repurchased under treasury method	-	-	-	-			-	-	-	-	-	-

Share repurchase from previous shareholder	-	-	-	-			-	-	-	-	-	-

Net loss	-	-	-	-			-	-	-	-	(35,274,905)	(35,274,905)

Balance at December 31, 2021	43,546,647	$42,831	$-	$-	(1,436,888)	$(9,852,344)	(714,631)	$(4,933,816)	$94,748,332	$-	$(50,536,635)	$29,468,368

Common stock issued for services	354,883	355	-	-	-	-	-	-	463,993	-		464,348

Common stock issued for shareholder	33,333	33	-	-	-	-	-	-	(33)	-		-

Common stock issued for stock options exercised	12,417	12	-	-	-	-	-	-	5,204	-		5,216

Common stock issued to employees as stock compensation	1,125,773	1,126	12,756	13					2,369,686			2,370,826

Common stock contributed and cancelled from shareholder	(2,300,000)	(2,300)	-	-	1,300,000	9,784,000	-	-	(10,601,700)	-		(820,000)

Common stock issuable - Acquisition of Sky assets	500,000	500	-	-	-	-	-	-	2,109,500	-		2,110,000

Common stock shares contributed by shareholder												-

Common stock issued for conversion of convertible debt	5,956,012	5,964	-	-	-	-	-	-	12,820,171	-		12,826,135

Common stock issued for interest on convertible debt	1,896,876	1,897	1,741,160	1,741	-	-	-	-	2,524,703	-		2,528,341

Common stock issuable for interest on convertible debt	-	-										-

Common stock shares issuable to shareholder	-	-										-

Share repurchase from previous shareholder	-	-	-	-	-	-	-	-	-	-		-

Treasury Stock	-	-	-	-	-		(683,755)	(3,236,723)	-	-		(3,236,723)

Treasury Stock cancelled	(1,398,586)	(1,399)					1,398,586	8,170,539	(8,169,140)			-

Stock compensation expense	-	-	-	-	-	-	-	-		-		-

Other comprehensive loss	-	-	-	-	-	-	-	-	-	1,596,234		1,596,234

Net loss	-	-	-	-	-	-	-	-	-	-	(49,235,698)	(49,235,698)

Balance at December 31, 2022	49,727,355	$49,020	1,753,916	$1,754	(136,888)	$(68,344)	200	$-	$96,270,716	$1,596,234	$(99,772,333)	$(1,922,953)

The accompanying notes are an integral part of these audited financial statements.

RYVYL INC. CONSOLIDATED

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	(49,235,698)	(26,453,512)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	20,916,868	912,677
Forgiveness of PPP Loan	-	(272,713)
Noncash lease expense	43,136	38,555
Stock compensation expense	166,800	3,704,008
Restricted stock issued for services	-	4,768,980
Stock compensation expense for employees	2,305,650	-
Common stocks issued for professional fees	496,497	7,537,385
Stock compensation issued for interest	2,418,000	653,467
Interest expense - debt discount	15,100,047	2,993,408
Accretion expense	(1,120,489)	-
Derecognition expense on conversion of convertible debt	5,709,672	-
Derivative expense	-	3,435,178
Changes in fair value of derivative liability	(16,857,086)	(2,845,000)
Changes in assets and liabilities:
Accounts receivable	(674,098)	-
Other receivable, net	(692,704)	2,382,352
Inventory	(15,677)	(161,859)
Prepaid and other current assets	(1,523,631)	(6,343,905)
Cash due from gateways, net	(1,217,729)	(11,637,812)
Other assets	(6,232)	686,876
Accounts payable	1,161,088	443,263
Other current liabilities	2,661,710	301,469
Accrued interest	501,965	1,226,287
Payment processing liabilities, net	10,517,952	(8,534,989)
Net cash provided by (used in) operating activities	(9,343,959)	(27,165,885)

Cash flows from investing activities:
Purchases of property and equipment	(162,337)	(158,858)
Deposit on acquisitions	(2,175,734)	-
Acquisition of Northeast Merchant Systems, Inc.	(500,000)	(2,500,000)
Cash provided for Transact Europe Holdings OOD Acquisition	(28,810,600)	-
Cash provided for Sky Financial & Intelligence asset acquisition	(16,000,000)	-
Net cash used in investing activities	(47,648,671)	(2,658,858)

Cash flows from financing activities:
Treasury stock purchases	(4,056,723)	(4,934,531)
Proceeds from stock option exercises	7,942	2,338
Borrowings (repayments) from convertible debt	(6,000,000)	76,800,000
Borrowings from notes payable	-	350,000
Proceeds from exercise of warrant	-	3,731,200
Repurchase of common stock from stockholder	-	(5,693,863)
Proceeds from issuance of common stock	-	45,805,491
Net cash provided by (used in) financing activities	(10,048,781)	116,060,635

Restricted cash acquired from Transact Europe	16,719,204	-
Cash acquired from acquisition of Northeast and ChargeSavvy	-	1,491,068

Foreign currency translation adjustment	1,596,234	-

Net increase in cash, cash equivalents, and restricted cash	(48,725,973)	87,726,960

Cash, cash equivalents, and restricted cash – beginning of period	89,559,695	1,832,735

Cash, cash equivalents, and restricted cash – end of period	$40,833,722	$89,559,695

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	5,750,784	2,504,533
Income taxes	-	-

Non-cash financing and investing activities:
Convertible debt conversion to common stock	8,550,000	3,850,000
Common stock issued for acquisition of ChargeSavvy	-	12,140,000
Interest accrual from convertible debt converted to common stock	-	8,653,467
Short-term notes payable converted to common stock	-	810,000

The accompanying notes are an integral part of these audited financial statements.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization

RYVYL, Inc. (the “Company”) is a tech company formed with the intent of developing, marketing and selling innovative blockchain-based payment solutions, which the Company believes will cause favorable disruption in the payment solutions marketplace. The Company’s core focus is to develop and monetize disruptive blockchain-based applications, integrated within an end-to-end suite of financial products, capable of supporting a multitude of industries. The Company’s proprietary, blockchain-based systems are designed to facilitate, record and store a virtually limitless volume of tokenized assets, representing cash or data, on a secured, immutable blockchain-based ledger.

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

On July 13, 2021 (the “Closing Date”), RYVYL, Inc. (the “Company”) entered into and closed on a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Charge Savvy LLC, an Illinois limited liability company (“Charge Savvy”), and Charge Savvy’s three members (collectively, the “Sellers”). As a result of the Purchase Agreement, the Company purchased all of Charge Savvy’s issued and outstanding membership interests from the Sellers and Charge Savvy became a wholly owned subsidiary of the Company. Although the Purchase Agreement is dated July 9th, it was entered into and closed on July 13th.The purchase price under the Purchase Agreement for the all- stock transaction consisted of 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) being issued and delivered to Sellers in proportion to the Sellers’ share of their membership interests in Charge Savvy. The share price at issuance was $12.14. Charge Savvy is a global Fintech company that specializes on developing software and providing payment processing and point of sale services to the merchant services industry. Charge Savvy also owns an office building located in Chicago, Illinois where it is headquartered.

On April 1, 2022, the Company completed the acquisition of Transact Europe Holdings OOD. Transact Europe EAD (TEU) is an EU regulated electronic money institution headquartered in Sofia Bulgaria. TEU is a Principal Level Member of Visa, a Worldwide Member of MasterCard, and a Principal Member of China UnionPay. In addition, TEU is part of the direct SEPA program. With a global footprint, proprietary payment gateway, and technology platforms, TEU offers a comprehensive portfolio of services and decades of industry experience. TEU provides complete payment solutions by offering acquiring, issuing of prepaid cards and agent banking, serving hundreds of clients. The Company paid approximately $28.8 million (€26.0 million) in total consideration for the purchase.

Name Change

On May 3, 2018, PubCo formally changed its name to GreenBox POS LLC, then subsequently changed its name to GreenBox POS on December 13, 2018. On October 13, 2022 GreenBox POS changed its name to RYVYL Inc. (“RYVYL”). Unless the context otherwise requires, all references to “the Company,” “we,” “our”, “us” and “PubCo” refer to RYVYL Inc.. Unless the context otherwise requires, all references to “PrivCo” or the “Private Company” refer to GreenBox POS LLC, a limited liability company, formed in the state of Washington.

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

RYYVL INC.

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

	2022	2021
Cash and cash equivalents	$13,960,887	$89,045,202
Restricted cash	26,872,835	514,493
	$40,833,722	$89,559,695

RYYVL INC.

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

Accounts Receivable and Allowance for Credit Losses

The Company maintains an allowance for credit losses for estimated losses from the inability of gateways to make required payments. The allowance for credit losses is evaluated periodically based on the aging of accounts receivable, the operational relationship with gateways and their payment history, historical charge-off experience and other assumptions, such as current assessment of economic conditions.

Prepaid Expenses

Prepaid expenses primarily consist of $6.9 million in deposits made with credit card companies iunder Transact Europe and the prepayment associated with other acquisitions.

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

RYYVL INC.

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

The following table describes the valuation techniques used to calculate the fair value for assets in Level 3. The significant unobservable input used in the fair value measurement of the Company’s identifiable intangible assets is the discount rate. The change in this input could result in a change of fair value measurement:

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Fair Value at
December 31, 2022

Customer Relationships	$4,856,653
Business intellectual properties	1,881,962
Derivative Liability	$254,979

Fair Value at
December 31, 2021

Customer Relationship	$5,820,195
Business Technology/IP	2,611,088
Derivative liability	$18,735,000

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever management believes that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the carrying value is determined to be unrecoverable, an impairment loss is recognized through a charge to expense. As of December 31, 2022, other than a charge off of 100 percent of the consideration paid in connection with the contracted acquisition of the Sky Financial portfolio, the Company performed an impairment analysis on the other acquired goodwill and other long-lived assets and is of the view that their values are supportable and recoverable.

RYYVL INC.

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

Segment Reporting

The Company has organized its operations into two segments: North America, and International. These segments reflect the way the Company evaluates its business performance and manages its operations.

During 2021, the Company operated in one reporting segment, since the International Segment was not introduced until 2022.

Our chief operating decision maker is our chief executive officer. Management determined the operational data used by the chief operating decision maker is that of the two reportable segments. Management bases strategic goals and decisions on these segments and the data presented below is used to measure financial results.

Management evaluates the performance of its segments and allocates resources to them based on operating income or (loss) as compared to prior periods and current performance levels.

Recently Accounting Pronouncement Not Adopted

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

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

During the preparation of this Annual Report, the Company determined that it had not appropriately accounted for certain historical transactions under US GAAP. In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives, individually and in aggregate, and concluded that the errors were material to the Consolidated Statements of Operations for the quarters ending March 31, 2021, June 30, 2021, September 30, 2021, March 31, 2022, June 30, 2022, and September 30, 2022, and for the annual period ending December 31, 2021. Based on this evaluation, on January 13, 2023 the Audit Committee, with the concurrence of management, concluded that the Company’s previously issued financial statements for the periods above would need to be restated and could no longer be relied upon. The Company has restated the impacted financial statements for each of these periods, and presented the effects of the restatement adjustments to those statements below.

The categories of misstatements and their impact on our previously issued consolidated financial statements are described in more detail below.

Description of Misstatements

The following include descriptions of the significant adjustments to the Company’s financial position and results of operations from the previously reported consolidated financial statements.

Commissions Revenue – The Company has recorded adjustments to reverse the recognition of certain commissions related to transactions processed under the Sky Financial portfolio. While the Company accrued for the commission revenues in Q4 of 2021 and Q1 of 2022 based on certain estimated data provided from the seller, such revenue figures cannot be subsequently supported with timely cash collection. While the Company is pursuing its payment entitlement, for prudent reasons, the reversals have been recorded in the restated financial results.

Repurchases of Company Stock – The Company has recorded adjustments to properly reflect certain transactions as the repurchase of the Company’s stock. The transactions were previously recorded as either loans, or as a reduction to additional paid-in capital on the Company’s balance sheet. The Company has also recorded an impairment charge of approximately $1.4 million related to a repurchase of Company stock.

Gateway Bank Fees – The Company’s gateway banks charge the Company a fee for the processing of transactions. The Company accrues and expense related to this fee at the time of the transaction. The Company determined that for one of its gateway banks, it had not accrued the appropriate fee percentage, and has recorded adjustments to each of the periods being restated to record additional fees in the statement of operations and to reduce the net receivable due from the gateway bank.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Charge-off of Accounts Receivable – The Company has made adjustments to charge-off certain receivables due from gateway banks. Additionally, the Company has recorded adjustments to appropriately reflect the write-off of certain accounts receivable in the period in which the write-offs are most likely to be occurred under US GAAP.

Merchant Liability – When a merchant client makes a sale, the transaction is recorded on the Company’s blockchain ledger. The Company records liability equal to the amount of sale, less processing fees, to reflect its obligation to the merchant. Based on reconciliation performed between its blockchain ledger and the Company’s general ledger balances, the Company has recorded adjustments to change its merchant liability balances for each of the periods presented to properly reflect all liabilities incurred as of the end of each respective period being restated.

Convertible Debt – In November 2021, the Company entered into convertible debt with a face value of $100,000,000. The Company has made certain adjustments to reflect the debt modifications incurred to properly account for this convertible debt in each of the three quarters of 2022, including adjustments to the debt balance, interest expense, loss on extinguishment of debt, and accumulated accretion.

In addition, the Company has also recorded adjustments to make certain reclassifications on its balance sheet, to record the loss on extinguishment of debt, and to record fee income from merchants related to assessed fines and penalties. The effect of all restatement adjustments recorded by the Company on its previously issued financial statements are presented below.

Description of Restatement Tables

The following tables present the impact of the adjustments described above to our previously reported consolidated balance sheet as of December 31, 2021 and the consolidated statements of income, comprehensive income, changes in equity, and cash flows for the quarters ended March 31, 2021, June 30, 2021, September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 (dollars in thousands):

Balance Sheet (Unaudited)	September 30, 2022
	As previously reported	Restatement impacts	As restated
Cash and cash equivalents	$11,021	$(4,074)	$6,947
Restricted cash	26,607	4,009	30,616
Accounts receivable, net	790	-	790
Cash due from gateways, net	15,125	(8,896)	6,229
Prepaid and other current assets	14,568	(7,030)	7,537
Accounts payable	97	(116)	(19)
Other current liabilities, and accrued interest	1,416	1,717	3,133
Payment processing liabilities, net	22,593	2,320	24,913
Additional paid-in capital	99,618	781	100,399
Accumulated deficit	(64,254)	(19,502)	(83,756)
Shares to be returned	-	(888)	(888)
Treasury stock, at cost	-	(303)	(303)

Statement of Operations (Unaudited)	Three Months Ended September 30, 2022
	As previously reported	Restatement impacts	As restated
Cost of revenue	$4,270	$63	$4,333
Interest expense	(1,907)	105	(1,802)
Loss on settlement of debt	-	(2,395)	(2,395)
Merchant fines and penalty income	-	(368)	(368)
Loss before provision for income taxes	(15,135)	(714)	(15,849)
Net loss	(15,170)	(714)	(15,884)

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet (Unaudited)	June 30, 2022
	As previously reported	Restatement impacts	As restated
Cash and cash equivalents	$29,099	$(11,425)	$17,674
Restricted cash	26,526	11,425	37,951
Accounts receivable, net	620	-	620
Cash due from gateways, net	14,271	(9,079)	5,192
Prepaid and other current assets	14,105	(6,275)	7,829
Accounts payable	1,348	(484)	864
Other current liabilities, and accrued interest	3,586	1,808	5,395
Payment processing liabilities, net	33,468	2,073	35,541
Convertible debt, net	59,408	(1,051)	58,358
Derivative liability	61	(61)	-
Additional paid-in capital	89,387	1,519	90,905
Accumulated deficit	(49,084)	(18,788)	(67,872)
Shares to be returned	-	(68)	(68)
Treasury stock, at cost	-	(303)	(303)

Statement of Operations (Unaudited)	Three Months Ended June 30, 2022
	As previously reported	Restatement impacts	As restated
Cost of revenue	$4,143	$87	$4,230
Interest expense	(1,866)	83	(1,783)
Loss on settlement of debt	-	(757)	(757)
Changes in fair value of derivative liability	26,374	61	26,435
Merchant fines and penalty income	-	82	82
Other income (expense)	186	2,345	2,531
Income (loss) before provision for income taxes	10,333	1,681	12,014
Net income (loss)	10,410	1,681	12,091

Balance Sheet (Unaudited)	March 31, 2022
	As previously reported	Restatement impacts	As restated
Cash and cash equivalents	$27,594	$(7,142)	$20,452
Restricted cash	0	227	228
Accounts receivable, net	469	-	469
Cash due from gateways, net	20,807	(8,853)	11,955
Prepaid and other current assets	35,263	(6,275)	28,988
Goodwill	6,048	500	6,548
Accounts payable	1,069	(447)	622
Other current liabilities, and accrued interest	2,385	2,441	4,826
Payment processing liabilities, net	5,390	2,430	7,820
Convertible debt, net	58,826	(1,601)	57,225
Additional paid-in capital	90,983	(512)	90,470
Accumulated deficit	(59,494)	(20,686)	(80,180)
Shares to be returned	-	(2,863)	(2,863)
Treasury stock, at cost	(8,171)	(303)	(8,473)

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations (Unaudited)	Three Months Ended March 31, 2022
	As previously reported	Restatement impacts	As restated
Cost of revenue	$2,564	$216	$2,780
General and administrative expenses	1,792	-	1,792
Interest expense	(1,889)	(1,941)	(3,830)
Loss on settlement of debt	-	(900)	(900)
Changes in fair value of derivative liability	(7,700)	-	(7,700)
Merchant fines and penalty income	-	-	-
Other income (expense)	49	(4,414)	(4,364)
Loss before provision for income taxes	(21,236)	(8,111)	(29,347)
Net loss	(21,316)	(8,111)	(29,427)

Balance Sheet	December 31, 2021
	As previously reported	Restatement impacts	As restated
Cash and cash equivalents	$89,560	$(514)	$89,045
Restricted cash	-	514	514
Accounts receivable, net	482	-	482
Cash due from gateways, net	18,942	(12,732)	6,209
Prepaid and other current assets	6,421	(6,392)	29
Goodwill	6,048	500	6,548
Accounts payable	871	(402)	469
Other current liabilities, and accrued interest	1,727	500	2,227
Payment processing liabilities, net	4,998	(2,685)	2,313
Additional paid-in capital	88,574	6,174	94,748
Accumulated deficit	(38,178)	(12,359)	(50,537)
Shares to be returned	-	(9,852)	(9,852)
Treasury stock, at cost	(4,934)	-	(4,934)

Statement of Operations (Unaudited)	Three Months Ended December 31, 2021
	As previously reported	Restatement impacts	As restated
Cost of revenue	$4,074	$(201)	$3,873
General and administrative expenses	7,466	6,116	13,582
Merchant fines and penalty income	-	75	75
Other income (expense)	271	(802)	(530)
Loss before provision for income taxes	(10,284)	(8,289)	(18,573)
Net loss	(7,035)	(8,289)	(15,324)

Balance Sheet (Unaudited)	September 30, 2021
	As previously reported	Restatement impacts	As restated
Cash and cash equivalents	$29,707	$(305)	$29,403
Restricted cash	-	305	305
Accounts receivable, net	229	-	229
Cash due from gateways, net	19,418	(6,540)	12,878
Accounts payable	802	(327)	475
Payment processing liabilities, net	273	(2,624)	(2,351)
Additional paid-in capital	90,291	4,674	94,965
Accumulated deficit	(31,143)	(4,069)	(35,213)
Shares to be returned	-	(4,194)	(4,194)
Treasury stock, at cost	(2,680)	-	(2,680)

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations (Unaudited)	Three Months Ended September 30, 2021
	As previously reported	Restatement impacts	As restated
Cost of revenue	$2,421	$335	$2,756
General and administrative expenses	784	1,648	2,433
Merchant fines and penalty income	-	86	86
Other income (expense)	(37)	-	(37)
Loss before provision for income taxes	(2,796)	(249)	(3,045)
Net loss	(6,050)	(249)	(6,299)

Balance Sheet (Unaudited)	June 30, 2021
	As previously reported	Restatement impacts	As restated
Cash and cash equivalents	$29,797	$(57)	$29,740
Restricted cash	-	57	57
Accounts receivable, net	75	-	75
Cash due from gateways, net	15,759	(6,267)	9,492
Accounts payable	520	(241)	280
Payment processing liabilities, net	4,296	(2,687)	1,609
Additional paid-in capital	73,916	4,674	78,590
Accumulated deficit	(25,094)	(3,820)	(28,914)
Shares to be returned	-	(4,194)	(4,194)
Treasury stock, at cost	(933)	-	(933)

Statement of Operations (Unaudited)	Three Months Ended June 30, 2021
	As previously reported	Restatement impacts	As restated
Cost of revenue	$1,323	$370	$1,694
General and administrative expenses	298	-	298
Interest expense	-	(594)	(594)
Merchant fines and penalty income	-	104	104
Other income (expense)	(4)	-	(4)
Loss before provision for income taxes	(40)	(266)	(306)
Net loss	(40)	(266)	(306)

Balance Sheet (Unaudited)	March 31, 2021
	As previously reported	Restatement impacts	As restated
Cash and cash equivalents	$35,697	$(101)	$35,596
Restricted cash	-	101	101
Accounts receivable, net	10	-	10
Cash due from gateways, net	11,849	(6,987)	4,862
Accounts payable	178	(136)	42
Payment processing liabilities, net	5,355	(3,776)	1,579
Additional paid-in capital	71,898	4,674	76,572
Accumulated deficit	(25,054)	(3,554)	(28,608)
Shares to be returned	-	(4,194)	(4,194)
Treasury stock, at cost	-	-	-

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations (Unaudited)	Three Months Ended March 31, 2021
	As previously reported	Restatement impacts	As restated
Cost of revenue	$1,594	$153	$1,747
General and administrative expenses	566	-	566
Interest expense	(594)	-	(594)
Loss on settlement of debt	-	-	-
Changes in fair value of derivative liability	-	-	-
Merchant fines and penalty income	-	136	136
Other income (expense)	(15)	-	(15)
Loss before provision for income taxes	(13,329)	(17)	(13,346)
Net loss	(13,329)	(17)	(13,346)

4.	ACQUISITIONS

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

The acquisition was funded through cash on hand, and there were no transaction costs associated with the acquisition. The agreement also provides for a future additional contingent purchase price payment (earn-out) of $500,000, which is derived using the performance of Northeast and is based on a predetermined formula. As of December 31, 2021, the Company believes it is probable that the target will be achieved and, accordingly, has provided an accrual for the earn out amount.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Charge Savvy LLC

On July 13, 2021 (the “Closing Date”), RYVYL, Inc. (the “Company”) entered into and closed on a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Charge Savvy LLC, an Illinois limited liability company (“Charge Savvy”), and Charge Savvy’s three members (collectively, the “Sellers”). As a result of the Purchase Agreement, the Company purchased all of Charge Savvy’s issued and outstanding membership interests from the Sellers and Charge Savvy became a wholly owned subsidiary of the Company. Although the Purchase Agreement is dated July 9th, it was entered into and closed on July 13th.The purchase price under the Purchase Agreement for the all- stock transaction consisted of 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) being issued and delivered to Sellers in proportion to the Sellers’ share of their membership interests in Charge Savvy. The share price at issuance was $12.14. Charge Savvy is a global Fintech company that specializes on developing software and providing payment processing and point of sale services to the merchant services industry. Charge Savvy also owns an office building located in Chicago, Illinois where it is headquartered.

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

Transact Europe Holdings Acquisition

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

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the estimated fair values of the net assets acquired which is recorded as of April 1, 2022:

Tangible assets (liabilities):
Net assets and liabilities	$7,339,229

Intangible assets:
Customer relationships	1,266,781
Goodwill	20,204,590
21,471,371

Total net assets acquired	$28,810,600

Assets Purchase of Sky Financial Portfolio

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

After the closing of the acquisition, the Company has not received the expected access to the merchant accounts and the ISO management portal in accordance with the purchase agreement. The Company has elected to reverse the residual revenue associated with the Sky Financial portfolio in its 2022 financial reports and record a charge for the entire consideration paid. The Company will vigorously seek to recover the paid acquisition price from the seller.

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

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2022	2021
Buildings, machinery and equipment	$1,360,000	$1,301,405
Computers	231,072	134,982
Furniture and fixtures	149,090	108,715
Improvements	164,375	140,300
Vehicles, Machinery and Equipment	15,316	13,519
Total property and equipment	1,919,853	1,757,516
Less: accumulated depreciation	(224,198)	(82,632)
Net property and equipment	$1,695,655	$1,674,884

Depreciation expense was $141,566 and $123,805 for the years ended December 31, 2022 and 2021, respectively.

7.	INTANGIBLE ASSETS

As of December 31, 2022 intangible assets consisted of the following:

	As of December 31, 2022
	Amortization		Accumulated	Net
	Period	Cost	Amortization
Customer relationships – Northeast and Charge Savvy	5 years	$5,820,195	$(1,755,279)	$4,064,916
Customer relationships – Transact Europe	3 years	$1,266,781	$(475,044)	$791,737
Business technology/IP	5 years	$2,674,815	$(792.889)	$1,881,962

Total intangible assets		$9,761,791	$(3,023,177)	$6,738,614

Intangible assets with finite lives are amortized over the estimated periods benefitted on a straight- line basis. Amortization expense on intangible assets with finite lives for the 2022 financial year was $20,280,864 and is included in depreciation and amortization expense condensed consolidated statement of operations and comprehensive loss. This amortization expense included a $18,110,000 charge for the entire consideration paid. Amortization expense related to intangible assets for each of the next five fiscal years and thereafter is expected as follows:

Year Ending December 31,	Amount
2023	2,332,401
2024	1,857,356
2025	1,699,010
Thereafter	849,847

$6,738,614

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	GOODWILL

The Company performs its goodwill impairment test annually and evaluates goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The Company goodwill assessment indicated no impairment for 2022.

As of December 31, 2022 goodwill consisted of the following:

	December 31, 2022	December 31, 2021
Acquisition of Northeast	$2,793,474	$2,793,474
Acquisition of ChargeSavvy	3,754,560	3,754,560
Acquisition of Transact Europe	20,204,590	-

Total goodwill	$26,752,624	$6,548,034

9.	DEBT

The Company’s Debt obligation at the end of 2022 consists of the following:

	As of December 31,
	2022	2021
$100,000,000 8% Senior convertible note due November 3, 2024, (see below)	$61,101,209	$58,655,178

$149,900 Economic Injury Disaster Loan (EIDL), interest rate of 3.75%, due June 1, 2050	146,426	149,900
$500,000 EIDL, interest rate of 3.75%, due May 8, 2050	486,934	500,000

Total debt	61,734,569	59,305,078

Current portion	-	-

Net long term debt	$61,734,569	$59,305,078

Senior Convertible Note

A continuity of the Notes for the year ended December 31, 2022 is summarized as follows:

Senior Convertible Notes

Balance, December 31, 2020	$-
Convertible debentures issued	100,000,000
Derivative liability	(21,580,000)
Original Issue Discount of 16%	(16,000,000)
Placement fees and issuance costs	(7,200,000)
Accretion expense	3,435,178
Balance, December 31, 2021	$58,655,178
Repayments	(14,550,000)
Accretion expense	16,996,031
Balance, December 31, 2022	$61,101,209

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative liability

The Notes contain embedded derivatives representing the conversion features, redemption rights, and certain events of default. The Company determined that these embedded derivative required bifurcation and separate valuation.

The Company utilizes a binomial lattice model to value its bifurcated derivatives included in the Notes. ASC 815 does not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be combined together and fair valued as a single, compound embedded derivative. The Company selected a binomial lattice model to value the compound embedded derivative because it believes this technique is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the Notes. Such assumptions include, among other inputs, stock price volatility, risk-free rates, credit risk assumptions, early redemption and conversion assumptions, and the potential for future adjustment of the conversion price due to triggering events. Additionally, there are other embedded features of the Notes requiring bifurcation, other than the conversion features, which had no value at December 31, 2020 due to management’s estimates of the likelihood of certain events, but that may have value in the future should those estimates change.

A continuity of derivative liability for the year ended December 31, 2022 is summarized as follows:

Total
Balance, December 1, 2020	$-
Derivative liability on convertible debentures	21,580,000
Change in fair value 2021	(2,845,000)
Balance, December 31, 2021	$18,735,000
Change in fair value 2022	(18,480,021)
Balance, December 31, 2022	$254,979

The Company sold and issued, in a registered direct offering, an 8% senior convertible note due November 3, 2023, and subsequently extended to November 5, 2024, in the aggregate original principal amount of $100 million (the “Note”). The Note had an original issue discount of sixteen percent (16%) resulting in gross proceeds of $84 million. The Note was sold pursuant to the terms of a Securities Purchase Agreement, dated November 2, 2021 (the “SPA”), between The Company and the investor in the Note (the “Investor”).

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

Maturity Date

Unless earlier converted, or redeemed, the Note, as amended, will mature on November 5, 2024, the third anniversary of their issuance date, which we refer to herein as the “Maturity Date”, subject to the right of the investors to extend the date:

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

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest

The Note bears interest at the rate of 8% per annum (a) shall commence accruing on the date of issuance, (b) shall be computed on the basis of a 360-day year and twelve 30- day months and (c) shall be payable in cash quarterly in arrears on the first trading day of each calendar quarter or otherwise in accordance with the terms of the Note. If a holder elects to convert or redeem all or any portion of a Note prior to the Maturity Date, all accrued and unpaid interest on the amount being converted or redeemed will also be payable. If we elect to redeem all or any portion of a Note prior to the Maturity Date, all accrued and unpaid interest on the amount being redeemed will also be payable. The interest rate of the Note will automatically increase to 15% per annum upon the occurrence and continuance of an event of default (See “-- Events of Default” below).

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

The Company paid the investor 6.0 million, $5.0 million and $3.6 million in principal in the first three quarters of 2022, respectively. Consisting of $12.2 million in cash and $2.4 million in interest, consisting of shares of company stock.

The foregoing description of the Waiver does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Waiver, a copy of which is attached hereto as Exhibit 10.9 and incorporated herein by reference.

1- Year Alternate Optional Conversion

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

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.	INCOME TAXES

The components of the provision for income taxes are as follows:

	Years Ended
	December 31,
	2022	2021
Current:		(as restated)
Federal	-	-
State	39,758	4,906
International	-	-
Current income tax expense (benefit)	39,758	4,906
Deferred
Federal	-	-
State	-	-
International	(48,461)	-
Deferred income tax expense (benefit)	(48,461)	-
Total tax expense
Federal	-	-
State	39,758	4,906
International	(48,461)	-
Total	(8,703)	4,906

Taxes on income vary from the statutory federal income tax rate applied to earnings before tax on income as follows:

	Years Ended
	December 31,
	2022	2021
		(as restated)
Statutory federal income tax rate of 21% applied to earnings before income taxes and extraordinary items	$(10,341,324)	$(7,406,700)
State taxes - net of federal benefit	31,409	3,876
Penalties	(242)	265
Meals and entertainment	14,064	10,085
Transactions expenses	40,771	32,253
PPP loan grant income	-	(57,270)
Derivative expense	-	721,387
Gift	3,477
Stock compensation(ISOs)	-	487,294
Changes in FV of derivative liability	(3,539,988)	(597,450)
Derecognition expense on conversion of convertible debt	1,199,031	-
Stock compensation(NQ)	-	-
Valuation allowance	12,328,573	6,335,905
Other, net	116,143	475,261
Foreign rate difference	139,383	-
	$(8,703)	$4,906

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation reserves at year end are as follows:

	Years Ended
	December 31,
	2022	2021
		(as restated)

State taxes - prior year	4,022	1,030
Intangible assets	5,379,522	83,066
Allowance for credit losses	6,169,148	4,024,538
Stock compensation	-	329,072
Capitalization of research and development Under Sec 174	1,120,728	-
Lease liability	-	364,147
Contingent liability	130,503	118,922
Charitable contributions carryforward	141	-
Lease liability	270,374	-
Net operating loss carryover	12,488,907	5,554,376

Total deferred tax assets	25,563,345	10,475,151

Deferred tax liabilities:
Fixed assets	(5,383)	(3,055)
Goodwill Tier 1	(103,613)	(24,806)
Intangible assets	(78,217)	-
Right of use assets	(250,111)	(354,426)
Total deferred tax liabilities	(437,324)	(382,287)

Net deferred tax assets, non-current prior to valuation allowance	25,126,021	10,092,864
Valuation allowance	(25,204,238)	(10,092,864)

Total net deferred taxes	$(78,217)	$-

The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

As of December 31, 2022, the Company had federal and State Net Operating Loss Carryforwards (“NOL”) of $50.0 million and $25.8 million, respectively. Federal net operating loss arising in tax years ending after December 31, 2017 will be carried forward indefinitely. The Company does not have pre-tax reform federal net operating loss carryforwards as of December 31, 2021. Net operating loss carryforwards arising tax years ending after December 31, 2017, is $50.0 million. The state net operating loss carryforwards will begin to expire in 2038.

The following table shows the characteristics of Net Operating Loss Carryover amounts:

	Total
	NOL	Pre-2017	Post 2017
Federal	$49,977,661	$-	$49,977,661
State	25,760,588	-	25,760,588
International	-	-	-

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022 and 2021, the Company maintained full valuation allowance for net operating loss carryforward deferred tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated federal income tax returns are open for years 2019 and thereafter, and state and local income tax returns are open for years 2018 and thereafter.

Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. For the tax year ended December 31, 2022 and 2021 the Company recognized no interest or penalties.

11.	STOCK OPTIONS AND AWARDS

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

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

Year Ended December 31,

	2022	2021
Risk free interest rate	2.70%	0.29%
Expected term (years)	5.0	5.0
Expected volatility	93.2%	555.8%
Expected dividend yield	0%	0%

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

The Company recorded $2,370,826 and $1,759,164 of stock compensation expense for the years ended December 31, 2022 and 2021, respectively, related to the 2021 and 2020 Plans.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the employee stock option activity during the years ended December 31, 2022 and 2021.

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	477,430	$3.53
Exercisable at December 31, 2020	467,247	3.47
Granted	132,288	6.87
Exercised	(117,297)	0.5
Forfeited or Expired	(100,858)	7.62
Outstanding at December 31, 2021	391,563	5.07
Exercisable at December 31, 2021	377,039	4.8
Vested and Expected to Vest at December 31, 2021	391,563	$5.07
Granted	36,822	3.66
Exercised	(12,417)	0.42
Forfeited or Expired	(93,573)	6.72
Outstanding at December 31, 2021	322,395	4.29
Exercisable at December 31, 2021	-	-
Vested and Expected to Vest at December 31, 2022	319,627	$4.29

As of December 31, 2022 and 2021, there was unrecognized compensation cost related to non-vested stock options granted in the amount of $173,433 and $40,797, respectively.

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

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2022 is presented below:

	Non-vested Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	-
Granted	359,226	$4.95
Vested	(359,226)	4.95
Forfeited	-	-
Non-vested at December 31, 2021	-	-
Granted	1,282,578	$1.67
Vested	(563,218)	3.56
Forfeited	(52,083)	2.12
Non-vested at December 31, 2022	667,277	$1.20

Total stock-based compensation expense recognized for the Company’s 2021 Plan was $1,776,750 for the year ended December 31, 2022.

12.	LEASES

For operating leases, we calculated right of use assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the incremental borrowing rate, in accordance with ASC 842, Leases.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases office space at four locations in California, Florida and Massachusetts. The components of lease expense are as follows:

	Year Ended December 31,
	2022	2021
Operating lease expense	$141,212	$433,025
Amortization of right-of-use assets	670,535	39,757
Total lease expense	$811,747	$472,782

Payments for the year ended December 31,	Total
2023	$671,630
2024	462,452
2025	350,422
2026	248,605
2027	42,463
Thereafter	-
Total undiscounted cash flows	1,775,572

Discounted (present value):
Lease liabilities - current	533,601
Lease liabilities - long-term	1,108,665
Total lease liabilities	$1,642,267

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2022, the weighted average remaining lease term is 3.19 years and the weighted average discount rate used to determine the operating lease liabilities is 10.0%.

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

The following are certain transactions between the Company and the Haller Companies:

Sky Financial & Intelligence, LLC – Haller owns 100% of Sky Financial & Intelligence LLC (“Sky”), a Wyoming limited liability company, and serves as its sole Managing Member. Sky is a strategic merchant services company that focuses on high risk merchants and international credit card processing solutions. In 2018, Sky was using GreenBox’s QuickCard payment system as its main payment processing infrastructure, through Sky’s relationship with MTrac. It was through this successful relationship, that we came to know Haller and the Haller Network. Realizing that the Haller Network and Haller’s unique skill set was highly complementary to our business objectives, we commenced discussions to retain Haller through his consulting firm, Sky, for a senior role, directly responsible for growing GreenBox’s operations. Subsequently, in November 2018, Haller was appointed as our Senior Vice President of Payment Systems, for a monthly consulting fee of $10,000, paid to Sky (“Haller Consulting Fee”). The Company did not pay any commissions to the related parties mentioned above for the years ended December 31, 2022 and 2021. Mr. Haller left the Company in March 2022.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized net revenue of $13,130,482 from outside third-party merchants through independent sales organization (ISO), Sky, for the year ended December 31, 2012. The Company had accounts receivables of $6,540,027 from outside third-party merchants through Sky. The Company did not record any revenue from Sky in 2022.

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

PrivCo

The Company repurchased, in two separate repurchase transactions each consisting of 1 million shares of common stock, an aggregate of 2 million shares owned by PrivCo (an entity controlled by Messrs. Errez and Nisan). In October 2022, the Board unanimously ratified these two repurchase transactions between the Company and PrivCo. The Company repurchased 1,000,000 shares for a price per share of $5.59 (for total proceeds to PrivCo of $5,590,000) (the “First Repurchase”) and 1,000,000 shares for a price per share of $0.82 (for total proceeds to PrivCo of $820,000) (the “Second Repurchase”). The First Repurchase was based on the closing price of the common stock on November 24, 2021 and took place over a number of months starting in February 2022 and ending in October 2022. The Second Repurchase was based on the closing price of the common stock on July 29, 2022 and took place in October 2022. The purpose of each of these transactions was to allow the Company to issue shares to new shareholders without increasing the Company’s shares outstanding.

Family Relationships

The Company employs two of our CEO’s brothers, Dan and Liron Nusonivich, who are paid approximately $200,000 and $110,000 per year, respectively. There are no family relationships between any of other directors or executive officers and any other employees or directors or executive officers.

The Company did not pay any commissions to the related parties mentioned above for the years ended December 31, 2021 and 2020.

14.	COMMITMENTS AND CONTINGENCIES

From time-to-time, the Company is involved in a number of legal proceedings. The Company records a liability for those legal proceedings when it determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred. From time to time, the Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company and its shareholders.

This is a summary of our current outstanding litigation:

●

Corporate Performance Consulting, LLC (CPC) v. GreenBox POS – On April 7, 2021, CPC filed a complaint against RYVYL Inc. in San Diego Superior Court. Plaintiff CPC alleges breach of contract, breach of implied covenant of good faith and fair dealing, goods and services rendered, negligent misrepresentation, violation of CA Business and Professions Code Section 17200, and unjust enrichment. The crux of CPC’s claim is that RYVYL Inc. failed to compensate for certain consulting and corporate advisory services. RYVYL Inc. believes the claims are without merit and intends to defend itself vigorously. On June 17, 2021 RYVYL Inc. filed a Cross-Complaint for breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, unjust enrichment, and rescission. The parties attended mediation on December 15, 2022 and subsequently entered into a confidential settlement agreement. The parties have executed a request for dismissal with prejudice to be filed with the Court.

●

The Good People Farms, LLC (TGPF) - TGPF initiated an arbitration in AAA on or about April 20, 2020 against RYVYL Inc., Fredi Nisan, Ben Errez, MTrac Tech., Vanessa Luna, and Jason LeBlanc. The matter was placed in abeyance for some time. On January 15, 2021 RYVYL Inc. filed a counter-claim for fraud - intentional misrepresentation, breach of contract, breach of covenant of good faith and fair dealing, violation of California Business and Professions Code Section 17200, and accounting. The arbitration was stayed pending further proceedings in the separate but related action filed by MTrac and Ms. Luna in San Diego Superior Court. The arbitration re-commenced upon the state court's January 14, 2022 order denying MTrac's and Ms. Luna's motion for summary judgment and granting of The Good People Farm's motion to compel arbitration as to MTrac only. TGPF submitted a new statement of claim of June 21, 2022; the individual named as respondents in the original arbitration demand have been removed. Final arbitration hearings are set for April 18-21, 2023.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●

Pure Health, et al. v. Worldpay LLC et al - On February 18, 2022 forty-three online marketer Plaintiffs filed suit in the Court of Common Pleas, Hamilton County, Ohio against Worldpay LLC (formerly Vantiv LLC), Fifth Third Bank, ChargeSavvy LLC, a wholly owned subsidiary of RYVYL Inc., RYVYL Inc., and John Does 1 (Defendants) through 10, alleging breach of contract, breach of implied covenant of good faith and fair dealing, conversion, and money had and received (constructive trust). Defendant RYVYL Inc. believes that Plaintiffs’ claims against it are without merit and plans to pursue all judicial remedies necessary to resolve this matter. The parties have settled the matter and executed a request for dismissal with prejudice to be filed with the Court.

●

On April 27, 2022, Paul Levine (“Levine”), former Chief Executive Officer of Coyni, Inc., wholly-owned subsidiary of RYVYL Inc., filed a charge with The Occupational Safety and Health Administration (“OSHA”) against respondents Coyni and RYVYL Inc. Levine alleges retaliation in violation of the Sarbanes-Oxley Act of 2022, as amended, 18 U.S.C. §1514A (“SOX”). The OSHA claim was withdrawn on or around April 3, 2023.

●

On November 8, 2022, RYVYL Inc. filed a complaint against its former COO, Luna Consultant Group, LLC and John Does 1 through 50 in San Diego Superior Court. RYVYL is alleging misappropriation of trade secrets, breach of fiduciary duty, and conversion among other causes of action. The parties are currently in the discovery phase.

●

On November 10, 2022, Vanessa Luna, former COO of RYVYL Inc., filed a complaint against RYVYL and Fredi Nisan. Luna alleges breach of contract, unjust enrichment, promissory estoppel, harassment, retaliation and wrong termination, and fraud among other claims. Luna is seeking damages including compensatory damages, unpaid wages (past and future), loss of wages and benefits (past and future), expectation damages, and other damages to be proven at trial. The Company denies all allegations. Investigation is ongoing. As the Company cannot predict the outcome of the matter the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims. The parties are currently in the discovery phase.

●

On December 12, 2022, Jacqueline Dollar (aka Jacqueline Reynolds), former CMO of RYVYL Inc. filed a complaint against RYVYL Inc. fka Greenbox POS, Inc., Fredi Nisan, and DOES 1-20 alleging sex discrimination in violation of FEHA, failure to prevent discrimination in violation of FEHA, IIED, NIED, and negligent supervision/negligent retention. Ms. Dollar is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. As the Company cannot predict the outcome of the matter the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims.

●

On February 1, 2023 a purported class action lawsuit titled Cullen V. RYVYL Inc. fka Greenbox POS, Inc., et al., Case No. 3:23-cv-00185-GPC-AGS, was filed in the United States District Court for the Southern District of California against the company and certain of our current and former directors and officers (the “Defendants”). The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between January 29, 2021 and January 20, 2023, (the “Class Action”). The complaint generally alleges that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements regarding the Company’s financial performance and prospects. The action includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. As the Company cannot predict the outcome of the matter the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims.

This is a summary of our current commitments with respect to pending acquisitions:

●

In November 2021, the Company executed a term sheet in November 2021 to acquire the ACH business of Merchant Payment Solutions LLC. The parties expect they will execute a definitive agreement and hold the transaction closing on or about December 3, 2021. The Company made the first payment toward to the two tranches per the term sheet of $725,000. As of December 31, 2022, and as of April 17, 2023, the status of the purchase agreement is still in negotiation and further due diligence.

●

On July 27, 2022, the Company signed a letter of intent to acquire Fundstr UAB for their foreign exchange conversion and international payment capabilities and made a deposit payment of 685,000 euros. As of December 31, 2022, and as of April 17, 2023, the company is conducting acquisition due diligence to meet corporate governance requirements.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	SEGMENT REPORTING

The Company has organized its operations into two segments: North America, and International. These segments reflect the way the Company evaluates its business performance and manages its operations.

Our chief operating decision maker is our chief executive officer. Management determined the operational data used by the chief operating decision maker is that of the two reportable segments. Management bases strategic goals and decisions on these segments and the data presented below is used to measure financial results.

Management evaluates the performance of its segments and allocates resources to them based on operating income or (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Year Ended
	December 31,
	2022	2021
Net revenue
North America	$28,613	$26,305
International	4,296	-
	$32,909	$26,305

	December 31,
	2022	2021
Long-lived assets, net
North America	$5,893	$7,579
International	846	-
	$6,739	$7,579

16.	SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Accordingly, the Company did not have any subsequent events that require disclosure other than the following:

●

On June 30, 2022, RYVYL EU entered into a purchase agreement to acquire Roark Holdings, Ltd, a United Kingdom based licensed payment institution, in an all-cash transaction for 1,000,000 pounds, of which 685,000 pounds were paid to the seller and the remaining amount will be due at the change of control. Roark Holdings T/A Paysos.com is a respected UK payment institution which allows the licensor to process debit and credit card payments, in addition to local payments within the UK.  The Company submitted a request for change of control with the UK Financial Conduct Authority (FCA) but chose to withdraw the change of control application due to unforeseen complication on the part of the Roark Holdings, Ltd in March 2023. The FCA has granted the Company a relief period until December 31, 2023 to maintain compliance status. The Company expects to  retrieve the already made to the seller and will seek other means to comply with the UK processing regulations.

●

On March 28, 2023, the Company’s subsidiary Charge Savvy executed an agreement to sell and subsequent leaseback of its property located at 3333 East End Avenue, South Chicago Heights, Illinois (the “Property”), owned by its subsidiary, Charge Savvy LLC (“CS”). The sales price is Two Million Seven Hundred Thousand Dollars ($2,700,000) with an anticipated closing by June 7, 2023. The initial term of the leaseback is five (5) years, with an option to terminate early without penalty after conclusion of the second year.