Form 10-Q
period 2023-03-31
RYVYL Inc.
filed 2023-05-22
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 19, 2023, the Registrant had 51,343,821 shares of common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RYVYL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS	(dollars in thousands)
Current Assets:
Cash and cash equivalents	$17,742	$13,961
Restricted cash	39,396	26,873
Accounts receivable, net of allowance for bad debt of $28 and $82, respectively	859	1,156
Cash due from gateways, net of allowance of $9,326 and $9,326, respectively	7,309	7,427
Prepaid and other current assets	4,061	9,798
Total current assets	69,367	59,215
Non-current Assets:
Property and equipment, net	1,676	1,696
Other assets	2,214	197
Goodwill	26,753	26,753
Intangible assets, net	6,156	6,739
Operating lease right-of-use assets, net	1,363	1,533
Investments - assets	687	1,524
Total non-current assets	38,849	38,442
Total Assets	108,216	97,657
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,775	1,630
Other current liabilities	2,852	3,662
Accrued interest	2,437	1,728
Payment processing liabilities, net	37,013	28,912
Short-term notes payable	15	14
Derivative liability	87	255
Current portion of operating lease liabilities	353	534
Total current liabilities	52,532	36,735
Long term debt, net of debt discount	64,353	61,735
Operating lease liabilities, less current portion	965	1,109
Total liabilities	117,850	99,579
Commitments and contingencies
Stockholders' Equity:
Common stock, par value $0.001, 82,500,000 shares authorized, shares issued and outstanding of 51,335,650 and 49,727,355, respectively	51	49
Common stock issuable, par value $0.001	-	2
Additional paid-in capital	96,234	96,271
Accumulated other comprehensive income	1,538	1,596
Accumulated deficit	(107,457)	(99,772)
Less: Shares to be returned	-	(68)
Total stockholders' equity	(9,634)	(1,922)
Total liabilities and stockholders’ equity	$108,216	$97,657

The accompanying notes are an integral part of these condensed unaudited financial statements.

RYVYL INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022 (as restated)
	(dollars in thousands, except per share data)
Revenue	$11,291	$4,210
Cost of revenue	6,178	2,780
Gross profit	5,113	1,430
Operating expenses:
Advertising and marketing	75	141
Research and development	1,936	1,938
General and administrative	1,452	1,792
Payroll and payroll taxes	2,714	2,384
Professional fees	1,803	1,505
Stock compensation expense	193	293
Depreciation and amortization	620	454
Total operating expenses	8,793	8,507
Loss from operations	(3,680)	(7,077)
Other income (expense):
Interest expense	(1,729)	(3,830)
Interest expense - debt discount	(2,622)	(5,521)
Loss on settlement of debt	-	(900)
Changes in fair value of derivative liability	168	(7,700)
Merchant fines and penalty income	-	45
Other income or expense	(111)	(4,364)
Total other expense, net	(4,294)	(22,270)
Loss before provision for income taxes	(7,974)	(29,347)
Income tax provision	5	80
Net loss	$(7,979)	$(29,427)
Comprehensive income statement:
Net loss	$(7,979)	$(29,427)
Foreign currency translation loss	(58)	-
Total comprehensive loss	$(8,037)	$(29,427)
Net loss per share:
Basic and diluted	$(0.15)	$(0.72)
Weighted average number of common shares outstanding:
Basic and diluted	52,210,597	40,708,304

The accompanying notes are an integral part of these condensed unaudited financial statements.

RYVYL INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(dollars in thousands)

	Common Stock				Treasury Stock				Additional	Other Accumulated Comprehensive		Total Stockholders'
	Shares	Amount	To be Issued	Amount	To be returned	Amount	Shares	at Cost	Paid-In Capital	Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2022	49,727,355	$49	1,753,916	$2	(136,888)	$(68)	-	-	$96,271	$1,596	$(99,772)	$(1,922)

Common stock issued to employees as stock compensation	(8,906)	-	-	-	-	-	-	-	31	-	-	31

Common stock issued for interest on convertible debt	1,753,916	2	(1,753,916)	(2)	-	-	-	-	-	-	-	-

Carryover effects of financial statement restatements in prior periods	-	-	-	-	-	-	-	-	-	-	294	294

Share repurchase	(136,715)	-	-	-	136,888	68	-	-	(68)	-	-	-

Net loss and comprehensive loss	-	-	-	-	-	-	-	-	-	(58)	(7,979)	(8,037)

Balance at March 31, 2023	51,335,650	$51	-	$-	-	$-	-	-	$96,234	$1,538	$(107,457)	$(9,634)

	Common Stock				Treasury Stock				Additional	Other Accumulated		Total Stockholders'
	Shares	Amount	To be Issued	Amount	To be returned	Amount	Shares	at Cost	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2021	43,546,647	$43	-	-	(1,436,888)	$(9,852)	(714,631)	$(4,934)	$94,748	-	$(50,537)	$29,468

Common stock issued for services	30,508	-	9	-			-	-	126	-	-	126

Common stock issued for shareholder	33,333	-	-	-			-	-	-	-	-	-

Common stock issued for stock options exercised	12,417	-	-	-			-	-	5	-	-	5

Common stock contributed and cancelled from shareholder	(333,333)	-	-	-	800,000	6,989	(1,483,755)	(3,539)	(6,686)	-	-	(3,237)

Common stock issuable - Acquisition of Sky assets	-	-	500	1			-	-	2,110	-	-	2,110

Common stock issued for conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	-	-

Common stock shares contributed by shareholder	-	-	(500)	(1)			-	-	1	-	-	-

Common stock shares issuable to shareholder	-	-	533	1			-	-	(1)	-	-	-

Treasury Stock	-	-	-	-	-	-	-	-	-	-	-	-

Stock compensation expense	-	-	-	-			-	-	167	-	-	167

Net loss	-	-	-	-			-	-	-	-	(29,427)	(29,427)

Balance at March 31, 2022	43,289,572	$43	542,238	$1	(636,888)	$(2,863)	(2,198,386)	$(8,473)	$90,470	-	$(79,963)	$(786)

The accompanying notes are an integral part of these condensed unaudited financial statements.

RYVYL INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
	2023	2022
Cash flows from operating activities:	(dollars in thousands)
Net loss	$(7,979)	$(29,427)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	620	454
Noncash lease expense	913	-
Stock compensation expense	193	167
Restricted stock issued for services	-	126
Interest expense - debt discount	2,622	4,262
Derivative expense (benefit)	(168)	7,700
Changes in assets and liabilities:
Accounts receivable	296	13
Prepaid and other current assets	5,741	(80)
Cash due from gateways, net	119	(5,962)
Other assets	(2,017)	18
Accounts payable	8,144	153
Other current liabilities	(915)	110
Accrued interest	709	2,490
Payment processing liabilities, net	8,101	5,507
Net cash provided by (used in) operating activities	16,379	(14,469)
Cash flows from investing activities:
Purchases of property and equipment	(17)	(66)
Cash provided for Transact Europe Holdings OOD Acquisition	-	(28,811)
Cash provided for Sky Financial & Intelligence asset acquisition	-	(16,000)
Net cash used in investing activities	(17)	(44,877)
Cash flows from financing activities:
Treasury stock purchases	-	(3,540)
Proceeds from stock option exercises	-	5
Borrowings (repayments) from convertible debt	-	(6,000)
Net cash provided by financing activities	-	(9,535)
Effect of exchange rate changes on cash	(58)	-

Net increase (decrease) in cash, cash equivalents, and restricted cash	16,304	(68,881)

Cash, cash equivalents, and restricted cash – beginning of period	40,834	89,560

Cash, cash equivalents, and restricted cash – end of period	$57,138	$20,679

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,000	$4,891
Income taxes	-	-
Non-cash financing and investing activities:
Common stock issued for acquisition of Sky Financial	-	2,110

The accompanying notes are an integral part of these condensed unaudited financial statements.

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Business and Basis of Presentation

Organization

RYVYL Inc. is a financial technology company that develops, markets, and sells innovative blockchain-based payment solutions, which we believe offer significant improvements for the payment solutions marketplace. The Company’s core focus is to develop and monetize disruptive blockchain-based applications, integrated within an end-to-end suite of financial products, capable of supporting a multitude of industries. The Company’s proprietary, blockchain-based systems are designed to facilitate, record, and store a virtually limitless volume of tokenized assets, representing cash or data, on a secured, immutable blockchain-based ledger.

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

On May 3, 2018, the Company formally changed its name to GreenBox POS. LLC, then subsequently changed its name to GreenBox POS on December 13, 2018. On October 13, 2022, GreenBox POS changed its name to RYVYL Inc.

On May 21, 2021, the Company acquired all of the outstanding stock of Northeast Merchant Systems, Inc. (“Northeast”) in a transaction treated as a business combination. Northeast is a merchant services company providing merchant credit card processing through its own Bank Identification Number (BIN) with the acquiring bank Merrick. This involves inside operations for new merchants that include sales assistance and applications processing, underwriting, and onboarding; inside operations for existing merchants include risk monitoring and customer service. Outside operations include: equipment service or replacement; sales calls and applications, site inspections and identity verification; security verification; and on-site customer service and technical support.

On July 13, 2021 (the “Closing Date”), the Company entered into and closed on a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Charge Savvy LLC, an Illinois limited liability company (“Charge Savvy”), and Charge Savvy’s three members (collectively, the “Sellers”). One of the Sellers, Ken Haller, was an employee of the Company on the Closing Date. As a result of the Purchase Agreement, the Company purchased all of Charge Savvy’s issued and outstanding membership interests from the Sellers and Charge Savvy became a wholly owned subsidiary of the Company. Although the Purchase Agreement is dated July 9, 2021, it was entered into and closed on July 13, 2021. The consideration for the all-stock transaction consisted of 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) being issued and delivered to Sellers in proportion to the Sellers’ share of their membership interests in Charge Savvy. The share price at issuance was $12.14. Charge Savvy is a Fintech company specializing in developing software and providing payment processing and point-of-sale services to the merchant services industry. Charge Savvy also owns a 64,000 square foot office building in Chicago, Illinois, where it is headquartered.

On March 31, 2022, the Company closed a transaction to acquire a portfolio of merchant accounts from Sky Financial & Intelligence for $18.1 million. The Company paid $16.0 million in cash in March 2022 and issued 500,000 shares of restricted common stock for the transaction in May 2022.

On April 1, 2022, the Company completed the acquisition of Transact Europe Holdings OOD. Transact Europe EAD (TEU) is an EU regulated electronic money institution headquartered in Sofia Bulgaria. TEU is a Principal Level Member of Visa, a Worldwide Member of MasterCard, and a Principal Member of China UnionPay. In addition, TEU is part of the direct SEPA program. With a global footprint, proprietary payment gateway, and technology platforms, TEU offers a comprehensive portfolio of services and decades of industry experience. TEU provides complete payment solutions by offering acquiring, issuing of prepaid cards and agent banking, serving hundreds of clients. The Company paid $28.8 million (€26.0 million) in total consideration for the purchase.

Please also refer to Note 15 entitled “Subsequent Events.”

Basis of Presentation and Consolidation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Interim Financial Information

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements and accompanying notes have been condensed or omitted in this accompanying interim consolidated financial statements and footnotes. Accordingly, the accompanying interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Cash, Cash Equivalents and Restricted Cash

The Company’s cash, cash equivalents and restricted cash represents the following:

● Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased.

● Restricted cash – The Company’s technology enables transactional blockchain ledger to instantly reflect all transactions details. The final cash settlement of each transaction is subject to the gateway policies. This final disposition takes days to weeks to complete in accordance with these policies. Each policy is an integral part of the transactional contracts between the Company, its Independent Sales Organizations (ISOs), its agents, and the merchant clients. While the ledger reflects a held balance for the merchant, in reserve or payment in arears, the Company holds funds in a trust account as cash deemed restricted. The Company’s records reflect such restricted cash as a restricted cash and trust accounts, and the balances due to merchants and ISOs as settlement liabilities.

Cash Due from Gateways and Payment Processing Liabilities

The Company’s primary source of revenues consists of payment processing services for its merchant clients. When a merchant makes a sale, the process of receiving the payment card information, engaging the banks for transferring the proceeds to the merchant’s account via digital gateways, and recording the transaction on a blockchain ledger are the activities for which the Company collects fees.

In the first quarter of 2023 and the year ended December 31, 2022, the Company utilized several gateways. The gateways have strict guidelines pertaining to scheduling of the release of funds to merchants based on several criteria, such as, among other things, return and chargeback history, associated risks for specific business verticals, and average transaction amounts. To mitigate processing risks, these policies determine reserve requirements and payment-in-arrears strategies. While reserve and payment-in-arrears restrictions are in effect for a merchant payout, the Company records receivables from the gateways against these amounts until released.

Cash due from gateways balances presented in the accompanying consolidated balance sheets represent the amount due to the Company for transactions processed wherein the funds have not been distributed.

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Costs

Research and development costs, which are expensed as incurred, are primarily comprised of costs and expenses for salaries and benefits of research and development personnel, outsourced contract services, and supplies and materials.

Revenue Recognition

Revenue is recognized upon transfer of control of promised goods or services to the Company’s customers or when the Company satisfies any performance obligations under contract. The amount of revenue represents consideration the Company expects to be entitled to in exchange for the respective goods or services provided. Under Accounting Standards Codification 606, “Revenue from Contracts with Customers”, (“ASC 606”), contract assets or contract liabilities that arise from past performance but require a further performance before the obligation can be fully satisfied must be identified and recorded on the balance sheet until respective settlements have been met.

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

Prepaid Expenses

Prepaid expenses primarily consist of deposits made with credit card companies under Transact Europe Holdings OOD and the prepayment associated with other acquisitions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from three to eight years. Leasehold improvements are amortized over the shorter of the useful life of the related assets or the lease term. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is recognized in the period the transaction occurs.

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

ASC 820 describes three levels of inputs that may be used to measure fair value:

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

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table describes the valuation techniques used to calculate the fair value for assets in Level 3. The significant unobservable input used in the fair value measurement of the Company’s identifiable intangible assets is the discount rate. The change in this input could result in a change of fair value measurement (dollars in thousands):

Fair Value at
March 31, 2023

Customer relationships	$4,407
Business intellectual properties	1,748
Derivative Liability	87

Fair Value at
December 31, 2022

Customer relationships	$4,857
Business intellectual properties	1,882
Derivative liability	255

Goodwill and Other Intangible Assets

The Company accounts for acquisitions of businesses in accordance with the acquisition method of accounting which requires assets and liabilities to be recognized at their fair values on the acquisition date. Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the identifiable assets acquired and liabilities assumed. Acquisition costs are expensed as incurred.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever management believes that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the carrying value is determined to be unrecoverable, an impairment loss is recognized through a charge to expense. As of December 31, 2022, other than a charge off of the entire consideration paid in connection with the contracted acquisition of the Sky Financial portfolio, the Company performed an impairment analysis on the other acquired goodwill and other long-lived assets and concluded that their values are supportable and recoverable.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net of operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all the deferred tax assets will not be realized. Judgment is required in determining and evaluating income tax provisions and valuation allowances for deferred income tax assets. We recognize an income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As of March 31, 2023, and December 31, 2022, we have valuation allowances which serve to reduce net deferred tax assets.

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the periods presented. Dilutive earnings per share includes the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2022, and three-month periods ended March 31, 2023, and 2022, since there are no potential shares outstanding that would have a dilutive effect.

Leases

On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. ASC 842 requires that lessees recognize right of use assets and lease liabilities calculated based on the net present value of lease payments for all lease agreements with terms that are greater than twelve months.

ASC 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statements of operations and statements of changes in cash flows. ASC 842 supersedes nearly all existing lease accounting guidance under GAAP issued by the Financial Accounting Standards Board (“FASB”) including ASC Topic 840, Leases.

For operating leases, we calculated right of use assets and lease liabilities based on the net present value of the remaining lease payments as of the adoption date using our incremental borrowing rate as of that date.

Segment Reporting

The Company has organized its operations into two segments: North America and International. These segments reflect the way management evaluates its business performance and manages its operations.

Our chief operating decision maker is our chief executive officer. Management has determined that the operational data used by our chief operating decision maker is that of the two reportable segments. Management bases strategic goals and decisions on these segments.

Management evaluates the performance of its segments and allocates resources based on operating income or (loss) as compared to prior periods and current performance levels.

Recent Accounting Standard Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses”. The standard, including subsequently issued amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has adopted this accounting standard, effective January 1, 2023. Management assessed the adoption of this standard on the effective date and concluded that the adoption did not have a material effect on our consolidated financial condition, results of operations, and cash flows during the period ended March 31, 2023.

Recent Accounting Standards and Guidance Not Adopted

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers,” as if the acquirer had originated the contracts. ASU 2021-08 is effective for fiscal years and interim reporting periods within those fiscal years beginning after December 15, 2022. The Company has not acquired any businesses during the effective period and, accordingly, is currently evaluating the effect, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows and disclosures.

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

3.	Restatements of Previously-Issued Consolidated Financial Statements

During the preparation of its 2022 Annual Report on Form 10-K, the Company determined that it had not appropriately accounted for certain historical transactions under US GAAP. In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives, individually and in aggregate, and concluded that the errors were material to the Consolidated Statements of Operations for the quarters ending March 31, 2021, June 30, 2021, September 30, 2021, March 31, 2022, June 30, 2022, and September 30, 2022, and for the annual period ending December 31, 2021. Based on this evaluation, on January 13, 2023, the Audit Committee, with the concurrence of management, concluded that the Company’s previously issued consolidated financial statements for the aforementioned periods would need to be restated and could no longer be relied upon. The Company has restated the impacted financial statements for each of these periods and presented the effects of the restatement adjustments in its 2022 Annual Report on Form 10-K, filed on April 17, 2023.

4.	Acquisitions

On April 1, 2022, the Company acquired Transact Europe Holdings for $28.8 million (€26.0 million) in cash. Transact Europe EAD (TEU), an EU regulated electronic money institution headquartered in Sofia, Bulgaria, offers an array of licenses such as principal level membership of Visa, worldwide membership of MasterCard, and principal membership of China UnionPay. TEU is also part of the direct SEPA (Single Euro Payments Area), a payment system enabling cashless payments across continental Europe. The Company paid $28.8 million as of March 31, 2022, and the transaction closed on April 1, 2022. As a result, the consolidated financial statements as of and for the three months ended March 31, 2022, does not include financial statements of TEU. The $28.8 million paid as of March 31, 2022, is included as prepaid and other current assets in the balance sheets.

The following summarizes the estimated fair values of the net assets acquired which is recorded as of April 1, 2022 (dollars in thousands):

Tangible assets (liabilities):
Net assets and liabilities	$7,339

Intangible assets:
Customer relationships	1,267
Goodwill	20,205
21,472

Total net assets acquired	$28,811

On March 31, 2022, the Company contracted to acquire a portfolio of merchant accounts from Sky Financial & Intelligence for $18.1 million. The Company paid $16.0 million in cash in March 2022 issued 500,000 shares of restricted common stock for the transaction on May 12, 2022. The entire amount tendered in both cash and stock was recorded as a Customer Relationships asset.

However, as of March 31, 2023 and December 31, 2022, the Company had not received delivery of the acquired merchant list and the associated ISO management portal access and as a result the Company charged off the entire purchase price in 2022. Also, during 2022, the Company suspended its reporting of revenue from the Sky Financial portfolio.

The Company is vigorously pursuing its entitlements under the purchase agreement.

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Settlement Processing

The Company’s proprietary blockchain-based technology serves as the settlement engine for all transactions within the Company’s ecosystem. The blockchain ledger provides a robust and secure platform to log immense volumes of immutable transactional records in real time. In summary, blockchain is a distributed ledger that uses digitally encrypted keys to verify, secure and record details of each transaction conducted within an ecosystem. Unlike general blockchain-based systems, The Company uses proprietary, private ledger technology to verify every transaction conducted within the Company ecosystem. The verification of transaction data comes from trusted partners, all of whom have been extensively vetted by us. The Company facilitates all financial elements of our closed-loop ecosystem, and we act as the administrator for all related accounts. Using our TrustGateway technology, we seek authorization and settlement for each transaction from Gateways to the issuing bank responsible for the credit/debit card used in the transaction. When the Gateway settles the transaction, our TrustGateway technology composes a chain of blockchain instructions to our ledger manager system.

When consumers use credit or debit cards to pay for transactions with merchants who use our ecosystem, the transaction starts with the consumer purchasing tokens from us. The issuance of tokens is accomplished when we load a virtual wallet with a token, which then transfers credits to the merchant’s wallet on a dollar-for-dollar basis, after which the merchant releases its goods or services to the consumer. These transfers take place instantaneously and seamlessly, allowing the transaction experience to seem like any other ordinary credit or debit card transaction to the consumer and merchant. While our blockchain ledger records transaction details instantaneously, the final cash settlement of each transaction can take days to weeks, depending upon contract terms between us and the gateways we use, between us and our ISOs, and between us and/or our ISOs and merchants who use our services. In the case where we have received transaction funds, but not yet paid a merchant or an ISO, we hold funds in either a trust account or as cash deemed restricted within our operating accounts. We record the total of such funds as Cash Due From Gateways, net – a Current Asset. Of these funds, we record the balance due to Merchants and ISOs as Payment Processing Liabilities, net – a Current Liability.

6.	Property and Equipment

Property and equipment consisted of the following as of March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Buildings, machinery and equipment (1)	$1,360	$1,360
Computers	243	231
Furniture and fixtures	153	149
Improvements	164	164
Vehicles, machinery and equipment	15	15
Total property and equipment	1,936	1,920
Less: accumulated depreciation	(260)	(224)
Net property and equipment	$1,676	$1,696

1.

On March 28, 2023, Charge Savvy executed an agreement to sell and subsequently leaseback its property located in South Chicago Heights, Illinois (the “Property”), owned by its subsidiary, Charge Savvy LLC (“CS”). The sales price is updated to $2.5 million with an anticipated closing by July 3, 2023 with a 30-day buyer’s option to extend. The initial term of the leaseback is five (5) years, with an option to terminate early without penalty after conclusion of the second year.

Depreciation expense was $36,640 and $32,377 for the three-month periods ended March 31, 2023, and 2022, respectively.

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Goodwill

Goodwill assets consisted of the following, as of March 31, 2023, and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Acquisition of Northeast	$2,793	$2,793
Acquisition of Charge Savvy	3,755	3,755
Acquisition of Transact Europe	20,205	20,205

Total goodwill	$26,753	$26,753

8.	Intangible Assets

Intangible assets consisted of the following, as of March 31, 2023, and December 31, 2022 (dollars in thousands):

		As of March 31, 2023			As of December 31, 2022
Intangible Assets	Amortization Period	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships - Northeast and Charge Savvy	5 years	$5,820	$(2,046)	$3,774	$5,820	$(1,755)	$4,065
Customer relationships - Transact Europe	3 years	1,267	(634)	633	1,267	(475)	792
Business technology/IP	5 years	2,675	(927)	1,748	2,675	(793)	1,882

Total intangible assets		$9,762	$(3,606)	$6,156	$9,762	$(3,023)	$6,739

Amortization expense was $0.6 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

Amortization expense for each of the years ending December 31 is as follows (dollars in thousands):

Year	Amount
2023 (remainder)	$1,749
2024	1,857
2025	1,699
2026	847
2027	4
Total	$6,156

9. Long-Term Debt

Long-term debt consisted of the following, as of March 31, 2023, and December 31, 2022 (dollars in thousands):

	As of March 31, 2023	As of December 31, 2022
$100,000,000 8% Senior convertible note due November 3, 2024	$63,723	$61,101
$149,900 Economic Injury Disaster Loan (EIDL), interest rate of 3.75%, due June 1, 2050	149	149
$500,000 EIDL, interest rate of 3.75%, due May 8, 2050	496	499

Total debt	64,368	61,749

Less: current portion	(15)	(14)

Net long-term debt	$64,353	$61,735

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Senior Convertible Notes

Balance, December 31, 2020	$-
Convertible debentures issued	100,000
Derivative liability	(21,580)
Original Issue Discount of 16%	(16,000)
Placement fees and issuance costs	(7,200)
Amortization of debt discount	3,435
Balance, December 31, 2021	58,655
Repayments	(14,550)
Amortization of debt discount	16,996
Balance, December 31, 2022	61,101
Amortization of debt discount	2,622
Balance, March 31, 2023	$63,723

Derivative liability

The Notes contain embedded derivatives representing the conversion features, redemption rights, and certain events of default. The Company determined that these embedded derivatives required bifurcation and separate valuation.

The Company utilizes a binomial lattice model to value its bifurcated derivatives included in the Notes. ASC 815 does not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be combined together, and fair-valued as a single, compound embedded derivative. The Company selected a binomial lattice model to value the compound embedded derivative because it believes this technique is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the Notes. Such assumptions include, among other inputs, stock price volatility, risk-free rates, credit risk assumptions, early redemption and conversion assumptions, and the potential for future adjustment of the conversion price due to triggering events. Additionally, there are other embedded features of the Notes requiring bifurcation, other than the conversion features, which had no value at December 31, 2020 due to management’s estimates of the likelihood of certain events, but that may have value in the future should those estimates change.

The following is a rollforward of the derivative liability for the year ended December 31, 2022, and the three-month period ended March 31, 2023 (dollars in thousands):

Balance, December 1, 2020	$-
Derivative liability on convertible debentures	21,580
Change in fair value 2021	(2,845)
Balance, December 31, 2021	18,735
Change in fair value 2022	(18,480)
Balance, December 31, 2022	255
Change in fair value Q1 2023 (placeholder)	(168)
Balance, March 31, 2023	$87

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

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Note was issued on November 8, 2021, pursuant to an indenture dated November 2, 2021, between the Company and Wilmington Savings Fund Society, FSB, as trustee (the “Base Indenture”), as supplemented by a first supplemental indenture thereto, dated November 2, 2021, relating to the Notes (the “First Supplemental Indenture” and, the Base Indenture as supplemented by the First Supplemental Indenture, the “First Indenture”). The terms of the Note include those provided in the First Indenture and those made part of the First Indenture by reference to the Trust Indenture Act.

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

i.

if an event of default under the Note has occurred and is continuing (or any event shall have occurred and be continuing that with the passage of time and the failure to cure would result in an event of default under the Note) and

ii.	(ii) for a period of 20 business days after the consummation of a fundamental transaction if certain events occur.

We are required to pay, on the Maturity Date, all outstanding principal, accrued and unpaid interest and accrued and unpaid late charges on such principal and interest, if any.

Interest

The Note bears interest at the rate of 8% per annum, and (a) shall commence accruing on the date of issuance, (b) shall be computed on the basis of a 360-day year and twelve 30-day months and (c) shall be payable in cash quarterly in arrears on the first trading day of each calendar quarter or otherwise in accordance with the terms of the Note. If a holder elects to convert or redeem all or any portion of a Note prior to the Maturity Date, all accrued and unpaid interest on the amount being converted or redeemed will also be payable. If we elect to redeem all or any portion of a Note prior to the Maturity Date, all accrued and unpaid interest on the amount being redeemed will also be payable. The interest rate of the Note will automatically increase to 15% per annum upon the occurrence and continuance of an event of default (See “Events of Default” below).

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

Conversion

Fixed Conversions at Option of Holder

The holder of the Note may convert all, or any part, of the outstanding principal and interest of the Note, at any time at such holder’s option, into shares of our common stock at an initial fixed conversion price, which is subject to:

i.	proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions; and

ii.	full-ratchet adjustment in connection a subsequent offering at a per share price less than the fixed conversion price then in effect.

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company paid the investor $6.0 million, $5.0 million and $3.6 million in principal in the first three quarters of 2022, respectively, consisting of $12.2 million in cash and $2.4 million in interest, consisting of shares of company stock.

The foregoing description of the Waiver does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Waiver, executed on January 28, 2022, and reported on Form 8-K on January 31, 2022.

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

Alternate Event of Default Optional Conversion

If an event of default has occurred under the Note, each holder may alternatively elect to convert the Note (subject to an additional 15% redemption premium) at the “Alternate Event of Default Conversion Price” equal to the lesser of:

The fixed conversion price then in effect; and the greater of:

i.	the floor price; and

ii.	80% of the lowest volume weighted average price of our common stock during the five trading days immediately prior to such conversion.

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

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Company Optional Redemption Rights

At any time, if no event of default exits, we may redeem all, but not less than all, the Notes outstanding in cash all, or any portion, of the Notes at a 5% redemption premium to the greater of the face value and the equity value of our common stock underlying the Notes.

The equity value of the Company’s common stock underlying the Notes is calculated using the greatest closing sale price of our common stock on any trading day during the period commencing on the date immediately preceding such date we notify the applicable holder of such redemption election and the date we make the entire payment required.

The foregoing description of the Note does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Note, a copy of which is included hereto as Exhibit 4.3 and incorporated herein by reference.

SBA CARES Act Loans - $649,900

On June 9, 2020, the Company entered into a 30-year loan agreement with the SBA under the CARES Act in the amount of $149,900. The loan bears interest at 3.75% per annum and requires monthly principal and interest payments of $731 beginning June 9, 2021. Both the Chief Executive Officer and Chairman of the Company signed personal guarantees under this loan.

On May 8, 2020, Charge Savvy executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the TNB’s business.

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

10. Stock Option Awards

The following table represents the employee stock option activity during the three months ended March 31, 2023 and 2022.

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value

Outstanding at December 31, 2021	391,562	$5.08
Granted	-	-
Exercised	(13,019)	0.42
Forfeited or expired	(322)	12.10
Outstanding at March 31, 2022	378,221	$5.21	$-
Exercisable at March 31, 2022	378,221	$5.21	$-
Vested and Expected to Vest at March 31, 2022	378,221	$5.21	$-

Outstanding at December 31, 2022	319,627	$4.29
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2023	319,627	$4.29	$-
Exercisable at March 31, 2023	319,627	$4.29	$-
Vested and Expected to Vest at March 31, 2023	319,627	$4.29	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $0.41 and $4.22 as of March 31, 2023, and 2022, respectively, which would have been received by the option holders had all option holders exercised their options as of that date. As of March 31, 2023, there was no unrecognized compensation cost related to non-vested stock options.

The Company adopted the 2021 Restricted Stock Plan (“2021 Plan”) in November 2021, which provides for the grant of restricted stock awards and performance stock awards to executive officers, non-employee directors and other key employees of the Company. The 2021 Plan provides for up to 5,000,000 shares of common stock. These awards will have such vesting or other provisions as may be established by the Board of Directors at the time of each award.

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the restricted stock award activity during the three months ended March 31, 2023 and 2022.

	Non-vested Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	-
Granted	39,413	$3.24
Vested	(39,413)	(3.24)
Forfeited	-	-
Non-vested at March 31, 2022	-	-

Non-vested at January 1, 2023	667,277	$1.20
Granted	13,907	$0.63
Vested	(315,816)	(1.29)
Forfeited	-	0
Non-vested at March 31, 2023	365,368	$1.02

Total stock-based compensation expense recognized for the Company’s 2021 Plan was $126,414 and $0 for the three months ended March 31, 2023, and 2022, respectively.

11. Leases

On March 23, 2023, the Company executed a lease agreement with for the Company headquarters office commencing July 1, 2023 and terminating on December 31, 2028 with certain contingencies. The leased property is to provide for the continued operations and room for growth at its current location after the expiry of its existing sublease with the sublandlord. The starting monthly rent is $45,593 in July 2023 for the Phase 1 premises.

12. Related Party Transactions

Kenneth Haller (“Haller”) became the Company’s Senior Vice President of Payment Systems in November 2018. The Company began working indirectly with Haller earlier in 2018, both individually and through our relationship with MTrac Tech Corporation (“MTrac”), which has business relationships with Haller. Haller brings considerable advantages to the Company’s platform development and business development efforts and capabilities, including transactional business relations and a large network of agents (the “Haller Network”). The Haller Network is an amalgamation of the collective networks of Haller and two companies owned or majority-owned by Haller, which are or have been Sky Financial & Intelligence, LLC (“Sky”), and Charge Savvy, LLC (collectively, the “Haller Companies”), each of which has formalized business relationships with the Company, as well as with some of the Company’s partners, which the Company believes allows the Company to maximize and diversity the Company’s market penetration capabilities. Haller, through Sky, owns controlling interests in Charge Savvy, LLC with whom the Company does business through their respective business relationship with MTrac.

The following are certain transactions between the Company and the Haller Companies:

Sky Financial & Intelligence, LLC – Haller owns 100% of Sky Financial & Intelligence LLC (“Sky”), a Wyoming limited liability company, and serves as its sole Managing Member. Sky is a strategic merchant services company that focuses on high-risk merchants and international credit card processing solutions. In 2018, Sky was using GreenBox’s QuickCard payment system as its main payment processing infrastructure, through Sky’s relationship with MTrac. It was through this successful relationship, that we came to know Haller and the Haller Network. Realizing that the Haller Network and Haller’s unique skill set was highly complementary to our business objectives, we commenced discussions to retain Haller through his consulting firm, Sky, for a senior role, directly responsible for growing GreenBox’s operations. Subsequently, in November 2018, Haller was appointed as our Senior Vice President of Payment Systems, for a monthly consulting fee of $10,000, paid to Sky (“Haller Consulting Fee”). The Company did not pay any commissions to the related parties mentioned above for the years ended December 31, 2022, and 2021. Mr. Haller left the Company in March 2022.

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PrivCo

The Company repurchased, in two separate repurchase transactions each consisting of 1 million shares of common stock, an aggregate of 2 million shares owned by PrivCo (an entity controlled by Messrs. Errez and Nisan). In October 2022, the Board unanimously ratified these two repurchase transactions between the Company and PrivCo. The Company repurchased 1,000,000 shares for a price per share of $5.59 (for total proceeds to PrivCo of $5.6 million) (the “First Repurchase”) and 1,000,000 shares for a price per share of $0.82 (for total proceeds to PrivCo of $820,000) (the “Second Repurchase”). The First Repurchase was based on the closing price of the common stock on November 24, 2021, and took place over a number of months starting in February 2022 and ending in October 2022. The Second Repurchase was based on the closing price of the common stock on July 29, 2022, and took place in October 2022. The purpose of each of these transactions was to allow the Company to issue shares to new shareholders without increasing the Company’s shares outstanding.

Family Relationships

The Company employs two of our CEO’s brothers, Dan and Liron Nusonivich, who are paid approximately $200,000 and $110,000 per year, respectively. There are no family relationships between any of the other directors or executive officers and any other employees or directors or executive officers.

The Company did not pay any commissions to the related parties mentioned above for the three-month period ended March 31, 2023, March 31, 2022, or the year ended December 31, 2022.

13. Commitments and Contingencies

From time-to-time, the Company is involved in a number of legal proceedings. The Company records a liability for those legal proceedings when it determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred however, the amount cannot be reasonably estimated. From time to time, the Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company and its shareholders.

The following is a summary of our current outstanding litigation. Note that references to GreenBox POS are for historical purposes. GreenBox POS changed its name to RYVYL Inc. on October 13, 2022.

●

Corporate Performance Consulting, LLC (CPC) v. GreenBox POS – On April 7, 2021, CPC filed a complaint against GreenBox POS in San Diego Superior Court. Plaintiff CPC alleges breach of contract, breach of implied covenant of good faith and fair dealing, goods and services rendered, negligent misrepresentation, violation of CA Business and Professions Code Section 17200, and unjust enrichment. The crux of CPC’s claim is that GreenBox POS failed to compensate for certain consulting and corporate advisory services. GreenBox POS believes the claims are without merit and intends to defend itself vigorously. On June 17, 2021, GreenBox POS filed a Cross-Complaint for breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, unjust enrichment, and rescission. The parties attended mediation on December 15, 2022, and subsequently entered into a confidential settlement agreement. The parties have executed a request for dismissal with prejudice to be filed with the Court.

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●

The Good People Farms, LLC (TGPF) - TGPF initiated an arbitration in AAA on or about April 20, 2020 against GreenBox POS., Fredi Nisan, Ben Errez, MTrac Tech., Vanessa Luna, and Jason LeBlanc. The matter was placed in abeyance for some time. On January 15, 2021 GreenBox POS filed a counter-claim for fraud - intentional misrepresentation, breach of contract, breach of covenant of good faith and fair dealing, violation of California Business and Professions Code Section 17200, and accounting. The arbitration was stayed pending further proceedings in the separate but related action filed by MTrac and Ms. Luna in San Diego Superior Court. The arbitration re-commenced upon the state court's January 14, 2022 order denying MTrac's and Ms. Luna's motion for summary judgment and granting of The Good People Farm's motion to compel arbitration as to MTrac only. TGPF submitted a new statement of claim of June 21, 2022; the individual named as respondents in the original arbitration demand have been removed. The parties attended binding arbitration from April 18 to 21, 2023, and are awaiting the decision of the arbitration panel.

●

Pure Health, et al. v. Worldpay LLC et al - On February 18, 2022 forty-three online marketer Plaintiffs filed suit in the Court of Common Pleas, Hamilton County, Ohio against Worldpay LLC (formerly Vantiv LLC), Fifth Third Bank, ChargeSavvy LLC, a wholly owned subsidiary of GreenBox POS, GreenBox POS, and John Does 1 (Defendants) through 10, alleging breach of contract, breach of implied covenant of good faith and fair dealing, conversion, and money had and received (constructive trust). Defendant RYVYL Inc. believes that Plaintiffs’ claims against it are without merit and plans to pursue all judicial remedies necessary to resolve this matter. The parties have settled the matter and executed a request for dismissal with prejudice to be filed with the Court. On April 27, 2022, Paul Levine (“Levine”), former Chief Executive Officer of Coyni, Inc., wholly-owned subsidiary of GreenBox POS, filed a charge with The Occupational Safety and Health Administration (“OSHA”) against respondents Coyni and GreenBox POS. Levine alleges retaliation in violation of the Sarbanes-Oxley Act of 2022, as amended, 18 U.S.C. §1514A (“SOX”). The OSHA claim was withdrawn on or around April 3, 2023.

●

On November 8, 2022, RYVYL Inc. filed a complaint against its former COO, Luna Consultant Group, LLC and John Does 1 through 50 in San Diego Superior Court. RYVYL is alleging misappropriation of trade secrets, breach of fiduciary duty, and conversion among other causes of action. The parties are currently in the discovery phase.

●

On November 10, 2022, Vanessa Luna, former COO of RYVYL Inc., filed a complaint against RYVYL and Fredi Nisan. Luna alleges breach of contract, unjust enrichment, promissory estoppel, harassment, retaliation and wrongful termination, and fraud among other claims. Luna is seeking damages including compensatory damages, unpaid wages (past and future), loss of wages and benefits (past and future), expectation damages, and other damages to be proven at trial. The Company denies all allegations. Investigation is ongoing. As the Company cannot predict the outcome of the matter the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims. The parties are currently in the discovery phase.

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

●

On February 1, 2023, a purported class action lawsuit titled Cullen V. RYVYL Inc. fka Greenbox POS, Inc., et al., Case No. 3:23-cv-00185-GPC-AGS, was filed in the United States District Court for the Southern District of California against the company and certain of our current and former directors and officers (the “Defendants”). The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between January 29, 2021 and January 20, 2023, (the “Class Action”). The complaint generally alleges that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements regarding the Company’s financial performance and prospects. The action includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. As the Company cannot predict the outcome of the matter the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims.

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

This is a summary of our current commitments with respect to pending acquisitions:

●

In November 2021, the Company executed a term sheet to acquire certain ACH business of Merchant Payment Solutions LLC. Upon execution of the term sheet, the Company made a refundable earnest money deposit in the amount of $725,000 (the “Deposit”) toward the total purchase price. After conducting due diligence, the Company elected to terminate the term sheet on April 21, 2023, and has requested a refund of the Deposit in full.

●

On July 27, 2022, the Company signed a letter of intent to acquire Fundstr UAB for their foreign exchange conversion and international payment capabilities and made a deposit payment of 685,000 euros. As of December 31, 2022, and as of April 17, 2023, the company is conducting acquisition due diligence to meet corporate governance requirements.

Sale and Leaseback Agreement

On March 28, 2023, the Company’s subsidiary, Charge Savvy, executed an agreement to sell and subsequently leaseback its property located in South Chicago Heights, Illinois (the “Property”), owned by its subsidiary, Charge Savvy LLC (“CS”). The sales price is updated to $2.5 million with an anticipated closing by July 3, 2023 with a 30-day buyer’s option to extend. The initial term of the leaseback is five (5) years, with an option to terminate early without penalty after conclusion of the second year.

14. Subsequent Events

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Accordingly, the Company did not have any subsequent events that require disclosure other than the following:

●	On June 30, 2022, RYVYL (EU) EAD entered into a purchase agreement to acquire Roark Holdings, Ltd, a United Kingdom based licensed payment institution, in an all-cash transaction for 1,000,000 pounds, of which 675,000 pounds were paid to the seller and the remaining amount will be due at the change of control. The purchase price was increased to 1,106,000 pounds to provide for the seller’s operating expenses prior to the change of control. Roark Holdings T/A Paysos.com is a respected UK payment institution which allows the licensor to process debit and credit card payments, in addition to local payments within the UK. The Company submitted a request for change of control with the UK Financial Conduct Authority (FCA) but chose to withdraw the change of control application due to unforeseen complication on the part of the Roark Holdings, Ltd in March 2023. The FCA has granted the Company a relief period until December 31, 2023 to maintain compliance status. The Company expects to retrieve the payment already made to the seller and will seek other means to comply with the UK processing regulations.

●

RYVYL entered into a Securities Purchase Agreement, dated as of April 6, 2023 (the “Agreement”) with Ang Woon Han, pursuant to which, among other things, the Company purchased 98 million shares of restricted common stock of Logicquest Technology, Inc., a Nevada corporation (“Logicquest”) representing ownership of 97.7% of Logicquest, 48 shares of Series C Convertible Non-Redeemable Preferred Stock of Logicquest and 10 shares of Series D Convertible Non-Redeemable Preferred Stock of Logicquest, in exchange for an aggregate purchase price of $225,000. Logicquest is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) quoted on the OTC Pink Open Market under the symbol “LOGQ” and is required to file reports and other information with the Securities and Exchange Commission (the “SEC”) pursuant to the Exchange Act.

The Company is developing plans to merge the assets of Coyni, Inc., a wholly-owned subsidiary of the Company (“Coyni”), and Logicquest, prior to a spin-off. The details of the business combination are being finalized and will be subject to corporate governance. There can be no assurance as to the timing or whether the Company will be able to consummate the spin-off of Logicquest. Since the timing or completion of the transaction is uncertain, the Company’s investment in Coyni has not been reclassified as assets held for sale, in accordance with ASC Topic 205.

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●

The Company has engaged Kingswood, a division of Kingswood Capital Partners, LLC (“Kingswood”) as the non-exclusive placement agent pursuant to an Engagement Agreement dated as of April 21, 2023, to advise the Company in connection with an offering on a reasonable best-efforts basis of Logicquest as a separate publicly traded company (the “Offering”). The Offering is subject to completion of the intended transfer of Coyni assets to Logicquest and the anticipated spin-off, subject to market conditions. The Company expects to raise approximately $40 million in the Offering based on the valuation of Coyni’s assets and liabilities of approximately $200 million. The Company has not obtained an independent third-party valuation of Coyni. The Company is evaluating additional details regarding the spin-off of Logicquest, and will provide further information when available.

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

Management evaluates the performance of its segments and allocates resources to them based on operating income or (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue
North America	$8,804	$4,210
International	2,487	-
	$11,291	$4,210

	As of March 31, 2023	As of December 31, 2022
Long-lived assets, net
North America	$5,472	$5,893
International	684	846
	$6,156	$6,739

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q, and other materials we have filed or may filed, as well as information included in our oral or written statements, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q identify important matters or factors which you should consider in evaluating our forward-looking statements. These matters or factors include, among other things:

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

●

Various risks related to health epidemics, pandemics and similar outbreaks, such as the coronavirus disease 2019 ("COVID-19”) pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows;

●	Risks related to the blockchain and cryptocurrency industry or changes in the regulatory environment and turmoil in the banking sector with respect to digital asset management; and

●	Risks related to our dependence on our proprietary technology which we may not be able to protect.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the Securities and Exchange Commission (the “SEC”) or in our press releases) for other factors that may cause actual results to differ materially from those projected by the Company. For additional information regarding risk factors that could affect the Company’s results, see “Risk Factors” beginning on page 13 of the Annual Report on Form 10-K filed on April 17, 2023, and as may be included from time-to-time in our reports filed with the SEC.

The Company intends the forward-looking statements to speak only as of the time of such statements and does not undertake or plan to update or revise such forward-looking statements as more information becomes available or to reflect changes in expectations, assumptions or results. The Company can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q, could materially and adversely affect our results of operations, financial condition, and liquidity, and our future performance.

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, all references to “the Company,” “we,” “our”, “us” and “PubCo” refer to RYVYL Inc (formerly known as GreenBox POS Inc.), a Nevada corporation.

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

On May 3, 2018, the Company formally changed its name to GreenBox POS LLC, then subsequently changed its name to GreenBox POS on December 13, 2018. On October 13, 2022, GreenBox POS changes its name to RYVYL Inc.

On March 31, 2022, the Company contracted to acquire a portfolio of merchant accounts from Sky Financial & Intelligence for $18.1 million. The Company paid $16.0 million in cash in March 2022 issued 500,000 shares of restricted common stock for the transaction on May 12, 2022. The entire amount tendered in both cash and stock was recorded as a Customer Relationships asset.

However, as of December 31, 2022, the Company had not received the delivery of the acquired merchant list and the associated ISO management portal access and as a result the Company charged off the entire purchase price in 2022. Also, during 2022, the Company suspended its reporting of revenue from the Sky Financial portfolio.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2023 (Unaudited) Compared to Three Months March 31, 2022 (Unaudited):

	Three Months Ended March 31,
	2023		2022		Change
	Amount	% of Revenue	Amount (as restated)	% of Revenue	Amount	Percent
	(dollars in millions)
Revenue	$11.3	100%	$4.2	100%	$7.1	169%
Cost of revenue	6.2	55%	2.8	67%	3.4	121%
Gross profit	5.1	45%	1.4	33%	3.7	264%
Operating expenses:
Research and development	1.9	17%	1.9	45%	-	0%
General and administrative	1.5	13%	1.8	43%	(0.3)	-17%
Payroll and payroll taxes	2.7	24%	2.4	57%	0.3	13%
Professional fees	1.8	16%	1.5	36%	0.3	20%
Other	0.9	8%	0.9	21%	-	0%
Total operating expenses	8.8	78%	8.5	202%	0.3	4%
Income (Loss) from operations	(3.7)	(33% )	(7.1)	-169%	3.4	-48%
Other income (expense):
Interest expense	(1.7)	(15% )	(3.8)	-90%	2.1	-55%
Interest expense - debt discount	(2.6)	(23% )	(5.5)	-131%	2.9	-53%
Loss on settlement of debt	-	-	(0.9)	-21%	0.9	NM
Changes in fair value of derivative liability	0.2	2%	(7.7)	-183%	7.9	NM
Other income or expense	(0.2)	(2% )	-	0%	(0.2)	NM
Total other income (expense), net	(4.3)	(38% )	(22.3)	NM	18.0	NM
Net loss	$(8.0)	(71% )	$(29.3)	NM	$21.3	NM

NM – not meaningful

Revenue

Revenue increased by $7.1 million, or 169%, to $11.3 million for the three months ended March 31, 2023, from $4.2 million for the three months ended March 31, 2022. The change in net revenue was primarily attributable to an increase in processing volume in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, and an increase in revenues from our acquired businesses including Charge Savvy, RYVYL EU and American Samoa.

Cost of Revenue

Cost of revenue increased by $3.4 million, or 121%, to $6.2 million for the three months ended March 31, 2023, from $2.8 million for the three months ended March 31, 2022. Payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. Cost of revenues increased due primarily to increased volume, resulting in higher processing fees paid to Gateways, commission payments to ISOs, and cost of revenue of acquired businesses in the US and EU.

Operating Expenses

Operating expenses increased by $0.3 million, or 3.4%, to $8.8 million for the three months ended March 31, 2023, from $8.5 million for the three months ended March 31, 2022. The increase was due primarily to higher payroll and payroll tax expenses and external professional expenses for legal and accounting services for the financial restatement and 2022 annual reporting plus legal proceedings for the three months ended March 31, 2023, offset by decreases in general and administrative, advertising and marketing, stock-based compensation expenses.

Other Income (Expense)

Other expense decreased by $18.0 million, or 81.0%, to $4.3 million for the three months ended March 31, 2023, from $22.3 million for the three months ended March 31, 2022. Changes in the fair value of derivative liability amounted to a charge of $7.7 million for the three months ended March 31, 2022 and a credit of $168,000 in the three months ended March 31, 2023. Interest expense decreased by $5.0 million, primarily related to the $100 million convertible note issued in November 2021. Additionally, we incurred a charge of $4.1 million in the three months ended March 31, 2022, related to a loss on a partial extinguishment and conversion of debt.

Provision for Income Taxes

We estimate our annual effective income tax rate to be (0.06)% for calendar 2023, which is different from the U.S. federal statutory rate, primarily due to its full valuation position. The Company recorded approximately $5,000 and $1,000 of tax expense as of March 31, 2023 and 2021, respectively. As of March 31, 2023, we have no material unrecognized tax benefits. And we expect no material unrecognized tax benefits for the next 12 months.

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (a) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and (e) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income (loss) and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA from net loss, the most directly comparable GAAP measure, for the periods indicated:

	Three Month Periods Ended March 31,
	2023	2022
	(dollars in thousands)
Net loss	$(7,979)	$(29,427)
Interest expense, excluding amortization of debt discount	1,729	3,830
Amortization of debt discount	2,622	5,521
Income tax (benefit) expense	5	80
Depreciation and amortization	620	454
EBITDA	(3,003)	(19,542)
Other non-cash adjustments:
Changes in fair value of derivative liability	(168)	7,700
Stock compensation expense	193	293
Adjusted EBITDA	$(2,978)	$(11,549)

Loss from operations	$(3,680)	$(7,077)

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

Liquidity and Capital Resources

Our primary sources of liquidity have historically been derived from raising capital by issuing debt or common stock. Our cash flow from operations is not yet able to cover our cash needs. We believe our current cash balances will be sufficient to cover our operating needs for the next twelve months. Our $94 million convertible note matures in November 2024. There are covenants associated with the note that accelerates the conversion of tranches of the note should certain targets be met.

We may, in the future, seek to raise additional capital to fund growth, operations and other business activities, but such additional capital may not be available to us on acceptable terms, on a timely basis, or at all.

The following table summarizes our cash flows from operating, investing and financing activities (unaudited):

	Three Months Ended March 31,
	2023	2022 (as restated)
	(dollars in thousands)
Cash provided by (used in) operating activities	$16,379	$(14,469)
Cash provided by (used in) investing activities	(17)	(44,877)
Cash provided by (used in) financing activities	-	(9,535)
Effect of exchange rate changes on cash	(58)	-
Net increase (decrease) in cash, cash equivalents, and restricted cash	$16,304	$(68,881)

Operating Activities – For the three months ended March 30, 2023 and 2022, net cash provided by (used in) operating activities was $16.4 million and ($14.5) million, respectively. The cash used in operating activities was primarily due to net loss and timing of settlement of assets and liabilities including stock compensation expenses.

Investing Activities – Net cash used in investing activities in the period ended March 31, 2022 primarily consisted of the acquisition of Transact Euro and Sky Financials. Investing activities in the period ended March 31, 2023 were negligible.

Financing Activities – Net cash used by financing activities primarily consisted of repurchases of common stock under treasury method of $3.5 million and repayment of convertible debt of $6,000,000 for the three months ended March 31, 2022. There were no financing activities in the period ended March 31, 2023.

Critical Accounting Estimates

Management strives to report our financial results in a clear and understandable manner, although in some cases accounting and disclosure rules and principles are complex and require us to use technical terminology. In preparing the Company's Consolidated Financial Statements, we follow accounting principles generally accepted in the U.S. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations as reflected in our financial statements. These judgments and estimates are based on past events and expectations of future outcomes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to among other things, the accounting for revenue recognition, stock-based compensation and the valuation of deferred taxes. Actual results may differ from our estimates. Management continually reviews our accounting policies including how they are applied and how they are reported and disclosed in our financial statements. Below is a summary of our critical accounting estimates and how they are applied in preparation of the financial statements.

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

Cash Due from Gateways and Payment Processing Liabilities

The Company’s primary source of revenues consists of payment processing services for its merchant clients. When a merchant makes a sale, the process of receiving the payment card information, engaging the banks for transferring the proceeds to the merchant’s account via digital gateways, and recording the transaction on a blockchain ledger are the activities for which the Company collects fees.

In 2023 and 2022 the Company utilized several gateways. The gateways have strict guidelines pertaining to scheduling of the release of funds to merchants based on several criteria, such as, among other things, return and chargeback history, associated risks for specific business verticals, and average transaction amounts. To mitigate processing risks, these policies determine reserve requirements and payment-in-arrears strategies. While reserve and payment-in-arrears restrictions are in effect for a merchant payout, the Company records gateway debt against these amounts until released.

Cash due from gateways balances presented in the accompanying consolidated balance sheets represent amounts due to the Company for transactions processed wherein the funds have not been distributed.

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

In connection the financial statement restatements as discussed elsewhere in this report, the Company has reassessed its conclusions regarding the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023, and December 31, 2022, and has determined that one or more material weaknesses exist in the Company’s internal control including a material weakness related to accounting for certain complex business transactions. The Company has engaged, as of August 2022, third party technical accounting experts to support proper accounting for complex accounting transactions. As a result of the material weakness, the Company’s management concluded its disclosure controls and procedures were not effective as of March 31, 2023, December 31, 2022, and September 30, June 30, and March 31, 2022.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

The Company has implemented enhanced reconciliation reviews and reporting of its payment processing activities including gross volumes, fees assessment and return items in 2022 because of the restatement efforts. There have been no other material changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the first quarter of the year ending December 31, 2023.

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
10.1

Agreement and Waiver, dated January 28, 2022, between RYVYL, INC. and the Investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on January 31, 2022)

10.2

Amendment Agreement No. 1 to Share Purchase Agreement by and between RYVYL, INC., and certain individuals named therein, made as of March 24, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 31, 2022)

10.3

Asset Purchase Agreement, signed March 31, 2022, between RYVYL, INC. and Sky Financial and Intelligence, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 6, 2022)

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

RYVYL, INC.
(Registrant)

Date: May 22, 2023	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer (Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Mary Lay Hoitt
Mary Lay Hoitt
Interim Chief Financial Officer