Form 10-K/A
period 2022-12-31
RYVYL Inc.
filed 2023-08-10
CIK 1419275

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2022, of RYVYL, Inc. (the “Company”) that we filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023,  (the “Original Filing”). This Amendment is being filed to (a) amend Item 9A, Controls and Procedures, to provide the disclosures required in Item 308(a) of Regulation S-K related to management's annual report on internal control over financial reporting as of December 31, 2022, (b) to amend Note 3 to the Consolidated Financial Statements regarding the effect of the corrections on each financial statement line item, and (c) to revised the auditors’ report to reference the restatement in accordance with paragraph 18e of AS 3101.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

c)	Exhibits:

		Incorporated by		Filed or
Exhibit		Reference		Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation, filed October 10, 2022	8-K	3.1	10/13/2022
3.2	Amended and Restated Bylaws, adopted effective October 6, 2022	8-K	3.2	10/13/2022
4.1	Form of Base Indenture between GreenBoxPOS and Wilmington Savings Fund Society, FSB	8-K	4.1	11/03/2021
4.2	Form of First Supplemental Indenture	8-K	4.2	11/03/2021
4.3	Form of 8% Senior Convertible Note Due 2023	8-K	4.3	11/03/2021
4.4	Description of Securities	10-K	4.4	04/17/2023
10.1+	Form of Board of Directors Agreement entered into on February 16, 2021, by and between the Company and each of Ms. Baer and Messrs. Caragol and Laniado	8-K	10.1	02/19/2021
10.2+	2020 Incentive and Nonstatutory Stock Option Plan	S-8	4.1	09/03/2020
10.3+	2021 Incentive and Nonstatutory Stock Option Plan	S-8	4.1	07/13/2021
10.4+	Amendment Agreement No. 1 to Share Purchase Agreement by and between GreenBox POS, and certain individuals named therein, made as of March 24, 2021.	8-K	10.1	03/31/2022
10.5	Asset Purchase Agreement, signed March 31, 2022, between GreenBox POS and Sky Financial and Intelligence, LLC	8-K	10.1	04/06/2022
10.6	Restructuring Agreement, dated August 16, 2022 between GreenBox POS and the Investor	8-K	10.1	08/16/2022
10.7	April 2021 Sublease Agreement with regard to 3131 Camino del Rio North, Suite 1400, San Diego, CA 92108	10-Q	10.3	11/15/2021
10.8	Securities Purchase Agreement, dated November 2, 2021, between GreenBoxPOS and the Investors	8-K	10.1	11/03/2021
10.9	Agreement and Waiver, dated January 28, 2022, between GreenBoxPOS and the Investor	8-K	10.1	01/31/2022

		Incorporated by		Filed or
Exhibit		Reference		Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

14.1	Code of Business Conduct and Ethics	8-K	14.1	02/19/2021
21.1	List of Subsidiaries	10-K	21.1	04/17/2023
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

RYVYL, Inc.

Date: August 9, 2023	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: August 9, 2023	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Gene Jones
Gene Jones
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Signature	Title	Date

/s/ Ben Errez	Executive Vice President and Chairman of the Board of Directors	August 9, 2023
Ben Errez

/s/ Genevieve Baer	Director	August 9, 2023
Genevieve Baer

/s/ Ezra Laniado	Director	August 9, 2023
Ezra Laniado

/s/ David Montoya	Director	August 9, 2023
David Montoya

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

Restatement

As discussed in Note 3 to the consolidated financial statements, the 2021 consolidated financial statements have been restated to correct some misstatements.

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

Rowland Heights, CA

April 17, 2023, except Note 3 & 15 on August 9, 2023

RYVYL INC.

CONSOLIDATED BALANCE SHEETS

	2022	2021 (as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$13,960,887	$89,045,202
Restricted cash	26,872,835	514,493
Accounts receivable, net of allowance for credit losses of $82,331 and $54,795, respectively	1,155,766	481,668
Accounts receivable from fines and penalties from merchants, net of allowance for credit losses of $27,536 and $9,454,261, respectively	-	-
Inventory	302,037	286,360
Cash due from gateways, net of allowance of $3,917,495 and $3,904,952, respectively	7,427,105	6,209,376
Prepaid and other current assets	9,497,825	28,968
Total current assets	59,216,455	96,566,067

Non-current Assets:
Property and equipment, net	1,695,655	1,674,884
Other assets	196,868	190,636
Goodwill	26,752,624	6,548,034
Intangible Assets, net	6,738,614	7,578,935
Operating lease right-of-use assets, net	1,533,295	1,490,159
Investments - assets	1,523,631	-
Total non-current assets	38,440,687	17,482,648

Total assets	97,657,142	114,048,715

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	1,630,217	469,129
Other current liabilities	3,662,877	1,001,167
Accrued interest	1,728,252	1,226,287
Payment processing liabilities, net	28,912,489	2,312,657
Current portion of long term debt	14,446	-
Derivative liability	254,979	18,735,000
Current portion of operating lease liabilities	533,601	495,134

Total current liabilities	36,736,861	24,239,374
Long term debt, net of debt discount of $24,348,791 and $41,344,822, respectively	61,734,569	59,305,078
Operating lease liabilities, less current portion	1,108,665	1,035,895

Total liabilities	99,580,095	84,580,347

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.001, 175,000,000 shares authorized, shares issued and outstanding of 49,727,355 and 42,831,816, respectively	49,020	42,831
Common stock issuable, par value $0.001, 2,516,189 and 0 shares issuable, respectively	1,754	-
Additional paid-in capital	96,270,716	94,748,332
Accumulated other comprehensive income (loss)	1,596,234	-
Accumulated deficit	(99,772,333)	(50,536,635)
Less: Shares to be returned	(68,344)	(9,852,344)
Less: Treasury stock, at cost; 0 and 714,831 shares, respectively	-	(4,933,816)
Total stockholders' equity	(1,922,953)	29,468,368

Total liabilities and stockholder's equity	$97,657,142	$114,048,715

The accompanying notes are an integral part of these audited financial statements.

RYVYL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021 (as restated)
Revenue	32,909,112	26,304,502
Cost of revenue	16,786,593	10,069,661
Gross profit	16,122,519	16,234,841

Operating expenses:
Advertising and marketing	1,337,019	134,166
Research and development	6,275,883	3,870,050
General and administrative	6,602,967	16,878,536
Payroll and payroll taxes	10,547,381	4,502,605
Professional fees	5,311,678	3,132,528
Stock compensation for employees	166,800	3,704,008
Stock grant expense	2,305,650	-
Stock compensation for services	496,497	12,306,365
Depreciation and amortization	20,916,868	912,677
Total operating expenses	53,960,743	45,440,935

Income (Loss) from operations	(37,838,224)	(29,206,094)

Other income (expense):
Interest expense	(8,168,784)	(1,931,713)
Interest expense - debt discount	(15,100,047)	(2,993,408)
Derivative expense	-	(3,435,178)
Changes in fair value of derivative liability	16,857,086	2,845,000
Derecognition expense on conversion of convertible debt	(5,709,672)	-
Merchant liability settlement	-	(364,124)
Merchant fines and penalty income	(401,908)	401,908
Other income or expense	1,117,148	(586,390)
Total other income (expense), net	(11,406,177)	(6,063,905)

Loss before provision for income taxes	(49,244,401)	(35,269,999)

Income tax provision	(8,703)	4,906

Net loss	$(49,235,698)	$(35,274,905)

Net loss per share:
Basic and diluted	$(1.08)	$(0.87)
Weighted average number of common shares outstanding:
Basic and diluted	45,571,991	40,708,304

The accompanying notes are an integral part of these audited financial statements.

RYVYL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock				Additional Paid-In	Other Accumulated Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	To be returned	Amount	Shares	at Cost	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2020	30,710,645	$30,711	$-	$-			-	$-	$12,559,074	$-	$(15,261,730)	$(2,671,945)

Issuances of common stock, net of issuance costs of $4,305,758	4,772,500	4,773	-	-			-	-	45,800,718	-	-	45,805,491

Common stock issued for conversion of convertible debt	1,944,416	1,944	-	-			-	-	3,848,056	-	-	3,850,000

Common stock issued for exercise of warrant	1,884,418	1,884	-	-			-	-	3,729,316	-	-	3,731,200

Restricted Stock	639,144	639	-	-			-	-	4,768,341	-	-	4,768,980

Common stock issued for services	826,394	826	-	-			-	-	10,228,066	-	-	10,228,892

Investor Issuance	999,996	1,000	-	-			-	-	(1,000)	-	-	-

Common stock issued for interest for convertible debt	56,249	56	-	-			-	-	653,411	-	-	653,467

Issuances of common stock from previous unregistered shares	600,000	600	-	-			-	-	(600)	-	-	-

Issuances of common stock for acquisition of ChargeSavvy	1,000,000	1,000	-	-			-	-	12,139,000	-	-	12,140,000

Common stock issued for stock options exercised	112,885	113	-	-			-	-	2,225	-	-	2,338

Stock compensation expense	-	-	-	-			-	-	1,021,725	-	-	1,021,725

Purchases of treasury share	-	(715)	-	-	(1,436,888)	(9,852,344)	(714,831)	(4,933,816)	-	-	-	(14,786,875)

Payment for previous common stock repurchased under treasury method	-	-	-	-			-	-	-	-	-	-

Share repurchase from previous shareholder	-	-	-	-			-	-	-	-	-	-

Net loss	-	-	-	-			-	-	-	-	(35,274,905)	(35,274,905)

Balance at December 31, 2021 (as restated)	43,546,647	$42,831	$-	$-	(1,436,888)	$(9,852,344)	(714,831)	$(4,933,816)	$94,748,332	$-	$(50,536,635)	$29,468,368

Common stock issued for services	354,883	355	-	-	-	-	-	-	463,993	-		464,348

Common stock issued for shareholder	33,333	33	-	-	-	-	-	-	(33)	-		-

Common stock issued for stock options exercised	12,417	12	-	-	-	-	-	-	5,204	-		5,216

Common stock issued to employees as stock compensation	1,125,773	1,126	12,756	13					2,369,686			2,370,826

Common stock contributed and cancelled from shareholder	(2,300,000)	(2,300)	-	-	1,300,000	9,784,000	-	-	(10,601,700)	-		(820,000)

Common stock issuable - Acquisition of Sky assets	500,000	500	-	-	-	-	-	-	2,109,500	-		2,110,000

Common stock shares contributed by shareholder												-

Common stock issued for conversion of convertible debt	5,956,012	5,964	-	-	-	-	-	-	12,820,171	-		12,826,135

Common stock issued for interest on convertible debt	1,896,876	1,897	1,741,160	1,741	-	-	-	-	2,524,703	-		2,528,341

Common stock issuable for interest on convertible debt	-	-										-

Common stock shares issuable to shareholder	-	-										-

Share repurchase from previous shareholder	-	-	-	-	-	-	-	-	-	-		-

Treasury Stock	-	-	-	-	-		(683,755)	(3,236,723)	-	-		(3,236,723)

Treasury Stock cancelled	(1,398,586)	(1,399)					1,398,586	8,170,539	(8,169,140)			-

Stock compensation expense	-	-	-	-	-	-	-	-		-		-

Other comprehensive loss	-	-	-	-	-	-	-	-	-	1,596,234		1,596,234

Net loss	-	-	-	-	-	-	-	-	-	-	(49,235,698)	(49,235,698)

Balance at December 31, 2022	49,727,355	$49,020	1,753,916	$1,754	(136,888)	$(68,344)	-	$-	$96,270,716	$1,596,234	$(99,772,333)	$(1,922,953)

The accompanying notes are an integral part of these audited financial statements.

RYVYL INC. CONSOLIDATED

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021 (as restated)
Cash flows from operating activities:
Net loss	(49,235,698)	(35,274,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	20,916,868	912,677
Forgiveness of PPP Loan	-	(272,713)
Noncash lease expense	43,136	38,555
Stock compensation expense	166,800	3,704,008
Restricted stock issued for services	-	4,768,980
Stock compensation expense for employees	2,305,650	-
Common stocks issued for professional fees	496,497	7,537,385
Stock compensation issued for interest	2,418,000	653,467
Interest expense - debt discount	15,100,047	2,993,408
Accretion expense	(1,120,489)	-
Derecognition expense on conversion of convertible debt	5,709,672	-
Derivative expense	-	3,435,178
Changes in fair value of derivative liability	(16,857,086)	(2,845,000)
Changes in assets and liabilities:
Accounts receivable	(674,098)	-
Other receivable, net	(692,704)	2,382,352
Inventory	(15,677)	(161,859)
Prepaid and other current assets	(1,523,631)	47,823
Cash due from gateways, net	(1,217,729)	(1,962,608)
Other assets	(6,232)	686,876
Accounts payable	1,161,088	41,355
Other current liabilities	2,661,710	301,469
Accrued interest	501,965	1,226,287
Payment processing liabilities, net	10,517,952	(11,220,139)
Net cash used in operating activities	(9,343,959)	(23,007,404)

Cash flows from investing activities:
Purchases of property and equipment	(162,337)	(158,858)
Deposit on acquisitions	(2,175,734)	-
Acquisition of Northeast Merchant Systems, Inc.	(500,000)	(2,500,000)
Cash provided for Transact Europe Holdings OOD Acquisition	(28,810,600)	-
Cash provided for Sky Financial & Intelligence asset acquisition	(16,000,000)	-
Net cash used in investing activities	(47,648,671)	(2,658,858)

Cash flows from financing activities:
Treasury stock purchases	(4,056,723)	(14,786,875)
Proceeds from stock option exercises	7,942	2,338
Borrowings (repayments) from convertible debt	(6,000,000)	76,800,000
Borrowings from notes payable	-	350,000
Proceeds from exercise of warrant	-	3,731,200
Repurchase of common stock from stockholder	-	-
Proceeds from issuance of common stock	-	45,805,491
Net cash provided by (used in) financing activities	(10,048,781)	111,902,154

Restricted cash acquired from Transact Europe	16,719,204	-
Cash acquired from acquisition of Northeast and ChargeSavvy	-	1,491,068

Foreign currency translation adjustment	1,596,234	-

Net increase in cash, cash equivalents, and restricted cash	(48,725,973)	87,726,960

Cash, cash equivalents, and restricted cash – beginning of period	89,559,695	1,832,735

Cash, cash equivalents, and restricted cash – end of period	$40,833,722	$89,559,695

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	5,750,784	2,504,533
Income taxes	-	-

Non-cash financing and investing activities:
Convertible debt conversion to common stock	8,550,000	3,850,000
Common stock issued for acquisition of ChargeSavvy	-	12,140,000
Interest accrual from convertible debt converted to common stock	-	8,653,467
Short-term notes payable converted to common stock	-	810,000

The accompanying notes are an integral part of these audited financial statements.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Description of Restatement Tables

The following tables present the impact of the adjustments described above to our previously reported consolidated balance sheet as of December 31, 2021 and the consolidated statements of income, comprehensive income, changes in equity, and cash flows for the periods ended March 31, 2021, June 30, 2021, September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 (dollars in thousands):

Balance Sheet (Unaudited)	September 30, 2022
	As previously reported	Restatement impacts	As restated
Cash and cash equivalents	$11,021	$(4,074)	$6,947
Restricted cash	26,607	4,009	30,616
Accounts receivable, net	790	-	790
Cash due from gateways, net	15,125	(8,896)	6,229
Prepaid and other current assets	14,568	(7,030)	7,537
Accounts payable	97	(116)	(19)
Other current liabilities, and accrued interest	1,416	1,717	3,133
Payment processing liabilities, net	22,593	2,320	24,913
Additional paid-in capital	99,618	781	100,399
Accumulated deficit	(64,254)	(19,502)	(83,756)
Shares to be returned	-	(888)	(888)
Treasury stock, at cost	-	(303)	(303)

Statement of Operations	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As previously reported	Restatement impacts	As restated	As previously reported	Restatement impacts	As restated
Revenue	$10,630	-	$10,630	$22,491	$(685)	$21,805
Cost of revenue	4,270	63	4,333	10,976	366	11,343
Interest expense	(1,907)	105	(1,802)	(5,662)	(1,753)	(7,415)
Loss on settlement of debt	-	(2,395)	(2,395)	-	(4,053)	(4,053)
Merchant fines and penalty income	-	(368)	(368)	-	(286)	(286)
Loss before provision for income taxes	(15,135)	(714)	(15,849)	(26,039)	(7,143)	(33,182)
Net loss	(15,170)	(714)	(15,884)	(26,076)	(7,143)	(33,219)
Net loss per share:
Basic and diluted	$(0.32)	$(0.02)	$(0.34)	$(0.59)	$(0.16)	$(0.75)
Weighted average number of common shares outstanding:
Basic and diluted	47,104,952	-	47,104,952	44,072,798	-	44,072,798

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Changes in Stockholders' Equity (unaudited)	Three Months Ended September 30, 2022
	As Previously Reported	Restatement Impacts	As Restated
Shares to be returned	-	(888)	(888)
Treasury stock, at cost	-	(303)	(303)
Additional paid in capital	99,618	781	100,399
Accumulated other comprehensive loss	(708)	708	-
Accumulated deficit	(64,254)	(19,502)	(83,756)
Total stockholders' equity	34,706	(19,203)	15,503

Statement of Changes in Cash Flows (unaudited)	Nine Months Ended September 30, 2022
	As Previously Reported	Restatement Impacts	As Restated
Net loss	$(26,076)	$(7,143)	$(33,219)
Loss on settlement of debt	-	4,053	4,053
Prepaid and other current assets	(1,903)	639	(1,265)
Cash due from gateways, net	3,817	(3,837)	(20)
Accounts payable	(728)	286	(442)
Accrued interest	(1,218)	1,753	535
Payment processing liabilities, net	2,562	5,005	7,566
Treasury stock purchases	(3,237)	(820)	(4,057)

Balance Sheet (Unaudited)	June 30, 2022
	As previously reported	Restatement impacts	As restated
Cash and cash equivalents	$29,099	$(11,425)	$17,674
Restricted cash	26,526	11,425	37,951
Accounts receivable, net	620	-	620
Cash due from gateways, net	14,271	(9,079)	5,192
Prepaid and other current assets	14,105	(6,275)	7,829
Accounts payable	1,348	(484)	864
Other current liabilities, and accrued interest	3,586	1,808	5,395
Payment processing liabilities, net	33,468	2,073	35,541
Convertible debt, net	59,408	(1,051)	58,358
Derivative liability	61	(61)	-
Additional paid-in capital	89,387	1,519	90,905
Accumulated deficit	(49,084)	(18,788)	(67,872)
Shares to be returned	-	(68)	(68)
Treasury stock, at cost	-	(303)	(303)

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As previously reported	Restatement impacts	As restated	As previously reported	Restatement impacts	As restated
Revenue	$6,966	-	$6,966	$11,861	$(685)	$11,176
Cost of revenue	4,143	87	4,230	6,707	303	7,010
Interest expense	(1,866)	83	(1,783)	(3,756)	(1,858)	(5,613)
Loss on settlement of debt	-	(757)	(757)	-	(1,657)	(1,657)
Changes in fair value of derivative liability	26,374	61	26,435	18,674	61	18,735
Merchant fines and penalty income	-	37	37	-	82	82
Other income (expense)	186	2,345	2,531	235	(2,069)	(1,834)
Income (loss) before provision for income taxes	10,333	1,681	12,014	(10,903)	(6,429)	(17,333)
Net income (loss)	10,410	1,681	12,091	(10,906)	(6,429)	(17,335)
Net loss per share:
Basic and diluted	$0.24	$0.04	$0.28	$(0.26)	$(0.15)	$(0.41)
Weighted average number of common shares outstanding:
Basic and diluted	42,977,461	-	42,977,461	42,541,262	-	42,541,262

Statement of Changes in Stockholders' Equity (unaudited)	Three Months Ended June 30, 2022
	As Previously Reported	Restatement Impacts	As Restated
Shares to be returned	-	(68)	(68)
Treasury stock, at cost	-	(303)	(303)
Additional paid in capital	89,387	1,519	90,905
Accumulated other comprehensive loss	(398)	398	-
Accumulated deficit	(49,084)	(18,788)	(67,872)
Total stockholders' equity	39,949	(17,242)	22,707

Statement of Changes in Cash Flows (unaudited)	Six Months Ended June 30, 2022
	As Previously Reported	Restatement Impacts	As Restated
Net loss	$(10,906)	$(6,429)	$(17,335)
Accretion expense	-	2,069	2,069
Loss on settlement of debt	-	1,657	1,657
Changes in fair value of derivative liability	(18,674)	(61)	(18,735)
Prepaid and other current assets	(1,011)	(116)	(1,128)
Cash due from gateways, net	4,671	(3,653)	1,018
Accounts payable	(2,187)	(82)	(2,269)
Accrued interest	491	1,858	2,349
Payment processing liabilities, net	14,156	4,758	18,914

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	March 31, 2022
	As previously reported	Restatement impacts	As restated
Cash and cash equivalents	$27,594	$(7,142)	$20,452
Restricted cash	-	227	228
Cash due from gateways, net	20,807	(8,853)	11,955
Prepaid and other current assets	35,263	(6,275)	28,988
Goodwill	6,048	500	6,548
Accounts payable	1,069	(447)	622
Other current liabilities, including accrued interest	2,385	2,441	4,826
Payment processing liabilities, net	5,390	2,430	7,820
Convertible debt, net	58,826	(1,601)	57,225
Additional paid-in capital	90,983	(512)	90,470
Accumulated deficit	(59,494)	(20,469)	(79,963)
Shares to be returned	-	(2,863)	(2,863)
Treasury stock, at cost	(8,171)	(303)	(8,474)

Statement of Operations	Three Months Ended March 31, 2022
	As previously reported	Restatement impacts	As restated
Revenue	$4,896	$(685)	$4,210
Cost of revenue	2,564	216	2,780
Interest expense	(1,889)	(1,941)	(3,830)
Loss on settlement of debt	-	(900)	(900)
Changes in fair value of derivative liability	(7,700)	-	(7,700)
Merchant fines and penalty income	-	45	45
Other income (expense)	49	(4,414)	(4,364)
Loss before provision for income taxes	(21,236)	(8,111)	(29,347)
Net loss	(21,316)	(8,111)	(29,427)
Net loss per share:
Basic and diluted	$(0.51)	$(0.19)	$(0.70)
Weighted average number of common shares outstanding:
Basic and diluted	42,110,890	-	42,110,890

Statement of Changes in Stockholders' Equity (unaudited)	Three Months Ended March 31, 2022
	As Previously Reported	Restatement Impacts	As Restated
Shares to be returned	-	(2,863)	(2,863)
Treasury stock, at cost	(8,171)	(303)	(8,474)
Additional paid in capital	90,983	(512)	90,470
Accumulated deficit	(59,494)	(20,469)	(79,963)
Total stockholders' equity (deficit)	23,361	(3,166)	(787)

Statement of Changes in Cash Flows (unaudited)	Three Months Ended March 31, 2022
	As Previously Reported	Restatement Impacts	As Restated
Net loss	$(21,316)	$(8,328)	$(29,644)
Accretion expense	-	4,414	4,414
Loss on settlement of debt	-	900	900
Prepaid and other current assets	(32)	(116)	(148)
Cash due from gateways, net	(1,866)	(3,880)	(5,745)
Accounts payable	198	(45)	153
Accrued interest	549	1,941	2,490
Payment processing liabilities, net	393	5,115	5,507

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	December 31, 2021
	As previously reported	Restatement impacts	As restated
Cash and cash equivalents	$89,560	$(514)	$89,045
Restricted cash	-	514	514
Accounts receivable, net	482	-	482
Cash due from gateways, net	18,942	(12,732)	6,209
Prepaid and other current assets	6,421	(6,392)	29
Goodwill	6,048	500	6,548
Accounts payable	871	(402)	469
Other current liabilities, and accrued interest	1,727	500	2,227
Payment processing liabilities, net	4,998	(2,685)	2,313
Additional paid-in capital	88,574	6,174	94,748
Accumulated deficit	(38,178)	(12,359)	(50,537)
Shares to be returned	-	(9,852)	(9,852)
Treasury stock, at cost	(4,934)	-	(4,934)

Statement of Changes in Cash Flows (unaudited)	Year Ended December 31, 2021
	As Previously Reported	Restatement Impacts	As Restated
Net loss	$(26,454)	$(8,821)	$(35,275)
Prepaid and other current assets	(6,344)	6,392	48
Cash due from gateways, net	(11,638)	9,675	(1,963)
Accounts payable	443	(402)	41
Payment processing liabilities, net	(8,535)	(2,685)	(11,220)
Net cash used in operating activities	(27,166)	4,158	(23,007)
Treasury stock purchases	(4,935)	(9,852)	(14,787)
Repurchase of common stock from stockholder	(5,694)	5,694	-
Net cash provided by (used in) financing activities	116,061	(4,158)	111,902
Net increase in cash, cash equivalents, and restricted cash	93,421	(5,694)	87,727
Cash, cash equivalents, and restricted cash – end of period	95,254	(5,694)	89,560

Balance Sheet (Unaudited)	September 30, 2021
	As previously reported	Restatement impacts	As restated
Cash and cash equivalents	$29,707	$(305)	$29,403
Restricted cash	-	305	305
Accounts receivable, net	229	-	229
Cash due from gateways, net	19,418	(6,540)	12,878
Accounts payable	802	(327)	475
Payment processing liabilities, net	273	(2,624)	(2,351)
Additional paid-in capital	90,291	4,674	94,965
Accumulated deficit	(31,143)	(4,069)	(35,213)
Shares to be returned	-	(4,194)	(4,194)
Treasury stock, at cost	(2,680)	-	(2,680)

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	As previously reported	Restatement impacts	As restated	As previously reported	Restatement impacts	As restated
Cost of revenue	$2,421	$335	$2,756	$5,338	$859	$6,197
Merchant fines and penalty income	-	86	86	-	327	327
Loss before provision for income taxes	(2,796)	(249)	(3,045)	(16,165)	(532)	(16,697)
Net loss	(6,050)	(249)	(6,299)	(19,419)	(532)	(19,951)
Net loss per share:
Basic and diluted	$(0.14)	$(0.01)	$(0.15)	$(0.49)	$(0.01)	$(0.50)
Weighted average number of common shares outstanding:
Basic and diluted	42,065,842	-	42,065,842	39,949,732	-	39,949,732

Statement of Changes in Stockholders' Equity (unaudited)	Three Months Ended September 30, 2021
	As Previously Reported	Restatement Impacts	As Restated
Shares to be returned	-	(4,194)	(4,194)
Additional paid in capital	90,291	4,674	94,965
Accumulated deficit	(31,143)	(4,069)	(35,213)
Total stockholders' equity	56,511	605	52,921

Statement of Changes in Cash Flows (unaudited)	Nine Months Ended September 30, 2021
	As Previously Reported	Restatement Impacts	As Restated
Net loss	$(19,419)	$(532)	$(19,951)
Cash due from gateways, net	(12,114)	3,483	(8,631)
Accounts payable	370	(327)	44
Payment processing liabilities, net	(6,898)	(2,624)	(9,522)

Balance Sheet (Unaudited)	June 30, 2021
	As previously reported	Restatement impacts	As restated
Cash and cash equivalents	$29,797	$(57)	$29,740
Restricted cash	-	57	57
Accounts receivable, net	75	-	75
Cash due from gateways, net	15,759	(6,267)	9,492
Accounts payable	520	(241)	280
Payment processing liabilities, net	4,296	(2,687)	1,609
Additional paid-in capital	73,916	4,674	78,590
Accumulated deficit	(25,094)	(3,820)	(28,914)
Shares to be returned	-	(4,194)	(4,194)
Treasury stock, at cost	(933)	-	(933)

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As previously reported	Restatement impacts	As restated	As previously reported	Restatement impacts	As restated
Cost of revenue	$1,323	$370	$1,694	$2,917	$524	$3,441
Merchant fines and penalty income	-	104	104	-	241	241
Loss before provision for income taxes	(40)	(266)	(306)	(13,369)	(283)	(13,652)
Net loss	(40)	(266)	(306)	(13,369)	(283)	(13,652)
Net loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.43)	$(0.01)	$(0.44)
Weighted average number of common shares outstanding:
Basic and diluted	31,078,605	-	31,078,605	31,208,102	-	31,208,102

Statement of Changes in Stockholders' Equity (unaudited)	Three Months Ended June 30, 2021
	As Previously Reported	Restatement Impacts	As Restated
Shares to be returned	-	(4,194)	(4,194)
Additional paid in capital	73,916	4,674	78,590
Accumulated deficit	(25,094)	(3,820)	(28,914)
Total stockholders' equity	47,931	854	44,591

Statement of Changes in Cash Flows (unaudited)	Six Months Ended June 30, 2021
	As Previously Reported	Restatement Impacts	As Restated
Net loss	$(13,369)	$(283)	$(13,652)
Cash due from gateways, net	(8,455)	3,210	(5,245)
Accounts payable	239	(241)	(2)
Payment processing liabilities, net	(5,904)	(2,687)	(8,591)

Balance Sheet (Unaudited)	March 31, 2021
	As previously reported	Restatement impacts	As restated
Cash and cash equivalents	$35,697	$(101)	$35,596
Restricted cash	-	101	101
Accounts receivable, net	10	-	10
Cash due from gateways, net	11,849	(6,987)	4,862
Accounts payable	178	(136)	42
Payment processing liabilities, net	5,355	(3,776)	1,579
Additional paid-in capital	71,898	4,674	76,572
Accumulated deficit	(25,054)	(3,554)	(28,608)
Shares to be returned	-	(4,194)	(4,194)
Treasury stock, at cost	-	-	-

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended March 31, 2021
	As previously reported	Restatement impacts	As restated
Cost of revenue	$1,594	$153	$1,747
Merchant fines and penalty income	-	136	136
Other income (expense)	(15)	-	(15)
Loss before provision for income taxes	(13,329)	(17)	(13,346)
Net loss	(13,329)	(17)	(13,346)
Net loss per share:
Basic and diluted	$(0.38)	$(0.00)	$(0.38)
Weighted average number of common shares outstanding:
Basic and diluted	34,917,106	-	34,917,106

Statement of Operations (Unaudited)	Three Months Ended March 31, 2021
	As previously reported	Restatement impacts	As restated
Cost of revenue	$1,594	$153	$1,747
General and administrative expenses	566	-	566
Interest expense	(594)	-	(594)
Loss on settlement of debt	-	-	-
Changes in fair value of derivative liability	-	-	-
Merchant fines and penalty income	-	136	136
Other income (expense)	(15)	-	(15)
Loss before provision for income taxes	(13,329)	(17)	(13,346)
Net loss	(13,329)	(17)	(13,346)

Statement of Changes in Stockholders' Equity (unaudited)	Three Months Ended March 31, 2021
	As Previously Reported	Restatement Impacts	As Restated
Shares to be returned	-	(4,194)	(4,194)
Additional paid in capital	71,898	4,674	76,572
Accumulated deficit	(25,054)	(3,554)	(28,608)
Total stockholders' equity	46,885	1,120	43,811

Statement of Changes in Cash Flows (unaudited)	Three Months Ended March 31, 2021
	As Previously Reported	Restatement Impacts	As Restated
Net loss	$(13,329)	$(17)	$(13,346)
Cash due from gateways, net	(4,545)	3,929	(615)
Accounts payable	(32)	(136)	(169)
Payment processing liabilities, net	(4,845)	(3,776)	(8,621)

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ACQUISITIONS

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

Assets Purchase of Sky Financial Portfolio

On March 31, 2022, the Company acquired a portfolio of merchant accounts from Sky Financial & Intelligence for $18,110,000. The Company paid $16,000,000 of cash in March 2022 and was scheduled to issue 500,000 shares of restricted common stock for the transaction in May 2022.

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

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2022	2021
Buildings, machinery and equipment	$1,360,000	$1,301,405
Computers	231,072	134,982
Furniture and fixtures	149,090	108,715
Improvements	164,375	140,300
Vehicles, Machinery and Equipment	15,316	13,519
Total property and equipment	1,919,853	1,757,516
Less: accumulated depreciation	(224,198)	(82,632)
Net property and equipment	$1,695,655	$1,674,884

Depreciation expense was $141,566 and $123,805 for the years ended December 31, 2022 and 2021, respectively.

7.	INTANGIBLE ASSETS

As of December 31, 2022 intangible assets consisted of the following:

	As of December 31, 2022
	Amortization		Accumulated	Net
	Period	Cost	Amortization
Customer relationships – Northeast and Charge Savvy	5 years	$5,820,195	$(1,755,279)	$4,064,916
Customer relationships – Transact Europe	3 years	$1,266,781	$(475,044)	$791,737
Business technology/IP	5 years	$2,674,815	$(792,854)	$1,881,961

Total intangible assets		$9,761,791	$(3,023,177)	$6,738,614

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

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the employee stock option activity during the years ended December 31, 2022 and 2021.

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	477,430	$3.53
Exercisable at December 31, 2020	467,247	3.47
Granted	132,288	6.87
Exercised	(117,297)	0.5
Forfeited or Expired	(100,858)	7.62
Outstanding at December 31, 2021	391,563	5.07
Exercisable at December 31, 2021	377,039	4.8
Vested and Expected to Vest at December 31, 2021	391,563	$5.07
Granted	36,822	3.66
Exercised	(12,417)	0.42
Forfeited or Expired	(93,573)	6.72
Outstanding at December 31, 2022	322,395	4.29
Exercisable at December 31, 2022	-	-
Vested and Expected to Vest at December 31, 2022	319,627	$4.29

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

Management evaluates the performance of its segments and allocates resources to them based on operating income or (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Year Ended
	December 31,
	2022	2021
Net revenue
North America	$28,613	$26,305
International	4,296	-
	$32,909	$26,305

	2022	2021
Loss from operations
North America	$36,517	$29,602
International	1,321	-
	$37,838	$29,206

	2022	2021
Depreciation and amortization
North America	$19,938	$913
International	979	-
	$20,917	$913

	2022	2021
Net loss before income taxes
North America	$47,977	$35,270
International	1,267	-
	$49,244	$35,270

	As of December 31,
	2022	2021
Long-lived assets, net
North America	$14,236	$7,579
International	20,951	-
	$35,187	$7,579

	As of December 31,
	2022	2021
Total assets
North America	$50,528	$114,049
International	47,129	-
	$97,657	$114,049

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	SUBSEQUENT EVENTS

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