Form 10-Q
period 2023-06-30
RYVYL Inc.
filed 2023-08-14
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the Registrant had 52,382,865 shares of common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RYVYL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,166	$13,961
Restricted cash	50,760	26,873
Accounts receivable, net of allowance of $111 and $82, respectively	649	1,156
Cash due from gateways, net of allowance of $842 and $9,326, respectively	6,982	7,427
Prepaid and other current assets	2,305	9,798
Total current assets	73,862	59,215
Non-current Assets:
Property and equipment, net	1,636	1,696
Other assets	1,978	197
Goodwill	26,753	26,753
Intangible assets, net	6,298	6,739
Operating lease right-of-use assets, net	3,985	1,533
Investments	913	1,524
Total non-current assets	41,563	38,442
Total Assets	115,425	97,657
LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities:
Accounts payable	$12,792	1,630
Other current liabilities	4,445	3,662
Accrued interest	2,234	1,728
Payment processing liabilities, net	45,607	28,912
Short-term notes payable	15	14
Derivative liability	584	255
Current portion of operating lease liabilities	358	534
Total current liabilities	66,035	36,735
Long-term debt, net of debt discount	66,940	61,735
Operating lease liabilities, less current portion	3,833	1,109
Total liabilities	136,808	99,579
Commitments and contingencies
Stockholders’ Equity / (Deficit):
Common stock, par value $0.001, 82,500,000 shares authorized, shares issued and outstanding of 51,963,779 and 49,727,355, respectively	51	49
Common stock issuable, par value $0.001	-	2
Additional paid-in capital	96,570	96,271
Deferred stock compensation	(67)	-
Accumulated other comprehensive income	1,525	1,596
Accumulated deficit	(119,462)	(99,772)
Less: Shares to be returned	-	(68)
Total stockholders’ equity / (deficit)	(21,383)	(1,922)
Total liabilities and stockholders’ equity / (deficit)	$115,425	$97,657

The accompanying notes are an integral part of these condensed unaudited financial statements.

RYVYL INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(as restated)		(as restated)
Revenue	$14,849	$6,966	$26,140	$11,176
Cost of revenue	8,725	4,230	14,903	7,010
Gross profit	6,124	2,736	11,237	4,166

Operating expenses:
Advertising and marketing	33	527	108	668
Research and development	1,184	1,920	3,119	3,858
General and administrative	4,055	1,354	5,508	3,146
Payroll and payroll taxes	2,913	2,712	5,627	5,096
Professional fees	2,989	1,168	4,792	2,672
Stock compensation expense	(32)	1,715	161	1,882
Stock compensation for services	-	79	-	206
Depreciation and amortization	623	2,127	1,242	2,581
Total operating expenses	11,765	11,602	20,557	20,109

Loss from operations	(5,641)	(8,866)	(9,320)	(15,943)

Other income (expense):
Interest expense	(1,517)	(1,783)	(3,246)	(5,613)
Interest expense - debt discount	(2,821)	(5,582)	(5,443)	(13,172)
Derecognition expense upon conversion of convertible debt	(188)	-	(188)	-
Loss on settlement of debt	-	(757)	-	(1,657)
Changes in fair value of derivative liability	(497)	26,435	(329)	18,735
Merchant fines and penalty income	-	37	-	82
Other income or expense	(1,337)	2,531	(1,447)	235
Total other income (expense), net	(6,360)	20,881	(10,653)	(1,390)

Income (loss) before income tax provision (benefit)	(12,001)	12,015	(19,973)	(17,333)

Income tax provision (benefit)	4	(77)	9	2

Net income (loss)	$(12,005)	$12,092	$(19,982)	$(17,335)

Comprehensive income statement:
Net income (loss)	$(12,005)	$12,092	$(19,982)	$(17,335)
Foreign currency translation loss	(13)	(398)	(71)	(398)

Total comprehensive income (loss)	$(12,018)	$11,694	$(20,053)	$(17,733)

Net loss per share:
Basic and diluted	$(0.23)	$0.28	$(0.39)	$(0.56)
Weighted average number of common shares outstanding:
Basic and diluted	51,417,099	42,977,461	51,287,902	31,208,102

The accompanying notes are an integral part of these condensed unaudited financial statements.

RYVYL INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(Dollars in thousands, except share data)

	Common Stock				Treasury Stock				Deferred	Additional	Other Accumulated		Total
	Shares	Amount	To be Issued	Amount	To be returned	Amount	Shares	at Cost	Stock Compensation	Paid In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' (Deficit)

Balance at December 31, 2022	49,727,355	$49	1,753,916	$2	(136,888)	$(68)	-	$-	$-	$96,271	$1,596	$(99,772)	$(1,922)

Common stock issued to employees for compensation	(8,909)	78	-	-	-	-	-	-	-	31	-	-	31

Common stock issued for interest on convertible debt	1,753,916	2	(1,753,916)	(2)	-	-	-	-	-	-	-	-	-

Carryover effects of financial statement restatements in prior periods	-	-	-	-	-	-	-	-	-	-	-	294	294

Share repurchase	(136,712)	-	-	-	136,888	68	-	-	-	(68)	-	-	-

Net loss and comprehensive loss	-	-	-	-	-	-	-	-	-	-	(58)	(7,979)	(8,037)

Balance at March 31, 2023	51,335,650	51	-	-	-	-	-	-	-	96,234	1,538	(107,457)	(9,634)

Common stock issued to employees for compensation	95,103	-	-	-	-	-	-	-	-	130			130

Common stock issued for conversion of convertible debt	562,641	1	-	-	-	-	-	-	-	416			416

Common stock issued for interest on convertible debt	7,377	-	-	-	-	-	-	-	-	5			5

Restricted common stock issued for compensation	131,658	-	-	-	-	-	-	-	(67)	100			33

Shares forfeited	(168,650)	-	-	-	-	-	-	-	-	(315)			(315)

Net loss and comprehensive loss	-										(13)	(12,005)	(12,018)

Balance at June 30, 2023	51,963,779	$51	-	$-	-	$-	-	$-	$(67)	$96,570	$1,525	$(119,462)	$(21,383)

The accompanying notes are an integral part of these condensed unaudited financial statements.

RYVYL INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ (DEFICIT)

(UNAUDITED)

(Dollars in thousands, except share data)

	Common Stock				Treasury Stock				Additional		Total Stockholders'
	Shares	Amount	To be Issued	Amount	To be returned	Amount	Shares	At Cost	Paid-In Capital	Accumulated Deficit	Equity (Deficit)

Balance at December 31, 2021	43,546,647	$43	-	-	(1,436,888)	$(9,852)	(714,831)	$(4,934)	$94,748	$(50,537)	$29,468

Common stock issued for services	30,508	-	8,905	-	-	-	-	-	126	-	126

Common stock issued to shareholder	33,333	-	-	-	-	-	-	-	-	-	-

Common stock issued for stock options exercised	12,417	-	-	-	-	-	-	-	5	-	5

Common stock contributed and cancelled from shareholder	(333,333)	-	-	-	800,000	6,989	(1,483,755)	(3,539)	(6,686)	-	(3,237)

Comon stock issuable - Acquisition of Sky assets	-	-	500,000	1	-	-	-	-	2,110	-	2,110

Common stock shares contributed by shareholder	-	-	(500,000)	(1)	-	-	-	-	1	-	-

Common stock shares issuable to shareholder	-	-	533,333	1	-	-	-	-	(1)	-	-

Stock compensation expense	-	-	-	-	-	-	-	-	167	-	167

Net loss	-	-	-	-	-	-	-	-	-	(29,427)	(29,427)

Balance at March 31, 2022	43,289,572	43	542,238	1	(636,888)	(2,863)	(2,198,586)	(8,473)	90,470	(79,964)	(786)

Common stock issued for services	24,184		(8,905)	-	-	-	-	-	79	-	79
		-
Common stock issued to employees as stock compensation	272,257		221,090	-		-	-	-	1,496	-	1,496
		-
Common stock issued - acquisition of Sky assets	500,000	1	(500,000)	(1)		-	-	-		-	-

Common stock shares contributed by shareholder	(500,000)	(1)	500,000	1		-	-	-	-	-	-

Common stock shares contributed and cancelled from shareholder	(1,398,586)	(1)	-	-	500,000	2,795	898,586	8,170	(10,964)	-	-

Common stock issued for conversion of convertible debt	2,413,100	2	-	-	-	-	-	-	9,824	-	9,826

Net income	-	-	-	-	-	-	-	-	-	12,092	12,092

Balance at June 30, 2022	44,600,527	$44	754,423	$1	(136,888)	$(68)	(1,300,000)	$(303)	$90,905	$(67,872)	$22,707

The accompanying notes are an integral part of these condensed unaudited financial statements.

RYVYL INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30
	2023	2022
		(as restated)
Cash flows from operating activities:
Net loss	$(19,982)	$(17,335)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	1,242	2,581
Noncash lease expense	67	79
Stock compensation expense	161	1,882
Common stock issued for professional fees	-	206
Interest expense - debt discount	5,443	13,172
Derecognition upon conversion of note payable	188	-
Changes in fair value of derivative liability	329	(18,735)
Loss on settlement of debt	-	1,657
Changes in assets and liabilities:
Accounts receivable, net	507	(138)
Prepaid and other current assets	7,366	(1,053)
Cash due from gateways	445	1,018
Other assets	(1,781)	35
Accounts payable	11,161	(2,269)
Other current liabilities	782	732
Accrued interest	506	2,349
Payment processing liabilities	16,695	18,914
Net cash provided by operating activities	23,129	3,095
Cash flows from investing activities:
Purchases of property and equipment	(17)	(87)
Purchase of intangibles	-	(661)
Cash provided for Transact Europe Holdings OOD acquisition	-	(28,811)
Cash provided for Sky Financial & Intelligence asset acquisition	-	(16,000)
Net cash used in investing activities	(17)	(45,559)
Cash flows from financing activities:
Treasury stock purchases	-	(3,237)
Proceeds from stock option exercises	-	5
Repayments on convertible debt	-	(6,000)
Repayments on long-term debt	(7)	-
Net cash used in financing activities	(7)	(9,232)

Restricted cash acquired from Transact Europe	-	18,677
Net increase (decrease) in cash, cash equivalents, and restricted cash	23,105	(33,019)
Foreign currency translation adjustment	(13)	(915)
Cash, cash equivalents, and restricted cash – beginning of period	40,834	89,559

Cash, cash equivalents, and restricted cash – end of period	$63,926	$55,625

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,709	$3,127
Income taxes	$-	$-

Non-cash financing and investing activities:
Convertible debt conversion to common stock	$300	$2,110
Interest accrual from convertible debt converted to common stock	$3	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Business and Basis of Presentation

Organization

RYVYL Inc (the “Company”) is a financial technology company that develops, markets, and sells innovative blockchain-based payment solutions, which offer significant improvements for the payment solutions marketplace. The Company’s core focus is developing and monetizing disruptive blockchain-based applications, integrated within an end-to-end suite of financial products, capable of supporting a multitude of industries. The Company’s proprietary, blockchain-based systems are designed to facilitate, record, and store a limitless volume of tokenized assets, representing cash or data, on a secured, immutable blockchain-based ledger.

The Company was formerly known as ASAP Expo, Inc (“ASAP”), and was incorporated in the State of Nevada on April 10, 2007. On January 4, 2020, PubCo and GreenBox POS LLC, a Washington limited liability company (“PrivCo”), entered into an Asset Purchase Agreement (the “Agreement”) On April 12, 2018, the Company acquired PrivCo’s blockchain gateway and payment system business, point of sale system business, delivery business, kiosk business, bank and merchant accounts, as well as all intellectual property related thereto (the “GreenBox Business”). As consideration for the GreenBox Business, on April 12, 2018, the Company assumed PrivCo’s liabilities that were incurred in the normal course of the GreenBox Business.

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

On July 13, 2021 (the “Closing Date”), the Company entered into and closed on a Membership Interest Purchase Agreement with Charge Savvy LLC, an Illinois limited liability company (“Charge Savvy”), and Charge Savvy’s three members (collectively, the “Sellers”). One of the Sellers, Ken Haller, was an employee of the Company on the Closing Date. As a result of the purchase agreement, the Company purchased all of Charge Savvy’s issued and outstanding membership interests from the Sellers and Charge Savvy became a wholly owned subsidiary of the Company. The consideration consisted of 1,000,000 shares of the Company’s common stock, par value $0.001 per share being issued and delivered to the Sellers in proportion to the Sellers’ share of their membership interests in Charge Savvy. The share price at issuance was $12.14. Charge Savvy is a fintech company specializing in developing software and providing payment processing and point-of-sale services to the merchant services industry. Charge Savvy owns the 64,000 square foot office building in Chicago, Illinois, where it is headquartered.

On April 1, 2022, the Company completed the acquisition of Transact Europe Holdings OOD. Transact Europe EAD (“TEU”) is an EU- regulated electronic money institution headquartered in Sofia, Bulgaria. TEU is a Principal Level Member of Visa, a Worldwide Member of MasterCard, and a Principal Member of China UnionPay. In addition, TEU is part of the direct Single Euro Payments Area (“SEPA”) program. With a global footprint, proprietary payment gateway, and technology platforms, TEU offers a comprehensive portfolio of services and decades of industry experience. The Company paid $28.8 million (€26.0 million) in total consideration for the purchase.

Please refer to Note 15 entitled “Subsequent Events.”

Basis of Presentation and Consolidation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

Unaudited Interim Financial Information

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements and accompanying notes have been condensed or omitted in this accompanying interim consolidated financial statements and footnotes. Accordingly, the accompanying interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash, Cash Equivalents and Restricted Cash

The Company’s cash, cash equivalents and restricted cash represents the following:

● Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with an original maturity of three months or less.

● Restricted cash – The Company’s technology enables transactional blockchain ledger to instantly reflect all transaction details. The final cash settlement of each transaction is subject to the gateway policies. This final disposition takes days to weeks to complete in accordance with these policies. Each policy is an integral part of the transactional contracts between the Company, its Independent Sales Organizations (“ISOs”), its agents, and the merchant clients. While the ledger reflects a held balance for the merchant, in reserve or payment in arrears, the Company holds funds in a trust account as cash deemed restricted. The Company’s records reflect such restricted cash as restricted cash and trust accounts, and the balances due to merchants and ISOs as settlement liabilities.

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

The Company utilized several gateways during the six-months ended June 30, 2023 and the year ended December 31, 2022. These gateways have strict guidelines pertaining to scheduling of the release of funds to merchants which are based on several criteria, such as, and among other things, return and chargeback history, associated risks for specific business verticals, and average transaction size. To mitigate processing risks, these policies determine reserve requirements and payment-in-arrears strategies. While reserve and payment-in-arrears restrictions are in effect for a merchant payout, the Company records receivables from the gateways against these amounts until released.

Cash due from gateways balances presented in the accompanying consolidated balance sheets represent the amount due to the Company for transactions processed wherein the funds have not been distributed.

Research and Development Costs

Research and development costs are expensed as incurred. They consist primarily of salaries and benefits for research and development personnel, outsourced contracted services, as well as associated supplies and materials.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Revenue is recognized upon transfer of control of promised goods or services to the Company’s customers or when the Company satisfies any performance obligations under contract. The amount of revenue represents consideration the Company expects to be entitled to in exchange for the respective goods or services provided. Under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, contract assets or contract liabilities that arise from past performance but require a further performance before the obligation can be fully satisfied must be identified and recorded on the balance sheet until respective settlements have been met.

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

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table describes the valuation techniques used to calculate the fair value for assets in Level 3. The significant unobservable input used in the fair value measurement of the Company’s identifiable intangible assets is the discount rate. The change in this input could result in a change of fair value measurement (dollars in thousands):

Fair Value at
June 30, 2023

Customer relationships	$4,683
Business intellectual properties	1,615
Derivative Liability	584

Fair Value at
December 31, 2022

Customer relationships	$4,857
Business intellectual properties	1,882
Derivative liability	255

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

Under the guidance of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. The Company’s policy is to perform an annual impairment testing for its reporting units on December 31 of each fiscal year.

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

Impairment of Long-Lived Assets

The Company follows ASC 360 in accounting for finite-lived intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. As of June 30, 2023, the Company determined there were no indicators of impairment of its intangible assets.

Long-lived assets are reviewed for impairment whenever management believes that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the carrying value is determined to be unrecoverable, an impairment loss is recognized through a charge to expense. As of June 30, 2023, other than a charge-off of the entire consideration paid in connection with the contracted acquisition of the Sky Financial portfolio, the Company performed an impairment analysis on the other acquired goodwill and other long-lived assets and concluded that their values are supportable and recoverable.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As of June 30, 2023, and December 31, 2022, we have valuation allowances which serve to reduce net deferred tax assets.

Earnings Per Share

Basic income or (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share includes the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2022, and three and six-month periods ended June 30, 2023, and 2022, since there are no common stock equivalents outstanding that would have a dilutive effect.

Leases

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. ASC 842 requires that lessees recognize right of use assets and lease liabilities calculated based on the net present value of lease payments for all lease agreements with terms that are greater than twelve months.

ASC 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statements of operations and statements of changes in cash flows. ASC 842 supersedes nearly all existing lease accounting guidance under GAAP issued by the FASB including ASC Topic 840, Leases.

For operating leases, we calculated right-of-use assets and lease liabilities based on the net present value of the remaining lease payments as of the adoption date using our incremental borrowing rate as of that date.

Segment Reporting

The Company has organized its operations into two segments: North America and International. These segments reflect the way management evaluates its business performance and manages its operations.

Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. Management has determined that the operational data used by our CODM is that of the two reportable segments. Management bases strategic goals and decisions on these segments.

Management evaluates the performance of its segments and allocates resources based on operating income or loss as compared to prior periods and current performance levels.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Standard Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. The standard, including subsequently issued amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has adopted this accounting standard, effective January 1, 2023. Management assessed the adoption of this standard on the effective date and concluded that the adoption did not have a material effect on our consolidated financial condition, results of operations, and cash flows during the three and six-month periods ended June 30, 2023.

Recent Accounting Standards and Guidance Not Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. ASU 2021-08 is effective for fiscal years and interim reporting periods within those fiscal years beginning after December 15, 2022. The Company has not acquired any businesses during the effective period and, accordingly, is currently evaluating the effect, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows and disclosures.

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

3.	Restatements of Previously Issued Consolidated Financial Statements

During the preparation of its 2022 Annual Report on Form 10-K, the Company determined that it had not appropriately accounted for certain historical transactions under US GAAP. In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives, individually and in aggregate, and concluded that the errors were material to the Consolidated Statements of Operations for the quarters ending March 31, 2021, June 30, 2021, September 30, 2021, March 31, 2022, June 30, 2022, and September 30, 2022, and for the annual period ending December 31, 2021. Based on this evaluation, on January 13, 2023, the Audit Committee, with the concurrence of management, concluded that the Company’s previously issued consolidated financial statements for the aforementioned periods would need to be restated and could no longer be relied upon. The Company has restated the impacted financial statements for each of these periods and presented the effects of the restatement adjustments in its 2022 Annual Report on Form 10-K, filed on April 17, 2023 and amended as of August 10, 2023.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisitions

Logicquest Technology, Inc.

In April 2023, the Company executed a purchase agreement for 99.4 million shares of restricted common stock of Logicquest Technology, Inc., a Nevada corporation (“Logicquest”) representing ownership of 99.1% of Logicquest, 48 shares of Series C Convertible Non-Redeemable Preferred Stock of Logicquest and 10 shares of Series D Convertible Non-Redeemable Preferred Stock of Logicquest, in exchange for an aggregate purchase price of $225,000. Logicquest was a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) quoted on the OTC Pink Open Market under the symbol “LOGQ” and is required to file reports and other information with the Securities and Exchange Commission (the “SEC”) pursuant to the Exchange Act. In June 2023, the Company merged the assets of Coyni, Inc., a wholly-owned subsidiary of the Company (“Coyni PrivCo”), and Logicquest, with Logicquest as the surviving entity. Subsequently, Logicquest changed its name to Coyni, Inc. (“Coyni PubCo”). The Company expects to close on the purchase in Q3 2023. The Company intends to spin-off assets of the Company into Coyni PubCo at a later date. The details of the spin-off are being finalized and will be subject to corporate governance. There can be no assurance as to the timing or whether the Company will be able to consummate the spin-off of Logicquest. Since the timing or completion of the transaction is uncertain, the Company’s investment in Coyni has not been reclassified as assets held for sale, in accordance with ASC Topic 205. The Company has engaged Kingswood, a division of Kingswood Capital Partners, LLC (“Kingswood”) as the non-exclusive placement agent pursuant to an Engagement Agreement dated as of April 21, 2023, to advise the Company in connection with an offering on a reasonable best-efforts basis of Coyni PubCo as a separate publicly traded company (the “Offering”). The Offering is subject to completion of the anticipated spin-off, subject to market conditions. The Company expects to raise approximately $40 million in the Offering based on the valuation of Coyni PubCo’s assets and liabilities of approximately $200 million. The Company has not obtained an independent third-party valuation of Coyni PubCo.

Merchant Payment Solutions LLC

In November 2021, the Company executed a term sheet to acquire certain ACH business of Merchant Payment Solutions LLC (“MPS”). Upon execution of the term sheet, the Company made a refundable earnest money deposit in the amount of $725,000 toward the total purchase price. After conducting due diligence, the Company elected to terminate the term sheet on April 21, 2023. In June 2023, the Company and MPS agreed to finalize a Portfolio Purchase Agreement (“Purchase Agreement”). Pursuant to the Purchase Agreement, the Company acquired the ACH portfolio of MPS for $725,000.

Transact Europe Holdings

On April 1, 2022, the Company acquired Transact Europe Holdings for $28.8 million (€26.0 million) in cash. TEU, an EU-regulated electronic money institution headquartered in Sofia, Bulgaria, offers an array of licenses such as principal level membership of Visa, worldwide membership of MasterCard, and principal membership of China UnionPay. TEU is also part of the direct SEPA, a payment system enabling cashless payments across continental Europe.

The following summarizes the estimated fair values of the net assets acquired which is recorded as of April 1, 2022 (dollars in thousands):

Tangible assets (liabilities):
Net assets and liabilities	$7,339

Intangible assets:
Customer relationships	1,267
Goodwill	20,205
21,472

Total net assets acquired	$28,811

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sky Financial & Intelligence

On March 31, 2022, the Company contracted to acquire a portfolio of merchant accounts from Sky Financial for $18.1 million. The Company paid $16.0 million in cash in March 2022 and issued 500,000 shares of restricted common stock for the transaction on May 12, 2022. The entire amount tendered in both cash and stock was recorded as a Customer Relationships asset.

As of the date of this filing, the Company has not received delivery of the acquired merchant list and the associated ISO management portal access. The Company charged off the entire purchase price in 2022. Also, during 2022, the Company suspended its reporting of revenue from the Sky Financial portfolio.

The Company is vigorously pursuing its entitlements under the purchase agreement.

5.	Settlement Processing

The Company’s proprietary blockchain-based technology serves as the settlement engine for all transactions within the Company’s ecosystem. The blockchain ledger provides a robust and secure platform to log large volumes of immutable transactional records in real time. In summary, blockchain is a distributed ledger that uses digitally encrypted keys to verify, secure and record details of each transaction conducted within an ecosystem. Unlike general blockchain-based systems, the Company uses proprietary, private ledger technology to verify every transaction conducted within the Company ecosystem. The verification of transaction data comes from trusted partners, all of whom have been extensively vetted by us. The Company facilitates all financial elements of our closed-loop ecosystem, and we act as the administrator for all related accounts. Using our TrustGateway technology, we seek authorization and settlement for each transaction from Gateways to the issuing bank responsible for the credit/debit card used in the transaction. When the Gateway settles the transaction, our TrustGateway technology composes a chain of blockchain instructions to our ledger manager system.

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

6.	Property and Equipment

Property and equipment consisted of the following as of June 30, 2023, and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022

Buildings	$1,360	$1,360
Computers and equipment	268	247
Furniture and fixtures	144	149
Improvements	164	164
Total property and equipment	1,936	1,920
Less: accumulated depreciation	(300)	(224)
Net property and equipment	$1,636	$1,696

Depreciation expense was $39,605 and $34,340 for the three months ended June 30, 2023 and the three months ended June 30, 2022, respectively and $76,065 and $67,117 for the six months ended June 30, 2023 and the six months ended June 30, 2022, respectively.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Goodwill

Goodwill assets consisted of the following, as of June 30, 2023, and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Acquisition of Northeast	$2,793	$2,793
Acquisition of Charge Savvy	3,755	3,755
Acquisition of Transact Europe	20,205	20,205

Total goodwill	$26,753	$26,753

8.	Intangible Assets

Intangible assets consisted of the following, as of June 30, 2023, and December 31, 2022 (dollars in thousands):

		As of June 30, 2023			As of December 31, 2022
Intangible Assets	Amortization Period	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships – North America	5 years	$6,545	$(2,337)	$4,208	$5,820	$(1,755)	$4,065
Customer relationships - International	2 years	1,267	(792)	475	1,267	(475)	792
Business technology/IP	5 years	2,675	(1,060)	1,615	2,675	(793)	1,882

Total intangible assets		$10,487	$(4,189)	$6,298	$9,762	$(3,023)	$6,739

Amortization expense was $0.6 million and $2.1 million for the three months ended June 30, 2023 and the three months ended June 30, 2022, respectively and $1.2 million and $2.5 million for the six months ended June 30, 2023 and the six months ended June 30, 2022, respectively.

Amortization expense for each of the years ending December 31 is as follows (dollars in thousands):

Year	Amount
2023 (remainder)	$1,239
2024	2,002
2025	1,844
2026	992
2027	148
Thereafter	73
Total	$6,298

9.	Long-Term Debt

Long-term debt consisted of the following, as of June 30, 2023, and December 31, 2022 (dollars in thousands):

	As of June 30, 2023	As of December 31, 2022
$100,000,000 8% senior convertible note due November 3, 2024	$66,314	$61,101
$149,900 Economic Injury Disaster Loan (EIDL), interest rate of 3.75%, due June 1, 2050	148	149
$500,000 EIDL, interest rate of 3.75%, due May 8, 2050	493	499

Total debt	66,955	61,749

Less: current portion	(15)	(14)

Net long-term debt	$66,940	$61,735

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a rollforward of the senior convertible note balance (dollars in thousands):

Balance, December 31, 2020	$-
Convertible debentures issued	100,000
Derivative liability	(21,580)
Original Issue Discount of 16%	(16,000)
Placement fees and issuance costs	(7,200)
Amortization and write-off of debt discount	3,435
Balance, December 31, 2021	58,655
Repayments	(14,550)
Amortization of debt discount	16,996
Balance, December 31, 2022	61,101
Repayments	(300)
Amortization and write-off of debt discount	5,513
Balance, June 30, 2023	$66,314

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

The following is a rollforward of the derivative liability for the year ended December 31, 2022, and the six-month period ended June 30, 2023 (dollars in thousands):

Balance, December 31, 2021	$18,735
Change in fair value 2022	(18,480)
Balance, December 31, 2022	255
Change in fair value	329
Balance, June 30, 2023	$584

Senior Convertible Note

On November 8, 2021, the Company sold and issued, in a registered direct offering, an 8% senior convertible note due November 3, 2023, and subsequently extended to November 5, 2024, in the aggregate original principal amount of $100 million (the “Note”). The Note had an original issue discount of sixteen percent (16%) resulting in gross proceeds of $84 million. The Note was sold pursuant to the terms of a Securities Purchase Agreement, dated November 2, 2021 (the “SPA”), between the Company and the investor in the Note (the “Investor”).

On July 25, 2023, Company entered into an Exchange Agreement (the “Exchange Agreement”) under which the Company and the Investor have agreed to exchange (the “Exchanges”), in two separate exchanges, an aggregate of $22.703 million of the outstanding principal and interest under the Note for 15,000 shares of a newly authorized series of preferred stock of the Company designated as Series A Preferred Convertible Stock (the “Series A Preferred Stock”), further described in Note 10 - Series A Preferred Convertible Stock.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 31, 2023, pursuant to the terms of the Exchange Agreement, the Company closed the initial exchange (the “Initial Exchange”) and issued 6,000 shares of Series A Preferred Stock in exchange for $4,297,000 of the outstanding principal balance of the Note and $1,703,000 of accrued interest.

Additionally, upon satisfaction of all applicable closing conditions, including, without limitation, the Company’s having obtained any stockholder approval required for the consummation of the transactions and the issuance of the common stock issuable upon the conversion of all of the shares of Series A Preferred Stock (unless waived by the applicable other party), in the final exchange (the “Final Exchange”), the remaining $16,703,000 of outstanding principal balance subject to the Exchanges will be exchanged for 9,000 shares of Series A Preferred Stock on a date mutually agreed to by the Company and the Investor.

The Company paid the Investor $6.0 million, $5.0 million and $3.6 million in principal in the first three quarters of 2022, respectively. These payments consisted of $12.2 million in cash and $2.4 million in interest which was paid with shares of the Company’s common stock. In May 2023, the Investor converted $0.3 million of the outstanding principal balance for 562,641 shares of the Company’s common stock at a conversion price of $0.53.

SBA CARES Act Loans

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

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), Charge Savvy borrowed an aggregate principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 8, 2021 (twelve months from the date of the SBA Loan) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan. In connection therewith, the Company also received a $10,000 grant, which does not have to be repaid. During the year ended December 31, 2020, $10,000 was recorded in EIDL grant income in the Statements of Operations. On Aug 24, 2021, Charge Savvy was granted an increase in loan principal in the amount of $350,000 on identical terms.

In connection therewith, Charge Savvy executed (i) loans for the benefit of the SBA (the “SBA Loan”), which contains customary events of default and (ii) Security Agreements, granting the SBA a security interest in all tangible and intangible personal property of Charge Savvy, which also contains customary events of default (the “SBA Security Agreement”).

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Stock Option Awards

The following table represents the employee stock option activity during the six months ended June 30, 2023 and 2022.

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value

Outstanding at December 31, 2021	391,562	$5.07
Granted	-	-
Exercised	(12,417)	0.42
Forfeited or expired	(9,702)	9.24
Outstanding at June 30, 2022	369,443	$1.47	$387,916
Exercisable at June 30, 2022	369,443	$1.47	$387,916

Outstanding at December 31, 2022	319,627	$4.29
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2023	319,627	$4.29	$-
Exercisable at June 30, 2023	319,627	$4.29	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $0.75 and $1.05 as of June 30, 2023 and 2022, respectively, which would have been received by the option holders had all option holders exercised their options as of that date. As of June 30, 2023, there was no unrecognized compensation cost related to non-vested stock options.

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

The following table represents the restricted stock award activity during the six months ended June 30, 2023 and 2022.

	Non-vested Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	-
Granted	39,413	$3.24
Vested	(39,413)	3.24
Forfeited	-	-
Non-vested at June 30, 2022	-	-

Non-vested at January 1, 2023	667,277	$1.20
Granted	131,658	0.76
Vested	(347,537)	1.53
Forfeited	(319,740)	1.46
Non-vested at June 30, 2023	131,658	$0.76

In addition, the Company issues stock with no exercise price to its employees and outside service providers. These stock grants typically do not have a vesting period and vest immediately upon issuances. The Company issued 86,194 and 548,039 shares of common stock with no vesting period during the six-month periods ended June 30, 2023 and 2022, respectively.

The Company recognized stock-based compensation expense in the amount of $161,256 and $2,087,750 for the six months ended June 30, 2023 and 2022, respectively.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Operating Leases

The Company leases office space at three locations in the United States (California, Florida and Massachusetts) and in one location in the European Union (Sofia, Bulgaria). On March 23, 2023, the Company executed a lease agreement with for the Company headquarters office commencing July 1, 2023 and terminating on December 31, 2028 with certain contingencies. The leased property is to provide for the continued operations and room for growth at its current location after the expiry on June 30, 2023 of its sublease with the sublandlord. The starting monthly rent is $45,593 in July 2023 for the Phase 1 premises.

In May 2023, the Company entered into a sublease for its Florida office space. As of June 20, 2023, the Company determined that the right-of-use asset for the original operating lease was impaired by approximately $100,000. This impairment loss is included in general and administrative expenses during the three and six-month periods ended June 30, 2023.

The Company had operating lease expense of $258,656 and $198,409 for the three months ended June 30, 2023 and 2023, respectively. The Company had operating lease expense of $459,535 and $357,831 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the weighted-average remaining lease term was 4.5 years and the weighted average discount rate was 11.7%.

Future minimum lease payments under the operating leases and reconciliation to the operating lease liability as of June 30, 2023 are as follows (in thousands):

Year	Amount
2023 (Remainder)	$401
2024	1,167
2025	1,240
2026	1,162
2027	883
Thereafter	878
Total lease payments	5,731
Less: imputed interest	(1,539)
Present value of total lease liabilities	4,192
Less: current lease liabilities	(358)
Long-term lease liabilities	$3,833

12.	Related Party Transactions

PrivCo

The Company repurchased, in two separate repurchase transactions each consisting of 1 million shares of common stock, an aggregate of 2 million shares owned by PrivCo (an entity controlled by Messrs. Errez and Nisan). In October 2022, the Board unanimously ratified these two repurchase transactions between the Company and PrivCo. The Company repurchased 1,000,000 shares for a price per share of $5.59 (for total proceeds to PrivCo of $5.6 million) (the “First Repurchase”) and 1,000,000 shares for a price per share of $0.82 (for total proceeds to PrivCo of $820,000) (the “Second Repurchase”). The First Repurchase was based on the closing price of the common stock on November 24, 2021, and took place starting in February 2022 and ended in October 2022. The Second Repurchase was based on the closing price of the common stock on July 29, 2022, and was consummated in October 2022. The purpose of each of these transactions was to allow the Company to issue shares to new shareholders without increasing the Company’s shares outstanding.

Family Relationships

The Company employs two of our CEO’s brothers, Dan and Liron Nusonivich, who are paid approximately $200,000 and $110,000 per year, respectively. There are no family relationships between any of the other directors or executive officers and any other employees or directors or executive officers.

The Company did not pay any commissions to the related parties mentioned above for the three-month and six-month periods ended June 30, 2023, June 30, 2022, or the year ended December 31, 2022.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Commitments and Contingencies

From time-to-time, the Company is involved in legal proceedings. The Company records a liability for those legal proceedings when it determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred however, the amount cannot be reasonably estimated. From time to time, the Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company and its shareholders.

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

●

The Good People Farms, LLC (“TGPF”) - TGPF initiated an arbitration in the American Arbitration Association (“AAA”) on or about April 20, 2020, against the Company, Fredi Nisan, Ben Errez, MTrac Tech Corp., Vanessa Luna, and Jason LeBlanc (the “Defendants”). The complaint generally alleged that the Defendants improperly breached contracts and withheld funds. The action sought damages, including interest, an injunction, and costs of suit incurred. On January 15, 2021, the Company filed a counterclaim in AAA for fraud, intentional misrepresentation, breach of contract, breach of covenant of good faith and fair dealing, violation of California Business and Professions Code Section 17200, and accounting. The complaint generally alleged that that TGPF fraudulently submitted transactions for processing not permissible within the terms of service and sought damages, including interest and costs of suit incurred. The individuals were dismissed from litigation. The parties attended binding arbitration from April 18 to 21, 2023. The AAA panel issued an interim award on July 10, 2023, in favor of TGPF awarding $579,393, plus attorneys’ fees, costs, and interest. As of June 30, 2023, the Company has accrued $800,000 related to this award which is included in other current liabilities.

●

On April 27, 2022, Paul Levine (“Levine”), former Chief Executive Officer of Coyni, Inc. (“coyni”), a wholly-owned subsidiary of the Company, filed a charge with the Occupational Safety and Health Administration (“OSHA”) against respondents coyni and the Company. Levine alleged fraudulent payments to a product development vendor and retaliation in violation of the Sarbanes-Oxley Act of 2022, as amended, 18 U.S.C. §1514A and sought a ruling for damages, including interest and other relief the administration deemed proper. The OSHA claim was withdrawn on or around April 3, 2023.

●

On November 8, 2022, the Company filed a complaint against its former Chief Operating Officer Vanessa Luna, Luna Consultant Group, LLC and John Does 1 through 50 in San Diego Superior Court. The Company is alleging Ms. Luna abused her position for additional compensation by failing to follow proper protocols and shirked her responsibilities by scheming and maintaining alternative employment. The action seeks damages, including interest and costs of suit incurred. The parties are currently in the discovery phase.

●

On November 10, 2022, Vanessa Luna, former COO of the Company, filed a complaint against the Company and Fredi Nisan in San Diego Superior Court. Ms. Luna alleges that Mr. Nisan used contract negotiations to coerce her, that the Company improperly coded transactions and misled investors, and that when her concerns were reported to management, she was wrongfully terminated, resulting in a number of claims. Ms. Luna is seeking damages including compensatory damages, unpaid wages (past and future), loss of wages and benefits (past and future), expectation damages, and other damages to be proven at trial. The Company denies all allegations. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims. The parties are currently in the discovery phase.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●

On December 12, 2022, Jacqueline Dollar (aka Jacqueline Reynolds), former Chief Marketing Officer of the Company, filed a complaint against the Company, Fredi Nisan, and Does 1-20 in San Diego Superior Court. Ms. Dollar is alleging she was undercompensated compared to her male counterparts and retaliated against after raising concerns to management resulting in sex discrimination in violation of the California Fair Employment and Housing Act (“FEHA”) and failure to prevent discrimination in violation of FEHA. Ms. Dollar is also claiming intentional infliction of emotional distress. Ms. Dollar is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims.

●

On February 1, 2023, a purported class action lawsuit titled Cullen V. RYVYL Inc. fka Greenbox POS, Inc., et al., Case No. 3:23-cv-00185-GPC-AGS, was filed in the United States District Court for the Southern District of California against several defendants, including the Company and certain of our current and former directors and officers (the “Defendants”). The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between January 29, 2021, and January 20, 2023 (the “Class Action”). The complaint generally alleges that the Defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 (“Securities Act”) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and/or misleading statements regarding the Company’s financial controls, performance and prospects. The action seeks damages, including interest, and the award of reasonable fees and costs to the putative class. The Company denies all allegations of liability and intends to vigorously defend against all claims. However, given the preliminary stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●

Merchant Payment Solutions LLC (“MPS”) – MPS and Manuel Sanchez, former Director of Business Development of the Company, filed a complaint on June 16, 2023 in the United States District Court for the Southern District of California against the Company, Coyni, Inc., certain of the Company’s officers and employees, and Does 1-10 (the “Defendants”). Allegations include failure of the Company to pay consideration in full under a purchase agreement, among other improper facilitations of payments among others, resulting in claims including breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, and conversion, among other claims. The Company denied all such allegations and the parties subsequently settled all matters. The complaint was dismissed with prejudice on June 26, 2023 and the Company has no further exposure with respect to the complaint.

●

On June 22, 2023, a shareholder derivative complaint was filed in the United States District Court for the Southern District of California against certain of the Company’s current and/or former officers and directors (“the Defendants”), Christy Hertel, derivatively on behalf of RYVYL Inc., f/k/a Greenbox POS v. Ben Errez et al., Case No. 3:23-CV-01165-GPC-SBC. On August 4, 2023, a second shareholder derivative complaint was filed in the United States District Court for the Southern District of California against certain of the Company’s current and/or former officers and directors (the “Defendants”), Marcus Gazaway, derivatively on behalf of RYVYL Inc., f/k/a Greenbox POS v. Ben Errez et al., Case No. 3:23-CV-01425-LAB-BLM. Both derivative complaints generally allege that the Defendants failed to implement adequate internal controls that would prevent false and misleading financial information from being published by the Company and that controlling shareholders participated in overpayment misconduct resulting in violations of Sections 10(b), 14(a) and 20 of the Exchange Act and breached their fiduciary duties and, purportedly on behalf of the Company, seek damages and contribution from Defendants, and a direction that the Company and Defendants take actions to reform and improve corporate governance and internal procedures to comply with applicable laws. Defendants deny all allegations of liability and intend to vigorously defend against all claims. However, given the preliminary stage of the lawsuits, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome of either case at this time.

This is a summary of our current commitments with respect to pending acquisitions:

●

On July 27, 2022, the Company signed a letter of intent to acquire Fundstr UAB for their foreign exchange conversion and international payment capabilities and made a deposit payment of 685,000 euros. During the process of acquisition due diligence to meet corporate governance requirements, the Company assigned its executed letter of intent to wholly owned subsidiary RYVYL EU on August 7, 2023.

Sale and Leaseback Agreement

On March 28, 2023, the Company’s subsidiary, Charge Savvy executed an agreement to sell and subsequently leaseback its property located in South Chicago Heights, Illinois (the “Property”). The buyer has since defaulted under the agreement and the sale is no longer moving forward.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Segment Reporting

The Company has organized its operations into two segments: North America, and International. These segments reflect the way the Company evaluates its business performance and manages its operations.

Our Chief Operating Decision Maker is our Chief Executive Officer. Management determined the operational data used by the CODM is that of the two reportable segments. Management bases strategic goals and decisions on these segments and the data presented below is used to measure financial results.

Management evaluates the performance of its segments and allocates resources to them based on operating income or (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		as restated		as restated
Revenue
North America	$11,038	$5,934	$19,842	$10,144
International	3,810	1,031	6,298	1,031
	$14,849	$6,966	$26,140	$11,176
Income (loss) from operations
North America	$(5,972)	$(8,332)	$(9,699)	$(15,409)
International	331	(534)	379	(534)
	$(5,641)	$(8,866)	$(9,320)	$(15,943)

Net income (loss)
North America	$(12,409)	$12,427	$(20,297)	$(16,999)
International	403	(336)	315	(336)
	$(12,005)	$12,092	$(19,982)	$(17,335)

Depreciation and amortization
North America	$461	$1,965	$919	$2,419
International	162	162	323	162
	$623	$2,127	$1,242	$2,581

	As of June 30, 2023	As of December 31, 2022
Long-lived assets, net
North America	$14,063	$14,236
International	20,623	20,951
	$34,686	$35,187

	As of June 30, 2023	As of December 31, 2022
Total assets
North America	$50,180	$50,528
International	65,245	47,129
	$115,425	$97,657

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Subsequent Events

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

In July 2023, the Company authorized a new class of Series A Preferred Convertible Stock (the “Series A Preferred Stock”), the terms of which are set forth in a Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock of RYVYL, Inc. (the “Certificate of Designations”), which the Company filed with the Nevada Secretary of State on July 26, 2023.

Under the terms of the Certificate of Designations, each share of Series A Preferred Stock will have a stated value of $1,000 per share, and will be convertible, at the holder’s option, either (a) at the fixed conversion price then in effect, which initially is $2.00 (subject to standard antidilution adjustments and adjustments as a result of subsequent issuances of securities where the effective price of the Common Stock is less than the then current fixed conversion price) or (b) at the Alternate Conversion Price (defined below). The Certificate of Designations also provides that in the event of certain “Triggering Events,” any holder may, at any time, convert any or all of such holder’s Series A Preferred Stock at a conversion rate equal to the product of (i) the Alternate Conversion Price and (ii) 115% of the value of the Preferred Stock subject to such conversion. “Triggering Events” include, among others, (i) a failure to timely deliver shares of Common Stock, upon a conversion, (ii) a suspension of trading on the principal trading market or the failure to be traded or listed on the principal market for five days or more, (iii) the failure to pay any dividend to the holders of Series A Preferred Stock when required, (iv) the failure to remove restrictive legends when required, (v) the Company’s default in payment of indebtedness in an aggregate amount of $2 million or more, (vi) proceedings for a bankruptcy, insolvency, reorganization or liquidation, which are not dismissed with 30 days, (vii) commencement of a voluntary bankruptcy proceeding, and (viii) final judgments against the Company for the payment of money in excess of $2 million. “Alternate Conversion Price” means the lower of (i) the applicable conversion price the in effect and (ii) the greater of (x) $0.24 (the “Floor Price”) and (y) 97.5% of the lowest volume weighted average price of the Common Stock during the five (5) consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice.

On July 31, 2023, the Company issued 6,000 shares of Series A Preferred Stock in exchange for $4,297,000 of the outstanding principal balance of the Note and $1,703,000 of accrued interest. See Note 9 – “Long-Term Debt” for further information.

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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in our press releases) for other factors that may cause actual results to differ materially from those projected by the Company. For additional information regarding risk factors that could affect the Company’s results, see “Risk Factors” beginning on page 13 of the Annual Report on Form 10-K filed on April 17, 2023 and amended on August 10, 2023, and as may be included from time-to-time in our reports filed with the SEC.

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

Overview – Organization and Name Changes

RYVYL Inc. is a financial technology company that develops, markets, and sells innovative blockchain-based payment solutions, which we believe offer significant improvements for the payment solutions marketplace. The Company’s core focus is developing and monetizing disruptive blockchain-based applications, integrated within an end-to-end suite of financial products, capable of supporting a multitude of industries. The Company’s proprietary, blockchain-based systems are designed to facilitate, record and store a virtually limitless volume of tokenized assets, representing cash or data, on a secured, immutable blockchain-based ledger.

The Company was formerly known as ASAP Expo, Inc (“ASAP”), and was incorporated in the State of Nevada on April 10, 2007. On January 4, 2020, PubCo and GreenBox POS LLC, a Washington limited liability company (“PrivCo”), entered into an Asset Purchase Agreement (the “Agreement”) On April 12, 2018, the Company acquired PrivCo’s blockchain gateway and payment system business, point of sale system business, delivery business, kiosk business, bank and merchant accounts, as well as all intellectual property related thereto (the “GreenBox Business”). As consideration for the GreenBox Business, on April 12, 2018, the Company assumed PrivCo’s liabilities that were incurred in the normal course of the GreenBox Business.

On October 13, 2022, the Company changed its name to RYVYL Inc.

On March 31, 2022, the Company agreed to acquire a portfolio of merchant accounts from Sky Financial & Intelligence (“Sky Financial”) for $18.1 million. The Company paid $16.0 million in cash in March 2022 and issued 500,000 shares of restricted common stock on May 12, 2022. The entire amount tendered in both cash and stock was recorded as an intangible Customer Relationship asset. As of the date of this filing, the Company has not received the delivery of the acquired merchant list and the associated ISO management portal access. The Company charged off the entire purchase price in 2022. Also, during 2022, the Company suspended its reporting of revenue from the Sky Financial portfolio.

On April 1, 2022, the Company completed the acquisition of Transact Europe Holdings OOD. Transact Europe EAD (TEU) is an EU regulated electronic money institution headquartered in Sofia, Bulgaria. TEU is a Principal Level Member of Visa, a Worldwide Member of MasterCard, and a Principal Member of China UnionPay and is also part of the direct Single Euro Payments Area program. With a global footprint, proprietary payment gateway, and technology platforms, TEU offers a comprehensive portfolio of services and decades of industry experience. The Company paid approximately $28.8 million (€26.0 million) in total consideration for the purchase.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2023 (Unaudited) Compared to Three Months June 30, 2022 (Unaudited):

	Three Months Ended June 30
	2023		2022		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			as restated
Revenue	$14,849	100.0%	$6,966	100.0%	$7,883	113.2%
Cost of revenue	8,725	58.8%	4,230	60.7%	4,495	106.3%
Gross profit	6,124	41.2%	2,736	39.3%	3,388	123.8%

Operating expenses:
Advertising and marketing	33	0.2%	527	7.6%	(494)	-93.8%
Research and development	1,184	8.0%	1,920	27.6%	(736)	-38.3%
General and administrative	4,055	27.3%	1,354	19.4%	2,702	199.6%
Payroll and payroll taxes	2,913	19.6%	2,712	38.9%	201	7.4%
Professional fees	2,989	20.1%	1,168	16.8%	1,821	156.0%
Stock compensation for employees	(32)	-0.2%	1,715	24.6%	(1,747)	-101.9%
Stock compensation for services	-	0.0%	79	1.1%	(79)	-100.0%
Depreciation and amortization	623	4.2%	2,127	30.5%	(1,504)	-70.7%
Total operating expenses	11,765	79.2%	11,602	78.1%	163	1.4%

Income (loss) from operations	(5,641)	-38.0%	(8,866)	-59.7%	3,225	-36.4%

Other income (expense):
Interest expense	(1,517)	-10.2%	(1,783)	-25.6%	266	-14.9%
Interest expense - debt discount	(2,821)	-19.0%	(5,582)	-80.1%	2,761	-49.5%
Derecognition upon conversion	(188)	-1.3%	-	0.0%	(188)	n/a
Loss on settlement of debt	-	0.0%	(757)	-10.9%	757	-100.0%
Changes in fair value of derivative liability	(497)	-3.3%	26,435	379.5%	(26,932)	-101.9%
Merchant fines and penalty income	-		37	0.5%	(37)	-100.0%
Other income or expense	(1,337)	-9.0%	2,531	36.3%	(3,867)	-152.8%
Total other income (expense)	(6,360)	-42.8%	20,880	140.6%	(27,239)	-130.5%

Income (loss) before provision for income taxes	(12,001)	-80.8%	12,014	80.9%	(24,015)	-199.9%

Provision for income taxes	4	0.0%	(77)	-0.5%	82	-106.2%

Net loss	$(12,005)	-80.9%	$12,092	81.4%	$(24,097)	-199.3%

Revenue

Revenue increased by $7.9 million, or 113%, to $14.8 million for the three months ended June 30, 2023, from $6.9 million for the three months ended June 30, 2022. The change in net revenue was primarily attributable to significant growth in processing volume from our acquired businesses RYVYL EU and American Samoa in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. North America revenue increased by 86%, from $5.9 million for the three months ended June 30, 2022 to $11.0 million for the three months ended June 30, 2023. International revenue increased 270%, from $1.0 million in the three months ended June 30, 2022 to $3.8 million for the three months ended June 30, 2023.

Cost of Revenue

Cost of revenue increased by $4.5 million, or 106%, to $8.7 million for the three months ended June 30, 2023, from $4.2 million for the three months ended June 30, 2022. Payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. Cost of revenues increased due primarily to increased volume, resulting in higher processing fees paid to Gateways, commission payments to ISOs, and cost of revenue of acquired businesses in the US and EU.

Operating Expenses

Operating expenses increased by $0.2 million, or 1.4%, to $11.8 million for the three months ended June 30, 2023, from $11.6 million for the three months ended June 30, 2022. The increase was due primarily to higher general and administrative and external professional expenses for the three months ended June 30, 2023, which was partially offset by decreases in advertising and marketing, stock-based compensation expenses and depreciation and amortization.

The higher general and administrative expenses in the quarter ended June 30, 2023 are primarily attributable to non-recurring legal settlements and ongoing matters and related legal fees, non-recurring provision for credit losses on non-continuing legacy accounts, and accounting fees related to the restatement of prior period financial statements.

Other Income (Expense)

Other expense totaled $6.4 million for the three months ended June 30, 2023, compared to other income of $20.1 million for the three months ended June 30, 2022. Changes in the fair value of derivative liability amounted to a charge of $0.5 million for the three months ended June 30, 2023 and a credit of $26.4 million in the three months ended June 30, 2023. Interest expense for accretion of the debt discount related to the $100 million convertible note issued in November 2021 decreased by $2.8 million. Additionally, we incurred a charge of $0.2 million in the three months ended June 30, 2023, related to the conversion of debt and we recognized a loss of $0.8 million in the three months ended June 30, 2022 in connection with the settlement of debt. Other expense also included $1.2 million in carryover effects of financial statement restatements.

Excluding the effects of the highly volatile changes in the fair value of derivative liability, and the non-recurring carryover effects of financial statement restatements, other income (expense) increased by $0.3 million in the quarter ended June 30, 2023, compared to the year-earlier period.

Six Months Ended June 30, 2023 (Unaudited) Compared to Six Months June 30, 2022 (Unaudited):

	Six Months Ended June 30
	2023		2022		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			as restated
Revenue	$26,140	100.0%	$11,176	100.0%	$14,964	133.9%
Cost of revenue	14,903	57.0%	7,010	62.7%	7,893	112.6%
Gross profit	11,237	43.0%	4,166	37.3%	7,071	169.7%

Operating expenses:
Advertising and marketing	108	0.4%	668	6.0%	(560)	-83.9%
Research and development	3,119	11.9%	3,858	34.5%	(739)	-19.1%
General and administrative	5,508	21.1%	3,146	28.1%	2,362	75.1%
Payroll and payroll taxes	5,627	21.5%	5,096	45.6%	531	10.4%
Professional fees	4,792	18.3%	2,672	23.9%	2,120	79.3%
Stock compensation for employees	161	0.6%	1,882	16.8%	(1,721)	-91.4%
Stock compensation for services	-	0.0%	206	1.8%	(206)	-100.0%
Depreciation and amortization	1,242	4.8%	2,581	23.1%	(1,339)	-51.9%
Total operating expenses	20,557	78.6%	20,109	179.9%	448	2.2%

Loss from operations	(9,320)	-35.7%	(15,943)	-142.7%	6,623	-41.5%

Other income (expense):
Interest expense	(3,246)	-12.4%	(5,613)	-50.2%	2,367	-42.2%
Interest expense - debt discount	(5,443)	-20.8%	(13,172)	-117.9%	7,729	-58.7%
Derecognition upon conversion	(188)	-0.7%	-	0.0%	(188)	n/a
Loss on settlement of debt	-	0.0%	(1,657)	-14.8%	1,657	-100.0%
Changes in fair value of derivative liability	(329)	-1.3%	18,735	167.6%	(19,064)	-101.8%
Merchant fines and penalty income	-	0.0%	82	0.7%	(82)	-100.0%
Other income or (expense)	(1,448)	-5.5%	235	2.1%	(1,683)	-715.5%
Total other income (expense)	(10,653)	-40.8%	(1,390)	-12.4%	(9,263)	666.4%

Loss before provision for income taxes	(19,973)	-76.4%	(17,333)	-155.1%	(2,640)	15.2%

Provision for income taxes	9	0.0%	2	0.0%	7	290.5%

Net loss	$(19,982)	-76.4%	$(17,335)	-155.1%	$(2,647)	15.3%

Revenue

Revenue increased by $15.0 million, or 134%, to $26.1 million for the six months ended June 30, 2023, from $11.1 million for the six months ended June 30, 2022. The change in net revenue was primarily attributable to an increase in processing volume in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, and an increase in revenues from our acquired businesses including Charge Savvy, RYVYL EU and American Samoa. North America revenue increased by 96%, from $10.1 million for the six months ended June 30, 2022 to $19.8 million for the six months ended June 30, 2023. International revenue increased over 500%, from $1.0 million in the six months ended June 30, 2022 to $6.3 million for the six months ended June 30, 2023.

Cost of Revenue

Cost of revenue increased by $7.9 million, or 113%, to $14.9 million for the six months ended June 30, 2023, from $7.0 million for the six months ended June 30, 2022. Payment processing consists of various processing fees paid to Gateways, as well as commission payments to the Independent Sales Organizations (“ISO”) responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. Cost of revenues increased due primarily to increased volume, resulting in higher processing fees paid to Gateways, commission payments to ISOs, and cost of revenue of acquired businesses in the US and EU.

Operating Expenses

Operating expenses increased by $0.5 million, or 2.2%, to $20.6 million for the six months ended June 30, 2023, from $20.1 million for the six months ended June 30, 2022. The increase was due primarily to higher general and administrative and external professional expenses for legal and accounting services for the financial restatement and 2022 annual reporting plus legal proceedings for the six months ended June 30, 2023, and was partially offset by decreases advertising and marketing, stock-based compensation expenses and depreciation and amortization.

The higher general and administrative expenses in the six-month period ended June 30, 2023 are primarily attributable to non-recurring legal settlements and ongoing matters and related legal fees, non-recurring provision for credit losses on non-continuing legacy accounts, and accounting fees related to the restatement of prior period financial statements.

Other Income (Expense)

Other expense increased to $10.7 million for the six months ended June 30, 2023, from $1.4 million for the six months ended June 30, 2022. Changes in the fair value of derivative liability amounted to a credit of $18.7 million for the six months ended June 30, 2022 and a charge of $0.3 million in the six months ended June 30, 2023. Interest expense, including expense related to the accretion of the debt discount related to the $100 million convertible note issued in November 2021 decreased by $10.1 million, due to a lower amount of debt outstanding. Additionally, we incurred a charge of $0.2 million in the six months ended June 30, 2023, related to the conversion of debt and we recognized a loss of $1.7 million in the six months ended June 30, 2022 in connection with the settlement of debt. Other expense also included $1.2 million in carryover effects of financial statement restatements.

Excluding the effects of the highly volatile changes in the fair value of derivative liability, and the non-recurring carryover effects of financial statement restatements, other income (expense) decreased by $9.8 million in the six-month period ended June 30, 2023 compared to the year-earlier six-month period.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income (loss) and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA from net loss, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Net income (loss)	$(12,005)	$12,092	$(19,982)	$(17,335)
Interest expense, excluding amortization of debt discount	1,517	1,783	3,246	5,613
Amortization of debt discount	2,821	5,582	5,443	13,172
Income tax expense (benefit)	5	(77)	9	2
Depreciation and amortization	623	2,127	1,242	2,581
EBITDA	(7,039)	21,507	(10,042)	4,033

Other non-cash adjustments
Changes in fair value of derivative liability	497	(26,435)	329	(18,735)
Derecognition expense on conversion of convertible debt	188	-	188	-
Stock compensation for employees	(32)	1,715	161	1,882
Stock compensation for services	-	79	-	206

Special Items
Non-recurring legal settlements and ongoing matters and related legal fees	3,279	-	3,279	-
Carryover effects of financial statement restatements in prior periods	1,222	-	1,222	-
Non-recurring provision for credit losses on legacy matters	625	-	625	-
Accounting fees related to the restatement of prior period financial statements	237	-	237	-
Non-recurring impairment of right of use asset	100		100	-
Non-recurring costs of spin-off	29		29

Adjusted EBITDA	$(894)	$(3,134)	$(3,872)	$(12,614)

Loss from operations	$(5,641)	$(8,866)	$(9,320)	$(15,943)

Non-GAAP Measures

U.S. generally accepted accounting procedures (“GAAP”) requires that operating expenses include the amortization of acquired intangible assets, which principally include acquired customer relationships and developed technology. We exclude amortization of intangibles from Adjusted EBITDA because we do not consider amortization expense when we evaluate our ongoing business operations, nor do we factor amortization expense into our evaluation of potential acquisitions, or our measurement of the performance of those acquisitions. We believe that the exclusion of amortization expense enables the comparison of our performance to other companies in our industry as other companies may be more or less acquisitive than us and therefore, amortization expense may vary significantly by company based on their acquisition history. Although we exclude amortization of acquired intangible assets from Adjusted EBITDA, management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

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

Liquidity and Capital Resources

Our primary source of liquidity has historically been derived from raising capital through the issuance of debt or common stock. Our cash flow from operations has not historically been sufficient to cover our cash requirements.

Notwithstanding the net operating loss for the three months and six months ended June30, 2023, management believes that our current cash balance is sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

As previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 26, 2023, on July 25, 2023, we entered into an Exchange Agreement (the “Exchange Agreement”) with an institutional investor (the “Investor”), which previously provided $100 million in convertible note financing to the Company, evidenced by an 8% Convertible Note Due 2023, issued to the Investor on November 8, 2021 (the “Note”), which Note was originally due on November 5, 2023, and which maturity date was extended to November 5, 2024, pursuant to a Restructuring Agreement, dated as of August 16, 2022.

Under the terms of the Exchange Agreement, the Company and the Investor agreed to exchange (the “Exchanges”), in two separate exchanges, an aggregate of $22.703 million of the outstanding principal and interest under the Note for 15,000 shares of a newly authorized series of preferred stock of the Company designated as Series A Preferred Convertible Stock (the “Series A Preferred Stock”).

On July 31, 2023, pursuant to the terms of the Exchange Agreement, the Company closed the first of the two Exchanges (the “Initial Exchange”) and issued to the Investor 6,000 shares of Series A Preferred Stock in exchange for $4,297,000 of the outstanding principal balance of the Note and $1,703,000 of accrued interest.

The Initial Exchange was made in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

For more information on the provisions of the Exchange Agreement and the Leak-Out Agreement, also entered into by the Company and the Investor on July 25, 2023, please see the July 26th Form 8-K and the exhibits filed therewith.

We may, in the future, seek to raise additional capital to fund growth, operations and other business activities, but such additional capital may not be available to us on acceptable terms, on a timely basis, or at all.

The following table summarizes our cash flows from operating, investing and financing activities (unaudited):

	Six Months Ended June 30,
	2023	2022 (as restated)
	(dollars in thousands)
Cash provided by operating activities	$23,129	$3,095
Cash used in investing activities	(17)	(45,559)
Cash used in financing activities	(7)	(9,232)
Effect of exchange rate changes on cash	(13)	(915)
Cash acquired from acquisition of Transact Europe	-	18,677
Net increase (decrease) in cash, cash equivalents, and restricted cash	$23,092	$(33,934)

Operating Activities – For the six months ended June 30, 2023 and 2022, net cash provided by operating activities was $23.1 million and $3.1 million, respectively. The cash provided by operating activities was primarily due to the timing of settlement of assets and liabilities.

Investing Activities – Net cash used in investing activities for the six months ended June 30, 2022 primarily consisted of the acquisition of Transact Euro and Sky Financial. Investing activities for the six months ended June 30, 2023 were negligible.

Financing Activities – Net cash used by financing activities primarily consisted of repurchases of common stock under treasury method of $3.2 million and repayment of convertible debt of $6,000,000 for the six months ended March 31, 2022. Financing activities for the six months ended June 30, 2023 were negligible.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

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

In connection with the financial statement restatements as discussed elsewhere in this report, the Company has reassessed its conclusions regarding the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023, and December 31, 2022, and has determined that one or more material weaknesses exist in the Company’s internal control including a material weakness related to accounting for certain complex business transactions. The Company has engaged third party technical accounting experts to support proper accounting for complex accounting transactions. As a result of the material weakness, the Company’s management concluded its disclosure controls and procedures were not effective as of June 30, 2023, March 31, 2023, December 31, 2022, and September 30, June 30, and March 31, 2022.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

The Company has implemented enhanced reconciliation reviews and reporting of its payment processing activities including gross volumes, fees assessment and return items in 2022 because of the restatement efforts. There were no other material changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the first quarter of the year ending December 31, 2023.

During the second quarter of 2023, Management identified an internal control deficiency over financial reporting primarily related to the segregation of duties.  Management recognizes that the segregation of duties within certain part of its accounting processes can be inadequate for Management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis, and that this deficiency is important enough to merit attention by Management.  Specifically, due to the size of the Company and the smaller nature of department teams, opportunities are currently limited to segregate duties, resulting in too few individuals having responsibility for the processing of certain financial information.

While we have designed and implemented, or expect to implement, measures that we believe address or will address this control deficiency, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We plan to remediate the identified control deficiency through the redistribution of job responsibilities, by hiring additional senior accounting staff, and through the design and implementation of additional internal controls in order to promote adequate segregation of duties. We expect to complete the remediation in 2023 in conjunction with the process of developing our various business processes. We expect to incur additional costs to remediate this weakness, primarily personnel costs.

Additional external experienced personnel have been engaged in the accounting and finance department as part of the financial reporting processes. In connection with our preparation of quarterly information, we are implementing new procedures and internal controls surrounding the month-end financial closing and financial reporting processes to ensure proper segregations of duties, and thorough review of journal entries, account reconciliations, access controls and financial statements.

The new procedures and internal controls, however, were not fully implemented as of June 30, 2023. The Company has engaged a new Interim Chief Financial Officer, effective June 1, 2023, hired a new Corporate Controller, effective after the end of the quarter ended June 30, 2023, and is also conducting an on-going search for key management positions in critical control areas. In addition, management intends to initiate measures to immediately remediate the identified material weakness by implementing the new procedures and internal controls. These measures include, but are not limited to, applying a more rigorous review of the monthly financial reporting processes to ensure that the performance of the control is evidenced through appropriate documentation, which is consistently maintained, and evaluating necessary changes to the Company’s formalized process to ensure key controls are identified, the control design is appropriate, and the necessary evidentiary documentation is maintained throughout the process.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to Note 13 Commitments and Contingencies included in Part I, Item 1, Financial Statements (unaudited) — Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of the Company.
3.2	Amended and Restated Bylaws of the Company.
4.2	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 26, 2023).
4.3	Form of Leak-Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on July 26, 2023).
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RYVYL INC.
(Registrant)

Date: August 14, 2023	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Gene Jones
Gene Jones
Interim Chief Financial Officer (Principal Financial Officer)