Form 10-Q
period 2023-09-30
RYVYL Inc.
filed 2023-11-13
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 9, 2023, the Registrant had 5,386,141 shares of common stock, $0.001 par value per share, outstanding.

PART I Financial Information		Page
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity/(Deficit) for the Three Months and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II Other Information
Item 1.	Legal Proceedings	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
Signatures		40

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RYVYL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,845	$13,961
Restricted cash	52,510	26,873
Accounts receivable, net of allowance of $111 and $82, respectively	698	1,156
Cash due from gateways, net of allowance of $2,211 and $3,917, respectively	8,324	7,427
Prepaid and other current assets	2,959	9,798
Total current assets	80,336	59,215
Non-current Assets:
Property and equipment, net	1,660	1,696
Other assets	1,826	197
Goodwill	26,753	26,753
Intangible assets, net	5,678	6,739
Operating lease right-of-use assets, net	3,784	1,533
Investments	227	1,524
Total non-current assets	39,928	38,442
Total Assets	$120,264	$97,657

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,592	$1,630
Other current liabilities	5,133	3,662
Accrued interest	8	1,728
Payment processing liabilities, net	63,805	28,912
Short-term notes payable	15	14
Derivative liability	45	255
Current portion of operating lease liabilities	572	534
Total current liabilities	73,170	36,735
Long-term debt, net of debt discount	61,549	61,735
Operating lease liabilities, less current portion	3,567	1,109
Total liabilities	138,286	99,579
Commitments and contingencies

Series A Convertible Preferred Stock, par value $0.01 per share, 15,000 shares authorized, shares issued and outstanding of 6,000 and 0, respectively	6,664	-

Stockholders’ Deficit:
Common stock, par value $0.001, 17,500,000 shares authorized, shares issued and outstanding of 5,212,586 and 4,972,736, respectively	5	5
Common stock issuable, par value $0.001	-	-
Additional paid-in capital	96,741	96,256
Deferred stock compensation	(62)	-
Accumulated other comprehensive income	1,208	1,596
Accumulated deficit	(122,578)	(99,772)
Less: Shares to be returned	-	(7)
Total stockholders’ deficit	(24,686)	(1,922)
Total liabilities, convertible preferred stock and stockholders’ deficit	$120,264	$97,657

The accompanying notes are an integral part of these condensed unaudited financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in thousands, except share and per share data)

	(dollars in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(as restated)		(as restated)
Revenue	$17,480	$10,630	$43,620	$21,806
Cost of revenue	10,800	4,333	25,703	11,343
Gross profit	6,680	6,297	17,917	10,463

Operating expenses:
Advertising and marketing	45	438	153	1,106
Research and development	1,315	1,442	4,434	5,300
General and administrative	3,041	1,186	6,709	4,332
Payroll and payroll taxes	2,605	2,385	8,232	7,481
Professional fees	1,234	1,032	5,651	3,704
Stock compensation expense	147	641	309	2,729
Depreciation and amortization	657	2,299	1,899	4,880
Total operating expenses	9,044	9,423	27,387	29,532

Loss from operations	(2,364)	(3,126)	(9,470)	(19,069)

Other income (expense):
Interest expense	(65)	(1,802)	(3,310)	(7,415)
Interest expense - debt discount	(4,183)	1,632	(9,626)	(11,540)
Loss on extinguishment and derecognition expense on conversion of convertible debt	(1,331)	(8,105)	(1,518)	(9,762)
Changes in fair value of derivative liability	6,909	(4,143)	6,580	14,592
Legal settlements expense	(1,929)	-	(4,142)	-
Merchant fines and penalty income	-	(368)	-	(286)
Other income or expense	(25)	63	(1,474)	298
Total other income (expense), net	(624)	(12,723)	(13,490)	(14,113)

Loss before provision for income taxes	(2,988)	(15,849)	(22,960)	(33,182)

Income tax provision	128	35	138	37

Net loss	$(3,116)	$(15,884)	$(23,098)	$(33,219)

Comprehensive income statement:
Net loss	$(3,116)	$(15,884)	$(23,098)	$(33,219)
Foreign currency translation loss	(317)	(311)	(389)	(708)
Total comprehensive loss	$(3,433)	$(16,195)	$(23,487)	$(33,927)

Net loss per share:
Basic and diluted	$(0.60)	$(3.37)	$(4.48)	$(7.54)
Weighted average number of common shares outstanding:
Basic and diluted	5,231,588	4,710,495	5,160,499	4,407,280

The accompanying notes are an integral part of these condensed unaudited financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED)

(Dollars in thousands, except share data)

	Common Stock				Treasury Stock
	Shares	Amount	To be Issued	Amount	To be returned	Amount	Shares	at Cost	Deferred Stock Compensation	Additional Paid In Capital	Other Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity/(Deficit)
Balance at December 31, 2022	4,972,736	$5	175,392	$-	(13,689)	$(7)	-	$-	$-	$96,256	$1,596	$(99,772)	$(1,922)

Common stock issued to employees for compensation	(891)	-	-	-	-	-	-	-	-	31	-	-	31

Common stock issued for interest on convertible debt	175,392	-	(175,392)	(175)	-	-	-	-	-	-	-	-	-

Carryover effects of financial statement restatements in prior periods	-	-	-	-	-	-	-	-	-	-	-	294	294

Share repurchase	(13,672)	-	-	-	13,689	7	-	-	-	(7)	-	-	-

Net loss and comprehensive loss	-	-	-	-	-	-	-	-	-	-	(58)	(7,979)	(8,037)

Balance at March 31, 2023	5,133,565	5	-	-	-	-	-	-	-	96,280	1,538	(107,457)	(9,634)

Common stock issued to employees for compensation	9,511	-	-	-	-	-	-	-	-	130	-	-	130

Common stock issued for conversion of convertible debt	56,265	-	-	-	-	-	-	-	-	416	-	-	416

Common stock issued for interest on convertible debt	738	-	-	-	-	-	-	-	-	5	-	-	5

Restricted common stock issued for compensation	13,166	-	-	-	-	-	-	-	(67)	100	-	-	33

Shares forfeited	(16,865)	-	-	-	-	-	-	-	-	(315)	-	-	(315)

Net loss and comprehensive loss	-	-	-	-	-	-	-	-	-	-	(13)	(12,005)	(12,018)

Balance at June 30, 2023	5,196,380	5	-	-	-	-	-	-	(67)	96,616	1,525	(119,462)	(21,383)

Common stock issued to employees for compensation	8,878	-	-	-	-	-	-	-	-	20	-	-	20

Restricted common stock issued for compensation	7,328	-	-	-	-	-	-	-	5	105	-	-	110

Shares forfeited	-	-	-	-	-	-	-	-	-	-	-	-	-

Net loss and comprehensive loss	-	-	-	-	-	-	-	-	-	-	(317)	(3,116)	(3,433)

Balance at September 30, 2023	5,212,586	5	-	$-	-	$-	-	$-	$(62)	$96,741	$1,208	$(122,578)	$(24,686)

The accompanying notes are an integral part of these condensed unaudited financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ (DEFICIT)

(UNAUDITED)

(Dollars in thousands, except share data)

	Common Stock				Treasury Stock
	Shares	Amount	To be Issued	Amount	To be returned	Amount	Shares	At Cost	Additional Paid-In Capital	Other Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity/(Deficit)

Balance at December 31, 2021	4,354,665	$4	-	$-	(143,689)	$(985)	(71,484)	$(493)	$81,479	$-	$(50,537)	$29,468

Common stock issued for services	3,051	-	891	-	-	-	-	-	126	-	-	126

Common stock issued to shareholder	3,334	-	-	-	-	-	-	-	-	-	-	-

Common stock issued for stock options exercised	1,242	-	-	-	-	-	-	-	5	-	-	5

Common stock contributed and cancelled from shareholder	(33,334)	-	-	-	80,000	699	(148,376)	(354)	(3,582)	-	-	(3,237)

Common stock issuable - Acquisition of Sky assets	-	-	50,000	-	-	-	-	-	2,110	-	-	2,110

Common stock shares contributed by shareholder	-	-	(50,000)	-	-	-	-	-	-	-	-	-

Common stock shares issuable to shareholder	-	-	53,334	-	-	-	-	-	-	-	-	-

Stock compensation expense	-	-	-	-	-	-	-	-	167	-	-	167

Net loss	-	-	-	-	-	-	-	-	-	-	(29,427)	(29,427)

Balance at March 31, 2022	4,328,958	4	54,225	-	(63,689)	(286)	(219,860)	(847)	80,305	-	(79,964)	(786)

Common stock issued for services	2,419		(891)	-	-	-	-	-	79	-	-	79
		-
Common stock issued to employees as stock compensation	27,226		22,109	-	-	-	-	-	1,497	-	-	1,496

Common stock issued - acquisition of Sky assets	50,000	-	(50,000)	-	-	-	-	-	-	-	-	-

Common stock shares contributed by shareholder	(50,000)	-	50,000	-	-	-	-	-	-	-	-	-

Common stock shares contributed and cancelled from shareholder	(139,859)	-	-	-	50,000	280	89,859	817	(1,096)	-	-	-

Common stock issued for conversion of convertible debt	241,310	-	-	-	-	-	-	-	9,826	-	-	9,826

Other comprehensive loss	-	-	-	-	-	-	-	-	-	(398)	-	(398)

Net income	-	-	-	-	-	-	-	-	-	-	12,091	12,091

Balance at June 30, 2022	4,460,054	4	75,443	-	(13,689)	(7)	(130,001)	(30)	90,611	(398)	(67,873)	22,308

Common stock issued for services	15,020	-	-	-	-	-	-	-	133		-	133
										-
Common stock issued to employees as stock compensation	58,696	-	(20,834)	-	-	-	-	-	459		-	459
										-
Common shares stock contributed by shareholder	(41,250)	-	-	-	-	-	-	-	-		-	-
										-
Common stock issued for conversion of convertible debt	357,386	-	-	-	-	-	-	-	7,088		-	7,088
										-
Common stock issued for interest on convertible debt	3,054	-	-	-	-	-	-	-	110		-	110
										-
Common stock issuable for interest on convertible debt	-	-	186,594	-	-	-	-	-	1,709		-	1,709
										-
Share repurchase from previous shareholders	-	-	-	-	-	(82)	-	-	(738)		-	(820)

Other comprehensive loss	-	-	-	-	-	-	-	-		(311)	-	(311)

Net loss	-	-	-	-	-	-	-	-	-	-	(15,884)	(15,884)

Balance at September 30, 2022	4,852,960	$4	241,203	$-	(13,689)	$(89)	(130,001)	$(30)	$99,373	$(708)	$(83,756)	$14,792

The accompanying notes are an integral part of these condensed unaudited financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30
	2023	2022
		(as restated)
Cash flows from operating activities:
Net loss	$(23,098)	$(33,219)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	1,899	4,880
Noncash lease expense	246	54
Stock compensation expense	309	2,729
Interest expense - debt discount	9,626	11,540
Changes in fair value of derivative liability	(6,580)	(14,592)
Loss on extinguishment and derecognition expense upon conversion of debt	1,518	9,762
Changes in assets and liabilities:
Accounts receivable, net	457	(308)
Prepaid and other current assets	6,841	(1,227)
Cash due from gateways	(896)	(20)
Other assets	(1,480)	48
Accounts payable	1,962	(442)
Other current liabilities	1,333	348
Accrued interest	554	534
Payment processing liabilities	34,893	7,566
Net cash provided by (used in) operating activities	27,584	(12,347)
Cash flows from investing activities:
Purchases of property and equipment	(78)	(102)
Deposits on acquisitions.	-	(1,451)
Purchase of intangibles	-	(500)
Cash provided for Transact Europe Holdings OOD acquisition	-	(28,811)
Cash provided for Sky Financial & Intelligence asset acquisition	-	(16,000)
Net cash used in investing activities	(78)	(46,864)
Cash flows from financing activities:
Treasury stock purchases	-	(4,057)
Proceeds from stock option exercises	-	5
Repayments on convertible debt	-	(6,000)
Repayments on long-term debt	(11)	-
Net cash used in financing activities	(11)	(10,052)

Restricted cash acquired from Transact Europe	-	18,677
Net increase (decrease) in cash, cash equivalents, and restricted cash	27,495	(50,586)
Foreign currency translation adjustment	26	(1,410)
Cash, cash equivalents, and restricted cash – beginning of period	40,834	89,559

Cash, cash equivalents, and restricted cash – end of period	$68,355	$37,563

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,709	$4,907
Income taxes	$-	$-

Non-cash financing and investing activities:
Convertible debt conversion to common stock	$300	$8,550
Convertible debt conversion to preferred stock	$4,297	$-
Interest accrual from convertible debt converted to preferred stock	$2,271	$-
Interest accrual from convertible debt converted to common stock	$3	$-

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

Please refer to Note 16 entitled “Subsequent Events.”

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

Unaudited Interim Financial Information

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements and accompanying notes have been condensed or omitted in this accompanying interim consolidated financial statements and footnotes. Accordingly, the accompanying interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on August 10, 2023 (the “2022 Annual Report”).

In the opinion of management, these unaudited consolidated financial statements include all adjustments and accruals, consisting only of normal, recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Reverse Stock Split

On September 6, 2023, the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Nevada to effect a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the Company’s shares of common stock, par value $0.001 per share (the “common stock”). Such amendment and ratio were previously approved by the board of directors. Under Nevada Revised Statutes Section 78.207, stockholder approval of the Reverse Stock Split was not required because (i) both the number of authorized shares of the common stock and the number of issued and outstanding shares of the common stock were proportionally reduced as a result of the Reverse Stock Split; (ii) the Reverse Stock Split did not adversely affect any other class of stock of the Company; and (iii) the Company did not pay money or issue scrip to stockholders who would otherwise be entitled to receive a fractional share as a result of the Reverse Stock Split. As a result of the Reverse Stock Split, which was effective September 6, 2023, every ten shares of the Company’s pre-reverse split outstanding common stock were combined and reclassified into one share of common stock. Proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split. Any fractional shares of common stock resulting from the Reverse Stock Split were rounded up to the nearest whole share. All stock options outstanding and common stock reserved for issuance under the Company’s equity incentive plans outstanding immediately prior to the Reverse Stock Split were adjusted by dividing the number of affected shares of common stock by ten and, as applicable, multiplying the exercise price by ten. All share numbers, share prices, exercise prices and per share amounts have been adjusted, on a retroactive basis to reflect this 1-for-10 Reverse Stock Split.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash Due from Gateways and Payment Processing Liabilities

The Company’s primary source of revenue consists of payment processing services for its merchant clients. When a merchant makes a sale, the process of receiving the payment card information, engaging the banks for transferring the proceeds to the merchant’s account via digital gateways, and recording the transaction on a blockchain ledger are the activities for which the Company collects fees.

The Company utilized several gateways during the nine months ended September 30, 2023 and the year ended December 31, 2022. These gateways have strict guidelines pertaining to scheduling of the release of funds to merchants which are based on several criteria, such as, and among other things, return and chargeback history, associated risks for specific business verticals, and average transaction size. To mitigate processing risks, these policies determine reserve requirements and payment-in-arrears strategies. While reserve and payment-in-arrears restrictions are in effect for a merchant payout, the Company records receivables from the gateways against these amounts until released.

Cash due from gateways balances presented in the accompanying consolidated balance sheets represent the amount due to the Company for transactions processed wherein the funds have not been distributed.

Research and Development Costs

Research and development costs are expensed as incurred. They consist primarily of salaries and benefits for research and development personnel and outsourced contracted services, as well as associated supplies and materials.

Revenue Recognition

Revenue is recognized upon transfer of control of promised goods or services to the Company’s customers or when the Company satisfies any performance obligations under contract. The amount of revenue represents consideration the Company expects to be entitled to in exchange for the respective goods or services provided. Under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), contract assets or contract liabilities that arise from past performance but require a further performance before the obligation can be fully satisfied must be identified and recorded on the balance sheet until respective settlements have been met.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s primary revenue source is generated from payment processing services. Payment processing services revenue is based on a percentage of each transaction’s value and/or upon fixed amounts specified per each transaction or service and is recognized as such transactions or services are performed, at a point in time.

Accounts Receivable and Allowance for Credit Losses

The Company maintains an allowance for credit losses for estimated losses from the inability of gateways to make required payments. The allowance for credit losses is evaluated periodically based on the aging of accounts receivable, the operational relationship with gateways and their payment histories, historical charge-off experiences and other assumptions, such as current assessments of economic conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts.

Prepaid Expenses

Prepaid expenses primarily consist of deposits made with credit card companies under Transact Europe Holdings OOD (“Transact Europe Holdings”) and the prepayment associated with other acquisitions.

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

Fair Value of Financial Instruments

The Company assesses the fair value of financial instruments based on the provisions of FASB ASC Topic 820, Fair Value Measurements (“ASC 820”). ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability between market participants on the measurement date. ASC 820 also establishes a hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table describes the valuation techniques used to calculate the fair value for assets in Level 3. The significant unobservable input used in the fair value measurement of the Company’s identifiable intangible assets is the discount rate. The change in this input could result in a change of fair value measurement (dollars in thousands):

	Fair Value at	Fair Value at
	September 30, 2023	December 31, 2022

Customer relationships	$4,197	$4,857
Business intellectual properties	1,481	1,882
Derivative liability	45	255

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Under the guidance of FASB ASC Topic 350, Intangibles — Goodwill and Other, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. The Company’s policy is to perform an annual impairment testing for its reporting units on December 31 of each fiscal year.

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

Impairment of Long-Lived Assets

The Company follows FASB ASC Topic 360, Property, Plant, and Equipment, in accounting for finite-lived intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. As of September 30, 2023, the Company determined there were no indicators of impairment of its intangible assets.

Long-lived assets are reviewed for impairment whenever management believes that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the carrying value is determined to be unrecoverable, an impairment loss is recognized through a charge to expense. As of September 30, 2023, other than a charge-off of the entire consideration paid in connection with the contracted acquisition of the Sky Financial and Intelligence, LLC (“Sky Financial”) portfolio, the Company performed an impairment analysis on the other acquired goodwill and other long-lived assets and concluded that their values are supportable and recoverable.

Classification of Series A Convertible Preferred Stock

The Company has Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”) that contains certain redemption features that are not solely within the control of the Company and therefore is classified outside of permanent equity in temporary equity in the accompanying consolidated balance sheets. Costs incurred in connection with the issuance of Series A Preferred Stock are recorded as a reduction of gross proceeds from issuance. The carrying values of the outstanding shares of Series A Preferred Stock were determined by third-party experts, and are not being subsequently adjusted to their respective redemption values as the Company has determined that the Series A Preferred Stock is not currently redeemable or probable of becoming redeemable (it is only redeemable upon liquidation or a change of control of the Company).

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net of operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion of or all the deferred tax assets will not be realized. Judgment is required in determining and evaluating income tax provisions and valuation allowances for deferred income tax assets. We recognize an income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As of September 30, 2023 and December 31, 2022, we have valuation allowances which serve to reduce net deferred tax assets.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Basic income or (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share includes the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the year ended December 31, 2022, and three- and nine-month periods ended September 30, 2023, and 2022, since there are no common stock equivalents outstanding that would have a dilutive effect.

Leases

On February 25, 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 842”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. ASC 842 requires that lessees recognize right of use assets and lease liabilities calculated based on the net present value of lease payments for all lease agreements with terms that are greater than twelve months.

ASU 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statements of operations and statements of changes in cash flows. ASU 842 supersedes nearly all existing lease accounting guidance under GAAP issued by the FASB including ASC Topic 840, Leases.

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

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. Management has determined that the operational data used by the Company’s CODM is that of the two reportable segments. Management bases strategic goals and decisions on these segments.

Management evaluates the performance of its segments and allocates resources based on operating income or loss as compared to prior periods and current performance levels.

Recent Accounting Standard Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”). The standard, including subsequently issued amendments (ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10 and No. ASU 2019-11), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has adopted this accounting standard, effective January 1, 2023. Management assessed the adoption of this standard on the effective date and concluded that the adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, and cash flows during the three and nine-month periods ended September 30, 2023.

Recent Accounting Standards and Guidance Not Adopted

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, as if the acquirer had originated the contracts. ASU 2021-08 is effective for fiscal years and interim reporting periods within those fiscal years beginning after December 15, 2022. The Company has not acquired any businesses during the effective period and, accordingly, is currently evaluating the effect, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows and disclosures.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) to simplify the accounting for convertible instruments by eliminating large sections of the existing guidance in this area. It also eliminates several triggers for derivative accounting, including a requirement to settle certain contracts by delivering registered shares. These changes are intended to make GAAP easier to apply and, therefore, reduce the frequency of errors in this part of the literature. Early adoption is permitted for fiscal years beginning after December 15, 2020. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, this ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods therein. The Company is evaluating the impact of this guidance on its consolidated financial statements.

3.	Restatements of Previously Issued Consolidated Financial Statements

During the preparation of its 2022 Annual Report, the Company determined that it had not appropriately accounted for certain historical transactions under GAAP. In accordance with the SEC’s Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives, individually and in aggregate, and concluded that the errors were material to the Consolidated Statements of Operations for the quarters ending March 31, 2021, June 30, 2021, September 30, 2021, March 31, 2022, June 30, 2022, and September 30, 2022, and for the annual period ending December 31, 2021. Based on this evaluation, on January 13, 2023, the Company’s Audit Committee, with the concurrence of management, concluded that the Company’s previously issued consolidated financial statements for the aforementioned periods would need to be restated and could no longer be relied upon. The Company has restated the impacted financial statements for each of these periods and presented the effects of the restatement adjustments in its 2022 Annual Report.

4.	Acquisitions

Logicquest Technology, Inc.

In April 2023, the Company executed a purchase agreement for 99.4 million shares of restricted common stock of Logicquest Technology, Inc., a Nevada corporation (“Logicquest”) representing ownership of 99.1% of Logicquest, 48 shares of Series C Convertible Non-Redeemable Preferred Stock of Logicquest and 10 shares of Series D Convertible Non-Redeemable Preferred Stock of Logicquest, in exchange for an aggregate purchase price of $225,000. Logicquest was a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) quoted on the OTC Pink Open Market under the symbol “LOGQ” and is required to file reports and other information with the SEC pursuant to the Exchange Act. In June 2023, the Company merged the assets of Coyni, Inc., a wholly-owned subsidiary of the Company, and Logicquest, with Logicquest as the surviving entity. Subsequently, Logicquest changed its name to Coyni, Inc. (“Coyni PubCo”). The Company expects to close on the purchase in the fourth quarter of 2023. The Company intends to spin-off assets of the Company into Coyni PubCo at a later date. The details of the spin-off are being finalized and will be subject to corporate governance. There can be no assurance as to the timing or whether the Company will be able to consummate the spin-off of Logicquest. Since the timing or completion of the transaction is uncertain, the Company’s investment in Coyni PubCo has not been reclassified as assets held for sale, in accordance with FASB ASC Topic 205, Presentation of Financial Statements. The Company has engaged Kingswood, a division of Kingswood Capital Partners, LLC as the non-exclusive placement agent pursuant to an Engagement Agreement dated as of April 21, 2023, to advise the Company in connection with an offering on a reasonable best-efforts basis of Coyni PubCo as a separate publicly traded company (the “Offering”). The Offering is subject to completion of the anticipated spin-off, subject to market conditions. The Company expects to raise approximately $40 million in the Offering based on the valuation of Coyni PubCo’s assets and liabilities of approximately $200 million. The Company has not obtained an independent third-party valuation of Coyni PubCo.

Merchant Payment Solutions LLC

In November 2021, the Company executed a term sheet to acquire certain Automated Clearing House (“ACH”) business of Merchant Payment Solutions LLC (“MPS”). Upon execution of the term sheet, the Company made a refundable earnest money deposit in the amount of $725,000 toward the total purchase price. After conducting due diligence, the Company elected to terminate the term sheet on April 21, 2023. In June 2023, the Company and MPS agreed to finalize a Portfolio Purchase Agreement (“Purchase Agreement”). Pursuant to the Purchase Agreement, the Company acquired the ACH portfolio of MPS for $725,000.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transact Europe Holdings

On April 1, 2022, the Company acquired Transact Europe Holdings for $28.8 million (€26.0 million) in cash. Transact Europe Holdings, an EU-regulated electronic money institution headquartered in Sofia, Bulgaria, offers an array of licenses such as principal level membership of Visa, worldwide membership of MasterCard, and principal membership of China UnionPay. Transact Europe Holdings is also part of the direct Single Euro Payments Area, a payment system enabling cashless payments across continental Europe.

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

The Company is vigorously pursuing its entitlements under the purchase agreement entered into with Sky Financial.

5.	Settlement Processing

The Company’s proprietary blockchain-based technology serves as the settlement engine for all transactions within the Company’s ecosystem. The blockchain ledger provides a robust and secure platform to log large volumes of immutable transactional records in real time. In summary, blockchain is a distributed ledger that uses digitally encrypted keys to verify, secure and record details of each transaction conducted within an ecosystem. Unlike general blockchain-based systems, the Company uses proprietary, private ledger technology to verify every transaction conducted within the Company ecosystem. The verification of transaction data comes from trusted partners, all of whom have been extensively vetted by the Company. The Company facilitates all financial elements of its closed-loop ecosystem, and it acts as the administrator for all related accounts. Using the Company’s TrustGateway technology, the Company seeks authorization and settlement for each transaction from Gateways to the issuing bank responsible for the credit/debit card used in the transaction. When a gateway settles the transaction, the Company’s TrustGateway technology composes a chain of blockchain instructions to the Company’s ledger manager system.

When consumers use credit or debit cards to pay for transactions with merchants who use our ecosystem, the transaction starts with the consumer purchasing tokens from the Company. The issuance of tokens is accomplished when the Company loads a virtual wallet with a token, which then transfers credits to the merchant’s wallet on a dollar-for-dollar basis, after which the merchant releases its goods or services to the consumer. These transfers take place instantaneously and seamlessly, allowing the transaction experience to seem like any other ordinary credit or debit card transaction to the consumer and merchant. While the Company’s blockchain ledger records transaction details instantaneously, the final cash settlement of each transaction can take days to weeks, depending upon contract terms between the Company and the gateways the Company uses, between the Company and its ISOs, and between the Company and/or its ISOs and merchants who use the Company’s services. In the case where the Company has received transaction funds, but not yet paid a merchant or an ISO, the Company holds funds in either a trust account or as cash deemed restricted within the Company’s operating accounts. The Company records the total of such funds as cash due from gateways, net – a current asset. Of these funds, the Company records the balance due to merchants and ISOs as payment processing liabilities, net – a current liability.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Property and Equipment

Property and equipment consisted of the following as of September 30, 2023, and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022

Buildings	$1,360	$1,360
Computers and equipment	284	247
Furniture and fixtures	190	149
Improvements	164	164
Total property and equipment	1,998	1,920
Less: accumulated depreciation	(338)	(224)
Net property and equipment	$1,660	$1,696

Depreciation expense was $37,503 and $35,217 for the three-month periods ended September 30, 2023 and 2022, respectively, and $113,568 and $102,334 for the nine-month periods ended September 30, 2023 and 2022, respectively.

7.	Goodwill

Goodwill assets consisted of the following, as of September 30, 2023, and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Acquisition of Northeast	$2,793	$2,793
Acquisition of Charge Savvy	3,755	3,755
Acquisition of Transact Europe Holdings	20,205	20,205

Total goodwill	$26,753	$26,753

8.	Intangible Assets

Intangible assets consisted of the following, as of September 30, 2023, and December 31, 2022 (dollars in thousands):

		As of September 30, 2023			As of December 31, 2022
Intangible Assets	Amortization Period	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships – North America	5 years	$6,545	$(2,665)	$3,880	$5,820	$(1,755)	$4,065
Customer relationships - International	2 years	1,267	(950)	317	1,267	(475)	792
Business technology/IP	5 years	2,675	(1,194)	1,481	2,675	(793)	1,882

Total intangible assets		$10,487	$(4,809)	$5,678	$9,762	$(3,023)	$6,739

Amortization expense was $0.6 million and $0.5 million for the three months ended September 30, 2023, and the three months ended September 30, 2022, respectively and $1.8 million and $2.1 million for the nine months ended September 30, 2023, and the nine months ended June 30, 2022, respectively.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for each of the years ending December 31 is as follows (dollars in thousands):

Year	Amount
2023 (remainder)	$619
2024	2,002
2025	1,844
2026	992
2027	148
Thereafter	73
Total	$5,678

9.	Long-Term Debt

Long-term debt consisted of the following, as of September 30, 2023, and December 31, 2022 (dollars in thousands):

	As of September 30, 2023	As of December 31, 2022
$100,000,000 8% senior convertible note due November 5, 2024	$60,927	$61,101
$149,900 Economic Injury Disaster Loan (EIDL), interest rate of 3.75%, due June 1, 2050	147	149
$500,000 EIDL, interest rate of 3.75%, due May 8, 2050	490	499

Total debt	61,564	61,749

Less: current portion	(15)	(14)

Net long-term debt	$61,549	$61,735

The following is a rollforward of the senior convertible note balance (dollars in thousands):

Balance, December 31, 2020	$-
Convertible debentures issued	100,000
Derivative liability	(21,580)
Original issue discount of 16%	(16,000)
Placement fees and issuance costs	(7,200)
Amortization and write-off of debt discount	3,435
Balance, December 31, 2021	58,655
Repayments and conversion	(14,550)
Amortization of debt discount	16,996
Balance, December 31, 2022	61,101
Repayments and conversion	(4,597)
Amortization and write-off of debt discount	4,423
Balance, September 30, 2023	$60,927

The Company recorded accretion expense, which is included in interest expense, of $4.2 million and $3.4 million in the three-month periods ended September 30, 2023, and 2022, respectively, and $9.6 million and $11.5 million in the nine-month periods ended September 30, 2023, and 2022, respectively.

The Company incurred other interest expense of $0.04 million and $1.8 million for the three-month periods ended September 30, 2023, and 2022, respectively, and $3.5 million and $5.6 million in the nine-month periods ended September 30, 2023, and 2022, respectively.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Liability

The notes contain embedded derivatives representing certain conversion features, redemption rights, and certain events of default. The Company determined that these embedded derivatives required bifurcation and separate valuation.

The Company utilizes a binomial lattice model to value its bifurcated derivatives included in the notes. FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”) does not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be combined and fair-valued as a single compound embedded derivative. The Company selected a binomial lattice model to value the compound embedded derivative because it believes this technique is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the notes. Such assumptions include, among other inputs, stock price volatility, risk-free rates, credit risk assumptions, early redemption and conversion assumptions, and the potential for future adjustment of the conversion price due to triggering events. Additionally, there are other embedded features of the notes requiring bifurcation, other than the conversion features, which had no value at December 31, 2022 and September 30, 2023 due to management’s estimates of the likelihood of certain events, but that may have value in the future should those estimates change.

The following is a rollforward of the derivative liability for the year ended December 31, 2022, and the nine-month period ended September 30, 2023 (dollars in thousands):

Balance, December 31, 2021	$18,735
Change in fair value 2022	(18,480)
Balance, December 31, 2022	255
Increase in derivative liability upon extinguishment of debt in July 2023	6,370
Change in fair value 2023	(6,580)
Balance, September 30, 2023	$45

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

On July 25, 2023, the Company entered into an Exchange Agreement (the “Exchange Agreement”) under which the Company and the Investor agreed to exchange (the “Exchanges”), in two separate exchanges, an aggregate of $22.703 million of the outstanding principal and interest under the Note for 15,000 shares of a newly authorized series of preferred stock of the Company designated as Series A Preferred Stock, further described in Note 10 - Series A Preferred Convertible Stock. As part of the Exchange Agreement, the Company also agreed to allow for the conversion of up to an additional $9.0 million of principal (together with any accrued and unpaid interest thereon) of the Note at a conversion price equal to 97.5% of the lower of (x) the then in effect conversion price and (y) the lowest volume weighted average price of the Company’s common stock during the five trading days immediately prior to such conversion; and the Investor agreed to waive any interest that would otherwise accrue on the Note during the period commencing on April 1, 2023 through, and including, December 31, 2023.

On July 31, 2023, pursuant to the terms of the Exchange Agreement, the Company closed the initial exchange (the “Initial Exchange”) and issued 6,000 shares of Series A Preferred Stock in exchange for $4.297 million of the outstanding principal balance of the Note and $1.703 million of accrued interest.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, upon satisfaction of all applicable closing conditions, including, without limitation, the Company’s having obtained any stockholder approval required for the consummation of the transactions and the issuance of the common stock issuable upon the conversion of all of the shares of Series A Preferred Stock (unless waived by the applicable other party), in the final exchange (the “Final Exchange”), the remaining $16.703 million of outstanding principal balance subject to the Exchanges will be exchanged for 9,000 shares of Series A Preferred Stock on a date mutually agreed to by the Company and the Investor. The Company determined that the parties’ obligation to exchange the remaining $16.703 million of outstanding principal balances subject to the Exchanges for 9,000 shares of Series A Preferred Stock in the Final Exchange represents an embedded conversion feature that does not require bifurcation and separate valuation because it would not meet the definition of a derivative, if freestanding, under ASC 815 as net settlement could not be achieved. Stockholders approved the issuance of the common stock issuable upon the Final Exchange at the Company’s annual meeting of stockholders on November 2, 2023.

The Company analyzed the changes made to the Note under the Exchange Agreement under ASC 470-50 to determine if extinguishment accounting was applicable. Under ASC 470-50-40-10, a modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date is always considered substantial and requires extinguishment accounting. Since the Exchange Agreement added a substantive conversion option, extinguishment accounting is applicable. In accordance with the extinguishment accounting guidance, the Company recorded a loss on extinguishment of $1.3 million which represents the difference between (a) the fair value of the modified Note and the 6,000 shares of Series A Preferred Stock issued in the Initial Exchange and (b) the carrying amount of the Note and the fair value of the bifurcated embedded derivative immediately prior to giving effect to the Exchange Agreement.

The Company paid the Investor $6.0 million, $5.0 million and $3.6 million in principal in the first three quarters of 2022, respectively. These payments consisted of $6.0 million in cash and $8.6 million with shares of the Company’s common stock, into which such principal was converted. In May 2023, the Investor converted $0.3 million of the outstanding principal balance for 56,265 shares of the Company’s common stock at a conversion price of $5.30.

Ranking

The Note is the senior unsecured obligation of the Company and not the financial obligation of our subsidiaries. Until such date as the principal amount of the Note is $5 million or less, all payments due under the Note will be senior to all other indebtedness of the Company and/or any of its subsidiaries.

Maturity Date

Under its original terms, unless earlier converted, or redeemed, the Note was to mature on November 3, 2023, the second anniversary of the issuance date, which we refer to herein as the “Maturity Date,” subject to the right of the Investor to extend the date:

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

As part of the Restructuring Agreement entered into with the Investor on August 16, 2022 (the “Restructuring Agreement”), the Company obtained a forbearance of the Maturity Date from November 5, 2023 to November 5, 2024.

Interest

The Note bears interest at the rate of 8% per annum which (a) shall commence accruing on the date of issuance, (b) shall be computed on the basis of a 360-day year and twelve 30-day months and (c) shall be payable in cash quarterly in arrears on the first trading day of each calendar quarter or otherwise in accordance with the terms of the Note. If the holder elects to convert or redeem all or any portion of the Note prior to the Maturity Date, all accrued and unpaid interest on the amount being converted or redeemed will also be payable. If we elect to redeem all or any portion of the Note prior to the Maturity Date, all accrued and unpaid interest on the amount being redeemed will also be payable. The interest rate of the Note will automatically increase to 15% per annum upon the occurrence and continuance of an event of default (See “—Events of Default” below).

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subject to the satisfaction of certain equity conditions, the terms of the Restructuring Agreement require the holder to voluntarily convert certain interest payments when due under the Note at 95% of the lower of (i) the then in effect conversion price and (ii) the lowest volume weighted average price of our common stock during the five trading days immediately prior to such conversion.

As part of the Exchange Agreement, the Investor agreed to waive any interest that would otherwise accrue on the Note during the period commencing on April 1, 2023 through, and including, December 31, 2023.

Late Charges

The Company is required to pay a late charge of 15% on any amount of principal or other amounts that are not paid when due.

Conversion

Fixed Conversions at Option of Holder

The holder of the Note may convert all, or any part, of the outstanding principal and interest of the Note, at any time at such holder’s option, into shares of our common stock at an initial fixed conversion price, which is subject to:

●	proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions; and

●	full-ratchet adjustment in connection with a subsequent offering at a per share price less than the fixed conversion price then in effect.

Pursuant to the original terms of the Note, since during the fiscal quarter ending March 31, 2022, the Company (i) failed to process at least $750 million in transaction volume or (ii) had revenue that was less than $12 million, the Note’s fixed conversion price then in effect exceeded the greater of (x) the Note's $1.67 floor and (y) 140% of the market price as of April 1, 2022 (the “Adjustment Measuring Price”) on April 1, 2022, the fixed conversion price automatically adjusted to the Adjustment Measuring Price.

As part of the Restructuring Agreement, the Company agreed to allow for the conversion of up to $4.5 million of principal (together with any accrued and unpaid interest thereon) of the Note a conversion price equal to the lesser of (i) $2.40 and (ii) 97.5% of the lower of (x) the then in effect conversion price and (y) the lowest volume weighted average price of our common stock during the five trading days immediately prior to such conversion.

As part of the Exchange Agreement, the Company agreed to allow for the conversion of up to an additional $9.0 million of principal (together with any accrued and unpaid interest thereon) of the Note at a conversion price equal to 97.5% of the lower of (x) the then in effect conversion price and (y) the lowest volume weighted average price of our common stock during the five trading days immediately prior to such conversion.

1-Year Alternate Optional Conversion

At any time following the first anniversary of the issuance date of the Note, but only if the closing bid price of our common stock on the immediately prior trading day is less than $6.50, the holder of the Note shall have the option to convert, at such holder’s option, pro rata, up to $30 million of the principal amount of the Note (in $250,000 increments) at the “alternate optional conversion price,” which is equal to the lower of (i) the then in effect conversion price and (ii) the greater of (x).the Note’s $1.67 floor price or (y) 98% of the market price on the conversion date.

Alternate Event of Default Optional Conversion

If an event of default has occurred under the Note, the holder may alternatively elect to convert the Note (subject to an additional 15% redemption premium) at the “alternate event of default conversion price” equal to the lesser of:

●	the fixed conversion price then in effect; and

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the greater of:

●	the floor price; and

●	80% of the lowest volume weighted average price of our common stock during the five trading days immediately prior to such conversion.

Beneficial Ownership Limitation

The Note may not be converted, and shares of common stock may not be issued under the Note if, after giving effect to the conversion or issuance, the applicable holder of the Note (together with its affiliates, if any) would beneficially own in excess of 4.99% of the Company’s outstanding shares of common stock, which is referred to herein as the “Note Blocker”. The Note Blocker may be raised or lowered to any other percentage not in excess of 9.99% at the option of the applicable holder of Notes, except that any raise will only be effective upon 61 days’ prior notice to us.

Change of Control Redemption Right

In connection with a change of control of the Company, the holder may require us to redeem in cash all, or any portion, of the Notes at a 15% redemption premium to the greater of the face value, the equity value of our common stock underlying the Notes, and the equity value of the change of control consideration payable to the holder of our common stock underlying the Notes.

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

Events of Default

Under the terms of the first supplemental indenture, dated November 2, 2021, to an indenture, dated November 2, 2021, between the Company and Wilmington Savings Fund Society, FSB, as trustee (the “Base Indenture”), the events of default contained in the Base Indenture shall not apply to the Notes. Rather, the Notes contain standard and customary events of default including but not limited to: (i) the suspension from trading or the failure to list the Company’s common stock within certain time periods; (ii) failure to make payments when due under the Notes; and (iii) bankruptcy or insolvency of the Company.

If an event of default occurs, the holder may require us to redeem all or any portion of the Notes (including all accrued and unpaid interest and late charges thereon), in cash, at a 15% redemption premium to the greater of the face value and the equity value of the Company’s common stock underlying the Notes.

The equity value of the Company’s common stock underlying the Notes is calculated using the greatest closing sale price of the Company’s common stock on any trading day immediately preceding such event of default and the date the Company makes the entire payment required.

Company Optional Redemption Rights

At any time no event of default exists, the Company may redeem all, but not less than all, the Notes outstanding in cash all, or any portion, of the Notes at a 5% redemption premium to the greater of the face value and the equity value of the Company’s common stock underlying the Notes.

The equity value of the Company’s common stock underlying the Notes is calculated using the greatest closing sale price of the Company’s common stock on any trading day during the period commencing on the date immediately preceding such date the Company notifies the applicable holder of such redemption election and the date the Company makes the entire payment required.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SBA CARES Act Loans

On June 9, 2020, the Company entered into a 30-year loan agreement with the Small Business Administration (“SBA”) under the CARES Act in the amount of $149,900. The loan bears interest at 3.75% per annum and requires monthly principal and interest payments of $731 beginning June 9, 2021. Both the Chief Executive Officer and Chairman of the Company signed personal guarantees under this loan.

On May 8, 2020, the Company’s subsidiary, Charge Savvy executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic.

Pursuant to that certain Loan Authorization and Agreement, Charge Savvy borrowed an aggregate principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 8, 2021 (twelve months from the date of the SBA Loan) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan. In connection therewith, the Company also received a $10,000 grant, which does not have to be repaid. On Aug 24, 2021, Charge Savvy was granted an increase in loan principal in the amount of $350,000 on identical terms.

In connection therewith, Charge Savvy executed (i) loans for the benefit of the SBA, which contains customary events of default and (ii) a security agreements, granting the SBA a security interest in all tangible and intangible personal property of Charge Savvy, which also contains customary events of default.

10.	Series A Convertible Preferred Stock

On July 31, 2023, the Company issued 6,000 shares of Series A Preferred Stock in exchange for $4.297 million of the outstanding principal balance of the 8% senior convertible note due in 2024 and $1.703 million of accrued interest. See Note 9 – “Long-Term Debt” for further information. The Series A Preferred Stock has a stated value of $1,000 per share and a fair value of approximately $1,111 per share at issuance, as determined by third-party experts.

As of September 30, 2023, Preferred Stock consisted of the following:

	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A	15,000	6,000	$6,664	$6,900	3,000,000
	15,000	6,000	$6,664	$6,900	3,000,000

The holder of Series A Preferred Stock has the following rights and preferences:

Voting – The Series A Preferred Stock has no voting power and the holder of the Series A Preferred Stock has no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock.

Dividends – The holder of Series A Preferred Stock is entitled to receive dividends when and as declared by the Board of Directors, from time to time, in its sole discretion. Such dividends are not cumulative. No such dividends have been declared to date.

Liquidation – In the event of the voluntary or involuntary liquidation, dissolution or winding up of the Company, the holder of Series A Preferred Stock shall be entitled to receive in cash out of the assets of the Company, prior and in preference to any distribution of the proceeds of such liquidation event to the holders of common stock, an amount per share of Series A Preferred Stock equal to the greater of (A) 115% of the stated value of such share of Series A Preferred Stock plus all declared and unpaid dividends on such share of Series A Preferred Stock and (B) the amount per share such holder would receive if it converted such share of Series A Preferred Stock into common stock (at the Alternate Conversion Price, as defined below, then in effect) immediately prior to the date of such payment. If at any time, there is more than one holder of the Series A Preferred Stock, and the proceeds thus distributed among the holders of the Series A Preferred Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then the entire proceeds legally available for distribution shall be distributed ratably among the holders in proportion to the full preferential amount that each such holder is otherwise entitled to receive.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Redemption – Upon certain bankruptcy or insolvency-related events defined in the Company’s Certificate of Designations of Rights and Preferences of Series A Preferred Stock (the “Certificate of Designations”), the Company shall immediately redeem, in cash, each outstanding share of Series A Preferred Stock at a redemption price equal to the greater of (i) 115% of the stated value of such share of Series A Preferred Stock plus all declared and unpaid dividends on such share of Series A Preferred Stock and (ii) 115% of the greatest closing sale price of the number of shares of common stock into which such share of Series A Preferred Stock could be converted (at the lowest Alternate Conversion Price, as defined below, during the period commencing on the twentieth trading day immediately preceding the public announcement of the bankruptcy or insolvency-related event and ending on the date the Company makes the entire redemption payment) on any trading day during the period commencing on the date immediately preceding such bankruptcy or insolvency-related event and ending on the date the Company makes the entire redemption payment.

Upon a change of control of the Company (as defined in the Certificate of Designations), the holder of Series A Preferred Stock may require the Company to exchange its shares of Series A Preferred Stock for consideration equal to the greatest of (i) 115% of the stated value of such share of Series A Preferred Stock plus all declared and unpaid dividends on such share of Series A Preferred Stock, (ii) 115% of the greatest closing sale price of the number of shares of common stock into which such share of Series A Preferred Stock could be converted (at the Alternate Conversion Price, as defined below, then in effect) during the period beginning on the date immediately preceding the earlier to occur of (a) the consummation of the applicable change of control and (b) the public announcement of such change of control and ending on the date such holder delivers notice to the Company of its election, and (iii) the aggregate cash consideration and the aggregate cash value of any non-cash consideration per share of common stock that would be paid to the holder upon consummation of such change of control if it converted all of its shares of Series A Preferred Stock into common stock at the conversion price then in effect.

Conversion – Each share of Series A Preferred Stock is convertible, at the option of the holder, at any time after the date of issuance of such share, into shares of common stock either (i) at the fixed conversion price then in effect, which initially is $2.00 (subject to standard antidilution adjustments and adjustments as a result of subsequent issuances of securities where the effective price of the common stock is less than the then current fixed conversion price) or (ii) at the Alternate Conversion Price, as defined below. The Certificate of Designations also provides that in the event of certain “Triggering Events,” any holder may, at any time, convert any or all of such holder’s Series A Preferred Stock at a conversion rate equal to the product of (i) the Alternate Conversion Price and (ii) 115% of the value of the Preferred Stock subject to such conversion. “Triggering Events” include, among others, (i) a failure to timely deliver shares of common stock, upon a conversion, (ii) a suspension of trading on the principal trading market or the failure to be traded or listed on the principal market for five days or more, (iii) the failure to pay any dividend to the holders of Series A Preferred Stock when required, (iv) the failure to remove restrictive legends when required, (v) the Company’s default in payment of indebtedness in an aggregate amount of $2 million or more, (vi) proceedings for a bankruptcy, insolvency, reorganization or liquidation, which are not dismissed with 30 days, (vii) commencement of a voluntary bankruptcy proceeding, and (viii) final judgments against the Company for the payment of money in excess of $2 million. “Alternate Conversion Price” means the lower of (i) the applicable conversion price then in effect and (ii) the greater of (x) $0.24 and (y) 97.5% of the lowest volume weighted average price of the common stock during the five consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Stock Option Awards

The following table represents the employee stock option activity during the nine months ended September 30, 2023 and 2022.

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value

Outstanding at January 1, 2022	39,157	$50.07
Granted	3,682	36.60
Exercised	(1,242)	42.00
Forfeited or expired	(9,634)	65.60
Outstanding at September 30, 2022	31,963	$46.51	$49,248
Exercisable at September 30, 2022	31,963	$46.51	$49,248

Outstanding at January 1, 2023	31,963	$40.29
Granted	-	-
Exercised	-	-
Forfeited or expired	(1,820)	50.38
Outstanding at September 30, 2023	30,143	$46.27	$-
Exercisable at September 30, 2023	30,143	$46.27	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $3.02 and $9.80 as of September 30, 2023 and 2022, respectively, which would have been received by the option holders had all option holders exercised their options as of that date. As of September 30, 2023, there was no unrecognized compensation cost related to non-vested stock options.

The Company adopted the 2021 Restricted Stock Plan (the “2021 Restricted Stock Plan”) in November 2021, which provides for the grant of restricted stock awards and performance stock awards to executive officers, non-employee directors and other key employees of the Company. The 2021 Restricted Stock Plan provides for up to 500,000 shares of common stock. These awards will have such vesting or other provisions as may be established by the Board of Directors at the time of each award.

The following table represents the restricted stock award activity during the nine months ended September 30, 2023 and 2022.

	Non-vested Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	-
Granted	102,400	$19.40
Vested	(57,966)	21.61
Forfeited	-	-
Non-vested at September 30, 2022	44,434	16.52

Non-vested at January 1, 2023	66,728	$12.00
Granted	44,027	7.39
Vested	(62,672)	12.73
Forfeited	(16,617)	10.23
Non-vested at September 30, 2023	31,466	$7.88

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, during the nine months ended September 30, 2022, the Company issued 70,084 shares of common stock which vested immediately upon issuance to certain employees and outside service providers.

The Company recognized stock-based compensation expense in the amount of $0.3 million and $2.7 million for the nine months ended September 30, 2023 and 2022, respectively.

12.	Operating Leases

The Company leases office space at three locations in the United States (California, Florida and Massachusetts) and in one location in the European Union (Sofia, Bulgaria). On March 23, 2023, the Company executed a lease agreement for the Company headquarters office, commencing July 1, 2023 and terminating on December 31, 2028 with certain contingencies. The leased property provides for the continued operations and room for growth after the expiration of its prior headquarters sublease on June 30, 2023. The initial monthly rent is $45,593 in July 2023 for the Phase 1 premises.

In May 2023, the Company entered into a sublease for its Florida office space. In June 2023, the Company determined that the right-of-use asset for the original operating lease was impaired by approximately $100,000 and recorded an impairment loss which is included in general and administrative expenses.

The Company had operating lease expense of $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. The Company had operating lease expense of $0.8 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the weighted-average remaining lease term was 4.5 years and the weighted average discount rate was 12.2%.

Future minimum lease payments under the operating leases and reconciliation to the operating lease liability as of September 30, 2023 are as follows (in thousands):

Year	Amount
2023 (Remainder)	$192
2024	1,102
2025	1,161
2026	1,165
2027	883
Thereafter	878
Total lease payments	5,381
Less: imputed interest	(1,242)
Present value of total lease liabilities	4,139
Less: current lease liabilities	(572)
Long-term lease liabilities	$3,567

13.	Related Party Transactions

PrivCo

The Company repurchased, in two separate repurchase transactions each consisting of 1 million shares of common stock, an aggregate of 2 million shares owned by GreenBox POS LLC, a limited liability company, formed in the State of Washington, and controlled by Messrs. Errez and Nisan, both executive officers of the Company (“PrivCo”)). In October 2022, the Board unanimously ratified these two repurchase transactions between the Company and PrivCo. The Company repurchased 1,000,000 shares for a price per share of $5.59 (for total proceeds to PrivCo of $5.6 million) (the “First Repurchase”) and 1,000,000 shares for a price per share of $0.82 (for total proceeds to PrivCo of $820,000) (the “Second Repurchase”). The First Repurchase was based on the closing price of the common stock on November 24, 2021, and took place starting in February 2022 and ended in October 2022. The Second Repurchase was based on the closing price of the common stock on July 29, 2022, and was consummated in October 2022. The purpose of each of these transactions was to allow the Company to issue shares to new shareholders without increasing the Company’s shares outstanding.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Family Relationships

The Company employs two brothers of the Company’s Chief Executive Officer, Dan Nusonivich and Liron Nusonivich, who are paid approximately $200,000 and $110,000 per year, respectively. There are no family relationships between any of the other directors or executive officers and any other employees or directors or executive officers.

The Company did not pay any commissions to the related parties mentioned above for the three-month and nine-month periods ended September 30, 2023 and September 30, 2022, or the year ended December 31, 2022.

14.	Commitments and Contingencies

From time-to-time, the Company is involved in legal proceedings. The Company records a liability for those legal proceedings when it determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred, however, the amount cannot be reasonably estimated. From time to time, the Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company and its shareholders.

The following is a summary of our current outstanding litigation. Note that references to GreenBox POS are for historical purposes. GreenBox POS changed its name to RYVYL Inc. on October 13, 2022.

●

The Good People Farms, LLC (“TGPF”) - TGPF initiated an arbitration in the American Arbitration Association (“AAA”) on or about April 20, 2020, against the Company, Fredi Nisan, Ben Errez, MTrac Tech Corp., Vanessa Luna, and Jason LeBlanc (the “Defendants”). The complaint generally alleged that the TGPF Defendants improperly breached contracts and withheld funds. The action sought damages, including interest, an injunction, and costs of suit incurred. On January 15, 2021, the Company filed a counterclaim in AAA for fraud, intentional misrepresentation, breach of contract, breach of covenant of good faith and fair dealing, violation of California Business and Professions Code Section 17200, and accounting. The complaint generally alleged that TGPF fraudulently submitted transactions for processing that were not permissible within the terms of service and sought damages, including interest and costs of suit incurred. The individuals were dismissed from the arbitration. The parties attended binding arbitration in April 2023, and subsequently entered into a confidential settlement agreement.

●

On November 8, 2022, the Company filed a complaint against its former Chief Operating Officer Vanessa Luna, Luna Consultant Group, LLC and John Does 1 through 50 in San Diego Superior Court (the “Company Filing”). The Company is alleging that Ms. Luna abused her position for additional compensation by failing to follow proper protocols and shirked her responsibilities by scheming and maintaining alternative employment. The action seeks damages, including interest and costs of suit incurred. On November 10, 2022, Ms. Luna filed her own complaint against the Company and Fredi Nisan in San Diego Superior Court (the “Luna Filing”).  Ms. Luna alleges that Mr. Nisan used contract negotiations to coerce her, that the Company improperly coded transactions and misled investors, and that when her concerns were reported to management, she was wrongfully terminated, resulting in a number of claims.  Ms. Luna is seeking damages including compensatory damages, unpaid wages (past and future), loss of wages and benefits (past and future), expected damages, and other damages to be proven at trial. The Company denies all allegations. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims. The San Diego Superior Court consolidated the Company Filing and Luna Filing into a single proceeding, RYVYL v. Luna, on August 4, 2023.  The parties are currently in the discovery phase.

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

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●

On February 1, 2023, a purported class action lawsuit titled Cullen V. RYVYL Inc. fka Greenbox POS, Inc., et al., Case No. 3:23-cv-00185-GPC-AGS, was filed in the United States District Court for the Southern District of California against several defendants, including the Company and certain of our current and former directors and officers (the “Cullen Defendants”). The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between January 29, 2021, and January 20, 2023. The complaint generally alleges that the Cullen Defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (“Securities Act”) and Sections 10(b) and 20(a) of the Exchange Act by making false and/or misleading statements regarding the Company’s financial controls, performance and prospects. The action seeks damages, including interest, and the award of reasonable fees and costs to the putative class. The Company denies all allegations of liability and intends to vigorously defend against all claims. However, given the preliminary stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action. The Cullen Defendants have filed motions to dismiss, which are set for hearing on November 17, 2023.

●

On June 22, 2023, a shareholder derivative complaint was filed in the United States District Court for the Southern District of California against certain of the Company’s current and/or former officers and directors (“the Hertel Defendants”), Christy Hertel, derivatively on behalf of RYVYL Inc., f/k/a Greenbox POS v. Ben Errez et al., Case No. 3:23-CV-01165-GPC-SBC. On August 4, 2023, a second shareholder derivative complaint was filed in the United States District Court for the Southern District of California against the Hertel Defendants, Marcus Gazaway, derivatively on behalf of RYVYL Inc., f/k/a Greenbox POS v. Ben Errez et al., Case No. 3:23-CV-01425-LAB-BLM. Both derivative complaints generally allege that the Hertel Defendants failed to implement adequate internal controls that would prevent false and misleading financial information from being published by the Company and that controlling shareholders participated in overpayment misconduct resulting in violations of Sections 10(b), 14(a) and 20 of the Exchange Act and breached their fiduciary duties and, purportedly on behalf of the Company. The complaint seeks damages and contribution from the Hertel Defendants and a direction that the Company and the Hertel Defendants take actions to reform and improve corporate governance and internal procedures to comply with applicable laws. The Hertel Defendants deny all allegations of liability and intend to vigorously defend against all claims. However, given the preliminary stage of the lawsuits, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome of either case at this time.

Sale and Leaseback Agreement

On March 28, 2023, the Company’s subsidiary, Charge Savvy executed an agreement to sell and subsequently leaseback its property located in South Chicago Heights, Illinois. The Company and the buyer executed a Third Amendment to Purchase and Sale Agreement on October 3, 2023, and closing is anticipated to occur on or prior to November 30, 2023.

15.	Segment Reporting

The Company has organized its operations into two segments: North America, and International. These segments reflect the way the Company evaluates its business performance and manages its operations.

The Company’s CODM is its Chief Executive Officer. Management determined the operational data used by the CODM is that of the two reportable segments. Management bases strategic goals and decisions on these segments and the data presented below is used to measure financial results.

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management evaluates the performance of its segments and allocates resources to them based on operating income or (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		as restated		as restated
Revenue
North America	$12,488	$8,462	$32,330	$18,606
International	4,992	2,168	11,290	3,200
	$17,480	$10,630	$43,620	$21,806
Income (loss) from operations
North America	$(3,243)	$(2,424)	$(10,729)	$(17,832)
International	879	(702)	1,259	(1,237)
	$(2,364)	$(3,126)	$(9,470)	$(19,069)

Net income (loss)
North America	$(3,760)	$(14,974)	$(24,057)	$(31,974)
International	644	(910)	959	(1,245)
	$(3,116)	$(15,884)	$(23,098)	$(33,219)

Depreciation and amortization
North America	$495	$2,137	$1,415	$4,557
International	162	162	484	323
	$657	$2,299	$1,899	$4,880

	As of September 30, 2023	As of December 31, 2022
Long-lived assets, net
North America	$13,583	$14,236
International	20,057	20,951
	$34,090	$35,187

	As of September 30, 2023	As of December 31, 2022
Total assets
North America	$45,433	$50,528
International	74,831	47,129
	$120,264	$97,657

RYVYL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Subsequent Events

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

On July 27, 2022, the Company signed a letter of intent to acquire Fundstr UAB for its foreign exchange conversion and international payment capabilities and made a deposit payment of €685,000. During the process of acquisition due diligence to meet corporate governance requirements, the Company assigned its executed letter of intent to wholly owned subsidiary RYVYL EU on August 7, 2023. However, subsequent to September 30, 2023, the parties to the letter of intent verbally agreed to terminate the transaction, pending execution of a written agreement. The seller has agreed to return the deposit payment of €685,000.

On October 2, 2023, the Company submitted for filing a complaint against Sky Financial in San Diego Superior Court for breach of contract. The Company is alleging Sky Financial failed to perform all obligations, conditions, and promises required by it on its part to be performed in accordance with the terms and conditions of the Asset Purchase Agreement, dated as of March 30. 2022 (the “2022 Agreement”), between Sky Financial and the Company. Additionally, to the extent the Company’s 2019 Agreement with Sky Financial is implicated by Sky Financial’s failure to deliver acquired merchant accounts and ISO management portal access to the Company, either directly or through the incorporation by reference of the 2019 Agreement into the 2022 Agreement, the Company is also alleging Sky Financial has breached the 2019 Agreement. The action seeks damages, including interest and costs of suit incurred.

On November 2, 2023, the Company held its 2023 annual meeting of stockholders (the “2023 Annual Meeting”) at which meeting, the Company’s stockholders approved the Company’s 2023 Equity Incentive Plan. As set forth in the proxy statement for the 2023 Annual Meeting, filed with the SEC on September 21, 2023, the Board of Directors authorized and approved the termination of the Company’s 2020 Incentive and Nonstatutory Stock Option Plan (the “2020 Option Plan”); (ii) the Company’s 2021 Incentive and Nonstatutory Stock Option Plan (the “2021 Option Plan”); and (iii) the Company’s 2021 Restricted Stock Plan. At a meeting of the Board of Directors held on November 3, 2023, the Board of Directors confirmed the termination of the 2020 Option Plan, the 2021 Option Plan, and the 2021 Restricted Stock Plan so that no further awards can be made under any of those plans, provided that any awards outstanding will continue to be outstanding and in effect, until they are exercised, vest, or are terminated under the provisions of the applicable plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Report and other materials we have filed or may filed, as well as information included in our oral or written statements, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words, or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Report identify important matters or factors which you should consider in evaluating our forward-looking statements. These matters or factors include, among other things:

●	Our ability to effectively execute our business plan;

●	Our ability to manage our expansion, growth and operating expenses both domestically and internationally;

●	Our ability to comply with new regulations and compliance requirements that affect our business;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete and succeed in an evolving industry;

●	Our ability to respond and adapt to rapid changes in technology;

●	Our ability to identify and complete, acquisitions, post-acquisition integrations, dispositions and other strategic growth opportunities and initiatives;

●

Our ability to avoid or minimize risks related to the blockchain and cryptocurrency industry or changes in the regulatory environment and turmoil in the banking sector with respect to digital asset management; and

●	Our ability to protect our proprietary technology.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in our press releases) for other factors that may cause actual results to differ materially from those projected by us. For additional information regarding risk factors that could affect the our results, see “Risk Factors” beginning on page 13 of the 2022 Annual Report.

We intend the forward-looking statements to speak only as of the time of such statements and do not undertake or plan to update or revise such forward-looking statements as more information becomes available or to reflect changes in expectations, assumptions or results. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Report, could materially and adversely affect our results of operations, financial condition, liquidity, and future performance.

In this Report, unless the context otherwise requires, all references to “the Company,” “we,” “our”, “us” and “PubCo” refer to RYVYL Inc (formerly known as GreenBox POS Inc.), a Nevada corporation.

Unless the context otherwise requires, all references to “PrivCo” refer to GreenBox POS LLC, a limited liability company, formed in the state of Washington.

Our Management’s Discussion and Analysis and Results of Operations contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the SEC.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview – Organization and Name Changes

RYVYL Inc. is a financial technology company that develops, markets, and sells innovative blockchain-based payment solutions, which we believe offer significant improvements for the payment solutions marketplace. Our core focus is developing and monetizing disruptive blockchain-based applications, integrated within an end-to-end suite of financial products, capable of supporting a multitude of industries. Our proprietary, blockchain-based systems are designed to facilitate, record and store a virtually limitless volume of tokenized assets, representing cash or data, on a secured, immutable blockchain-based ledger.

The Company was formerly known as ASAP Expo, Inc. and was incorporated in the State of Nevada on April 10, 2007. On January 4, 2020, PubCo and PrivCo, entered into an Asset Purchase Agreement. On April 12, 2018, we acquired PrivCo’s blockchain gateway and payment system business, point of sale system business, delivery business, kiosk business, and bank and merchant accounts, as well as all intellectual property related thereto (the “GreenBox Business”). As consideration for the GreenBox Business, on April 12, 2018, we assumed PrivCo’s liabilities that were incurred in the normal course of the GreenBox Business.

On October 13, 2022, we changed our name to RYVYL Inc.

On March 31, 2022, we agreed to acquire a portfolio of merchant accounts from Sky Financial for $18.1 million. We paid $16.0 million in cash in March 2022 and issued 500,000 shares of restricted common stock on May 12, 2022. The entire amount tendered in both cash and stock was recorded as an intangible customer relationship asset. As of the date of the filing of this Report, we have not received the delivery of the acquired merchant list and the associated ISO management portal access. We charged off the entire purchase price in 2022. Also, during 2022, we suspended our reporting of revenue from the Sky Financial portfolio.

On April 1, 2022, we completed the acquisition of Transact Europe Holdings. Transact Europe EAD (“TEU”) is an European Union-regulated electronic money institution headquartered in Sofia, Bulgaria. TEU is a principal level member of Visa, a worldwide member of MasterCard, and a principal member of China UnionPay and is also part of the direct Single Euro Payments Area program. With a global footprint, proprietary payment gateway, and technology platforms, TEU offers a comprehensive portfolio of services and decades of industry experience. We paid approximately $28.8 million (€26.0 million) in total consideration for the purchase.

Recent Developments

Nasdaq Compliance

As previously reported in a Current Report on Form 8-K filed by the Company with the SEC on August 15, 2023, on August 3, 2023, we received a written notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) indicating that we had regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) but that the Staff of Nasdaq had also imposed a panel monitor, for a period of six months until February 3, 2024, pursuant to which the Staff of Nasdaq would promptly issue a Staff delisting determination, if we failed to comply with any Nasdaq listing standard during the six-month panel monitor period.

As also previously reported in a Current Report on Form 8-K filed by the Company on October 20, 2023, on October 19, 2023, we received a determination letter (the “Letter”) from the Staff of Nasdaq stating that we are not in compliance with the Market Value of Listed Securities (“MVLS”) Standard, since our common stock was below the $35 million minimum MVLS requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(2) and had not been at least $35 million for the previous 30 consecutive business days. As such, the Letter stated that the Staff would commence delisting proceedings against us. We have been provided with the right to appeal the Staff’s determination, and pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, we have filed such appeal by timely requesting a hearing (the “Hearing”) before a Nasdaq Hearing Panel (the “Hearing Panel”) and paying the applicable $20,000 fee. Our Hearing request has stayed the suspension action by the Staff pending the issuance of the Hearing Panel’s decision. Our common stock will remain listed on Nasdaq, pending the outcome of the Hearing. There can be no assurance that the Hearing Panel will decide in our favor with respect to such appeal. The Hearing Panel’s decision will determine the future of trading of our common stock.

Reverse Stock Split

On September 6, 2023, we filed a certificate of amendment to our amended and restated certificate of incorporation with the Secretary of State of the State of Nevada to effect a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the Company’s shares of common stock, par value $0.001 per share (the “common stock”). Such amendment and ratio were previously approved by the board of directors. Under Nevada Revised Statutes Section 78.207, stockholder approval of the Reverse Stock Split was not required because (i) both the number of authorized shares of the common stock and the number of issued and outstanding shares of the common stock were proportionally reduced as a result of the Reverse Stock Split; (ii) the Reverse Stock Split did not adversely affect any other class of stock of the Company; and (iii) the Company did not pay money or issue scrip to stockholders who would otherwise be entitled to receive a fractional share as a result of the Reverse Stock Split. As a result of the Reverse Stock Split, which was effective September 6, 2023, every ten shares of the Company’s pre-reverse split outstanding common stock were combined and reclassified into one share of common stock. Proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split. Any fractional shares of common stock resulting from the Reverse Stock Split were rounded up to the nearest whole share. All stock options outstanding and common stock reserved for issuance under the Company’s equity incentive plans outstanding immediately prior to the Reverse Stock Split were adjusted by dividing the number of affected shares of common stock by ten and, as applicable, multiplying the exercise price by ten. All share numbers, share prices, exercise prices, and per share amounts have been adjusted, on a retroactive basis to reflect this 1-for-10 Reverse Stock Split.

All share and per share amounts in this Report reflect the consummation of the Reverse Stock Split at a ratio of one share of common stock for each ten shares of common stock previously outstanding.

Approval of 2023 Equity Incentive Plan

On November 2, 2023, we held our 2023 annual meeting of stockholders (the “2023 Annual Meeting”), at which meeting our stockholders approved our 2023 Equity Incentive Plan. As set forth in the proxy statement for the 2023 Annual Meeting, filed with the SEC on September 21, 2023, the Board of Directors authorized and approved the termination of our 2020 Option Plan, 2021 Option Plan, and 2021 Restricted Stock Plan. At a meeting of the Board of Directors held on November 3, 2023, the Board of Directors confirmed the termination of the 2020 Option Plan, the 2021 Option Plan, and the 2021 Restricted Stock Plan so that no further awards can be made under any of those plans, provided that any awards outstanding will continue to be outstanding and in effect, until they are exercised, vest, or are terminated under the provisions of the applicable plan.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2023 (Unaudited) Compared to Three Months September 30, 2022 (Unaudited):

(Dollars in thousands)

	Three Months Ended September 30
	2023		2022		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			as restated
Revenue	$17,480	100.0%	$10,630	100.0%	$6,850	64.4%
Cost of revenue	10,800	61.8%	4,333	40.8%	6,467	149.3%
Gross profit	6,680	38.2%	6,297	59.2%	383	6.1%

Operating expenses:
Advertising and marketing	45	0.3%	438	4.1%	(393)	-89.7%
Research and development	1,315	7.5%	1,442	13.6%	(127)	-8.8%
General and administrative	3,041	17.4%	1,186	11.2%	1,855	156.3%
Payroll and payroll taxes	2,605	14.9%	2,385	22.4%	220	9.3%
Professional fees	1,234	7.1%	1,032	9.7%	202	19.6%
Stock compensation expense	147	0.8%	641	6.0%	(494)	-77.0%
Depreciation and amortization	657	3.8%	2,299	21.6%	(1,642)	-71.4%
Total operating expenses	9,044	51.7%	9,423	53.9%	(379)	-4.0%

Loss from operations	(2,364)	-13.5%	(3,126)	-17.9%	762	-24.4%

Other income (expense):
Interest expense	(65)	-0.4%	(1,802)	-17.0%	1,737	-96.4%
Interest expense - debt discount	(4,183)	-23.9%	1,632	15.4%	(5,815)	-356.3%
Loss on extinguishment and derecognition expense on conversion of convertible debt	(1,331)	-7.6%	(8,105)	-76.2%	6,774	83.6%
Changes in fair value of derivative liability	6,909	39.5%	(4,143)	-39.0%	11,052	-266.8%
Legal settlements expense	(1,929)	-11.0%	-	0.0%	(1,929)	n/a
Merchant fines and penalty income	-	0.0%	(368)	-3.5%	368	-100.0%
Other income or expense	(25)	-0.1%	63	0.6%	(88)	-139.9%
Total other income (expense)	(624)	-3.6%	(12,723)	-72.8%	12,099	-95.1%

Income (loss) before provision for income taxes	(2,988)	-17.1%	(15,849)	-90.7%	12,861	-81.1%

Provision for income taxes	128	0.7%	35	0.2%	93	268.6%

Net loss	$(3,116)	-17.8%	$(15,884)	-90.9%	$12,768	-80.4%

Revenue

Revenue increased by approximately $6.8 million, or 64.4%, to approximately $17.5 million for the three months ended September 30, 2023, from approximately $10.7 million for the three months ended September 30, 2022. The change in net revenue, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily attributable to significant growth in processing volume from our acquired businesses, RYVYL EU and American Samoa. North America revenue increased by 47%, from $8.5 million for the three months ended September 30, 2022 to $12.5 million for the three months ended September 30, 2023. International revenue increased over 100%, from $2.2 million in the three months ended September 30, 2022 to $5.0 million for the three months ended September 30, 2023.

Cost of Revenue

Cost of revenue increased by approximately $6.5 million, or 149.3%, to $10.8 million for the three months ended September 30, 2023, from approximately $4.3 million for the three months ended September 30, 2022. Payment processing consists of various processing fees paid to gateways, as well as commission payments to the ISOs responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. Cost of revenues increased due primarily to increased volume, resulting in higher processing fees paid to gateways, commission payments to ISOs, and cost of revenue of acquired businesses in the United States and the European Union.

Operating Expenses

Operating expenses decreased by approximately $0.4 million, or 4%, to approximately $9.0 million for the three months ended September 30, 2023, from approximately $9.4 million for the three months ended September 30, 2022. The decrease was due primarily to decrease in depreciation and amortization and stock compensation expense, offset by an increase in general and administrative expenses. The higher general and administrative expenses in the quarter ended September 30, 2023 was primarily attributable to non-recurring provision for credit losses on non-continuing legacy accounts.

Other Income (Expense)

Other expense totaled approximately $0.6 million for the three months ended September 30, 2023, compared to approximately $12.7 million for the three months ended September 30, 2022. Changes in the fair value of derivative liability amounted to a credit of approximately $6.9 million for the three months ended September 30, 2023 and a charge of approximately $4.1 million for the three months ended September 30, 2022. Interest expense for accretion of the debt discount related to the $100 million convertible note issued in November 2021 increased by $5.8 million. Additionally, we incurred a charge of approximately $1.3 million in the three months ended September 30, 2023, related to the conversion of debt and we recognized a loss of approximately $8.1 million in the three months ended September 30, 2022 in connection with the settlement of debt. We recorded expense of approximately $1.9 million related to non-recurring legal settlements in the three months ended September 30, 2023.

Nine Months Ended September 30, 2023 (Unaudited) Compared to Nine Months September 30, 2022 (Unaudited):

(Dollars in thousands)

	Nine Months Ended September 30
	2023		2022		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			as restated
Revenue	$43,620	100.0%	$21,806	100.0%	$21,814	100.0%
Cost of revenue	25,703	58.9%	11,343	52.0%	14,360	126.6%
Gross profit	17,917	41.1%	10,463	48.0%	7,454	71.2%

Operating expenses:
Advertising and marketing	153	0.4%	1,106	5.1%	(953)	-86.2%
Research and development	4,434	10.2%	5,300	24.3%	(866)	-16.3%
General and administrative	6,709	15.4%	4,332	19.9%	2,377	54.9%
Payroll and payroll taxes	8,232	18.9%	7,481	34.3%	751	10.0%
Professional fees	5,651	13.0%	3,704	17.0%	1,947	52.6%
Stock compensation expense	309	0.7%	2,729	12.5%	(2,420)	-88.7%
Depreciation and amortization	1,899	4.4%	4,880	22.4%	(2,981)	-61.1%
Total operating expenses	27,387	62.8%	29,532	135.4%	(2,145)	-7.3%

Loss from operations	(9,470)	-21.7%	(19,069)	-87.4%	9,599	-50.3%

Other income (expense):
Interest expense	(3,310)	-7.6%	(7,415)	-34.0%	4,105	-55.4%
Interest expense - debt discount	(9,626)	-22.1%	(11,540)	-52.9%	1,914	-16.6%
Loss on extinguishment and derecognition expense on conversion of convertible debt	(1,518)	-3.5%	(9,762)	-44.8%	8,244	84.4%
Changes in fair value of derivative liability	6,580	15.1%	14,592	66.9%	(8,012)	-54.9%
Legal settlements expense	(4,142)	-9.5%	-	0.0%	(4,142)	n/a
Merchant fines and penalty income	-	0.0%	(286)	-1.3%	286	n/a
Other income or (expense)	(1,474)	-3.4%	298	1.4%	(1,772)	-594%
Total other income (expense)	(13,490)	-30.9%	(14,113)	-64.7%	623	-4.4%

Loss before provision for income taxes	(22,960)	-52.6%	(33,182)	-152.2%	10,222	-30.8%

Provision for income taxes	138	0.3%	37	0.2%	101	270.1%

Net loss	$(23,098)	-53.0%	$(33,219)	-152.3%	$10,121	-30.5%

Revenue

Revenue increased by approximately $21.8 million, or 100%, to approximately $43.6 million for the nine months ended September 30, 2023, from approximately $21.8 million for the nine months ended September 30, 2022. The change in net revenue was primarily attributable to an increase in processing volume in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, and an increase in revenues from our acquired businesses including Charge Savvy, RYVYL EU and American Samoa. North America revenue increased by 74%, from approximately $18.6 million for the nine months ended September 30, 2022 to approximately $32.3 million for the nine months ended September 30, 2023. International revenue increased over 200%, from approximately $3.2 million in the nine months ended September 30, 2022 to approximately $11.3 million for the nine months ended September 30, 2023.

Cost of Revenue

Cost of revenue increased by approximately $14.4 million, or 126.6%, to approximately $25.7 million for the nine months ended September 30, 2023, from approximately $11.3 million for the nine months ended September 30, 2022. Payment processing consists of various processing fees paid to gateways, as well as commission payments to the ISOs responsible for establishing and maintaining merchant relationships, from which the processing transactions ensue. Cost of revenues increased due primarily to increased volume, resulting in higher processing fees paid to gateways, commission payments to ISOs, and cost of revenue of acquired businesses in the United States and the European Union.

Operating Expenses

Operating expenses decreased by approximately $2.1 million, or 7.3%, to approximately $27.4 million for the nine months ended September 30, 2023, from approximately $29.5 million for the nine months ended September 30, 2022. The decrease was due primarily to decreases in stock-based compensation expenses, depreciation and amortization expenses and advertising and marketing expenses for the nine months ended September 30, 2023, and was partially offset by increases in general and administrative and external professional expenses for legal and accounting services related to the restatement of prior period financial statements and non-recurring provision for credit losses on non-continuing legacy accounts.

Other Income (Expense)

Other expense decreased to approximately $13.5 million for the nine months ended September 30, 2023, from approximately $14.1 million for the nine months ended September 30, 2022. Changes in the fair value of derivative liability amounted to a credit of approximately $9.6 million for the nine months ended September 30, 2023 and a credit of approximately $11.5 million for the nine months ended September 30, 2022. Interest expense, including expense related to the accretion of the debt discount related to the $100 million convertible note issued in November 2021 decreased by approximately $6.0 million. Additionally, we incurred losses of approximately $1.5 million for the nine months ended September 30, 2023 and approximately $9.8 million in the nine months ended September 30, 2022, related to the conversion of debt. Other expense for the nine months ended September 30, 2023 also included approximately $1.2 million in carryover effects of financial statement restatements. Expenses of approximately $4.1 million attributable to non-recurring legal settlements were recognized in the nine-month period ended September 30, 2023.

Liquidity and Capital Resources

Our primary source of liquidity has historically been derived from raising capital through the issuance of debt or common stock. Our cash flow from operations has not historically been sufficient to cover our cash requirements.

Notwithstanding the net operating loss for the three months and nine months ended September 30, 2023, management believes that our current cash balance is sufficient to fund operations for at least one year from the date of this Report.

As previously reported in a Current Report on Form 8-K filed on July 26, 2023 with the SEC (the “July Form 8-K”), on July 25, 2023, we entered into the Exchange Agreement with an Investor which previously provided $100 million in convertible note financing to the Company, evidenced by a Note, which Note was originally due on November 5, 2023, and which Maturity Date was extended to November 5, 2024, pursuant to a Restructuring Agreement, dated as of August 16, 2022.

Under the terms of the Exchange Agreement, the Company and the Investor agreed to exchange in two separate Exchanges, an aggregate of $22.703 million of the outstanding principal and interest under the Note for 15,000 shares of a newly authorized series of our preferred stock designated as Series A Preferred Stock.

On July 31, 2023, pursuant to the terms of the Exchange Agreement, we closed the Initial Exchange and issued to the Investor 6,000 shares of Series A Preferred Stock in exchange for $4,297,000 of the outstanding principal balance of the Note and $1,703,000 of accrued interest.

The Initial Exchange was made in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

For more information on the provisions of the Exchange Agreement and the Leak-Out Agreement, also entered into by us and the Investor on July 25, 2023, please see the July Form 8-K and the exhibits filed therewith.

We may, in the future, seek to raise additional capital to fund growth, operations and other business activities, but such additional capital may not be available to us on acceptable terms, on a timely basis, or at all.

The following table summarizes our cash flows from operating, investing and financing activities (unaudited):

	Nine Months Ended September 30,
	2023	2022 (as restated)
	(dollars in thousands)
Cash provided by (used in) operating activities	$27,584	$(12,347)
Cash used in investing activities	(78)	(46,864)
Cash used in financing activities	(11)	(10,052)
Effect of exchange rate changes on cash	26	(1,410)
Cash acquired from acquisition of Transact Europe	-	18,677
Net increase (decrease) in cash, cash equivalents, and restricted cash	$27,521	$(51,996)

Operating Activities – For the nine months ended September 30, 2023, net cash provided by operating activities was $27.6 million. The cash provided by operating activities was primarily due to the timing of settlement of assets and liabilities.

Investing Activities – Net cash used in investing activities for the nine months ended September 30, 2022 primarily consisted of the acquisition of Transact Euro and Sky Financial. Investing activities for the nine months ended September 30, 2023 were negligible.

Financing Activities – Net cash used by financing activities primarily consisted of repurchases of common stock under treasury method of $4.0 million and repayment of convertible debt of $6.0 million for the nine months ended September 30, 2022. Financing activities for the nine months ended September 30, 2023 were negligible.

Critical Accounting Estimates

Management strives to report our financial results in a clear and understandable manner, although in some cases accounting and disclosure rules and principles are complex and require us to use technical terminology. In preparing the consolidated financial statements, we follow GAAP. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations as reflected in our financial statements. These judgments and estimates are based on past events and expectations of future outcomes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to among other things, the accounting for revenue recognition, stock-based compensation and the valuation of deferred taxes. Actual results may differ from our estimates. Our management continually reviews our accounting policies including how they are applied and how they are reported and disclosed in our financial statements. Below is a summary of our critical accounting estimates and how they are applied in preparation of the financial statements.

Revenue Recognition

ASC 606 outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies.

We recognize revenue when i) it is realized or realizable and earned, ii) there is persuasive evidence of an arrangement, iii) delivery and performance has occurred, iv) there is a fixed or determinable sales price, and v) collection is reasonably assured.

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

Cash Due from Gateways and Payment Processing Liabilities

Our primary source of revenues consists of payment processing services for our merchant clients. When a merchant makes a sale, the process of receiving the payment card information, engaging the banks for transferring the proceeds to the merchant’s account via digital gateways, and recording the transaction on a blockchain ledger are the activities for which we collect fees.

In 2023 and 2022 we utilized several gateways. The gateways have strict guidelines pertaining to scheduling of the release of funds to merchants based on several criteria, such as, among other things, return and chargeback history, associated risks for specific business verticals, and average transaction amounts. To mitigate processing risks, these policies determine reserve requirements and payment-in-arrears strategies. While reserve and payment-in-arrears restrictions are in effect for a merchant payout, we record gateway debt against these amounts until released.

Cash due from gateways balances presented in the accompanying consolidated balance sheets represent amounts due to us for transactions processed wherein the funds have not been distributed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the financial statement restatements as discussed elsewhere in this report, we have reassessed our conclusions regarding the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023, and December 31, 2022, and have determined that one or more material weaknesses exist in our internal control including a material weakness related to accounting for certain complex business transactions. We have engaged third-party technical accounting experts to support proper accounting for complex accounting transactions. As a result of the material weakness, our management concluded our disclosure controls and procedures were not effective as of September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022, and September 30, June 30, and March 31, 2022.

Changes in Internal Controls over Financial Reporting

We have implemented enhanced reconciliation reviews and reporting of our payment processing activities including gross volumes, fees assessment and return items in 2022 because of the restatement efforts. There were no other material changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the first quarter of the year ending December 31, 2023.

During the second quarter of 2023, our management identified an internal control deficiency over financial reporting primarily related to the segregation of duties. Our management recognizes that the segregation of duties within certain part of its accounting processes can be inadequate for our management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis, and that this deficiency is important enough to merit attention by our management.  Specifically, due to the size of the Company and the smaller nature of department teams, opportunities are currently limited to segregate duties, resulting in too few individuals having responsibility for the processing of certain financial information.

While we have designed and implemented, or expect to implement, measures that we believe address or will address this control deficiency, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and Audit Committee oversight. The improvement in our internal controls is a continuous process. We are currently remediating and plan to continue to mitigate the identified control deficiency through the redistribution of job responsibilities, by hiring additional senior accounting staff, and through the design and implementation of additional internal controls to promote adequate segregation of duties. We expect to incur additional costs as we continue to remediate this weakness and strengthen our controls.

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

The new procedures and internal controls, however, were not fully implemented as of September 30, 2023. The Company hired a new Chief Financial Officer, effective after the end of the quarter ended September 30, 2023, and is also conducting an on-going search for key management positions in critical control areas. In addition, management intends to initiate measures to immediately remediate the identified material weakness by implementing new procedures and internal controls. These measures include, but are not limited to, applying a more rigorous review of the monthly financial reporting processes to ensure that the performance of the control is evidenced through appropriate documentation, which is consistently maintained, and evaluating necessary changes to our formalized process to ensure key controls are identified, the control design is appropriate, and the necessary evidentiary documentation is maintained throughout the process.

Management has engaged a national recognized accounting firm to assist in accounting for certain complex business transactions, and has contracted with two highly experienced certified public accountants with significant experience as a Chief Financial Officer and Corporate Controller, respectively, to assure that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to Note 14, “Commitments and Contingencies” included in Part I, Item 1, “Condensed Consolidated Financial Statements (Unaudited)”.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1

Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on November 3, 2023).

3.2

Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on July 26, 2023).

3.3	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on September 6, 2023).
10.1	Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 26, 2023).
10.2	Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on July 26, 2023).
10.3	Amendment No. 1 to Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 18, 2023).
10.4	Amendment No. 2 to Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 28, 2023).
10.5	2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by the Company on November 7, 2023).
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RYVYL INC.
(Registrant)

Date: November 13, 2023	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ George Oliva
George Oliva
Chief Financial Officer (Principal Financial Officer)