Form 10-K
period 2023-12-31
RYVYL Inc.
filed 2024-03-26
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the 3,821,799 million shares of voting common stock held by non-affiliates of the registrant as of June 30, 2023 was $28,663,493 million based on the closing price of $7.50 per share of the registrant’s common stock as quoted on the Nasdaq Capital Market on that date.

As of March 22, 2024, the Registrant had 5,995,972 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) and other materials we have filed or may file, as well as information included in our oral or written statements, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Report identify important matters or factors which you should consider in evaluating our forward-looking statements. These matters or factors include, among other things:

●	Our ability to effectively execute our business plan;

●	Our ability to manage our expansion, growth and operating expenses both domestically and internationally;

●	Our ability to comply with new regulations and compliance requirements that affect our business;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete and succeed in an evolving industry;

●	Our ability to respond and adapt to rapid changes in technology;

●	Risks in connection with completed or potential acquisitions, post-acquisition integrations, dispositions and other strategic growth opportunities and initiatives;

●	Risks related to shareholders experiencing significant dilution if the 8% Senior convertible note due in 2025 in the principal amount of $19.2 million is repaid in stock;

●	Risks related to the blockchain and cryptocurrency industry or changes in the regulatory environment and turmoil in the banking sector with respect to digital asset management; and

●	Risks related to our dependence on our proprietary technology, which we may not be able to protect.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the Securities and Exchange Commission (the “SEC”) or in our press releases) for other factors that may cause actual results to differ materially from those projected by the Company. For additional information regarding risk factors that could affect the Company’s results, see “Risk Factors” beginning on page 13 of this Report, and as may be included from time-to-time in our reports filed with the SEC.

The Company intends the forward-looking statements to speak only as of the time of such statements and does not undertake or plan to update or revise such forward-looking statements as more information becomes available or to reflect changes in expectations, assumptions or results. The Company can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Report, could materially and adversely affect our results of operations, financial condition, liquidity, and our future performance.

In this Report, unless the context otherwise requires, all references to “the Company,” “we,” “our”, “us” and “PubCo” refer to RYVYL Inc (formerly known as GreenBox POS Inc.), a Nevada corporation.

Unless the context otherwise requires, all references to “PrivCo” or the “Private Company” refer to GreenBox POS LLC, a Washington limited liability company.

On September 6, 2023, the Company effected a reverse stock split of the Company’s shares of common stock, par value $0.001 (“Common Stock”) outstanding at a ratio of one-for-ten (the “Reverse Stock Split”). All share and per share information in this Report have been retroactively adjusted for all periods presented, unless otherwise indicated, to give effect to the Reverse Stock Split, including the financial statements and notes thereto.

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

On May 3, 2018, the Company formally changed its name to “GreenBox POS, LLC,” then subsequently changed its name to “GreenBox POS” on December 13, 2018. On October 13, 2022, GreenBox POS changed its name to “RYVYL Inc.”

On May 21, 2021, the Company acquired all of the outstanding stock of Northeast Merchant Systems, Inc. (“Northeast”) in a transaction treated as a business combination. Northeast is a merchant services company providing merchant credit card processing through its own Bank Identification Number with the acquiring bank, Merrick. This involves inside operations for new merchants that include sales assistance and applications processing, underwriting, and onboarding and inside operations for existing merchants include risk monitoring and customer service. Outside operations include equipment service or replacement; sales calls and applications; site inspections and identity verification; security verification; and on-site customer service and technical support.

On July 13, 2021 (the “Closing Date”), GreenBox POS entered into and closed on a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Charge Savvy LLC, an Illinois limited liability company (“Charge Savvy”), and Charge Savvy’s three members (collectively, the “Sellers”). One of the Sellers, Ken Haller, was an employee of the Company on the Closing Date. As a result of the Purchase Agreement, the Company purchased all of Charge Savvy’s issued and outstanding membership interests from the Sellers and Charge Savvy became a wholly owned subsidiary of the Company. The purchase price under the Purchase Agreement for the all-stock transaction consisted of 1,000,000 shares of the Company’s Common Stock being issued and delivered to Sellers in proportion to the Sellers’ share of their membership interests in Charge Savvy. The share price at issuance was $12.14. Charge Savvy is a fintech company specializing in developing software and providing payment processing and point-of-sale (“POS”) services to the merchant services industry. Charge Savvy also owned an approximately 64,000 square foot office building located in Chicago, Illinois, where it is headquartered.

On March 31, 2022, the Company acquired a portfolio of merchant accounts from Sky Financial & Intelligence LLC, a Wyoming limited liability company (“Sky Financial”) for $18,110,000. The Company paid $16,000,000 of cash in March 2022 and issued 500,000 shares of restricted common stock for the transaction on May 12, 2022.

On April 1, 2022, the Company completed the acquisition of Transact Europe Holdings OOD (“Transact Europe Holdings”). Transact Europe Holdings is the holding company of Transact Europe EAD (“TEU”). TEU formally changed its name to RYVYL EU on December 16, 2022. RYVYL EU is a European Union (“EU”) regulated electronic money institution headquartered in Sofia, Bulgaria. RYVYL EU is a Principal Level member of Visa, a worldwide member of MasterCard, and a principal member of China UnionPay. In addition, RYVYL EU is part of the direct Single Euro Payments Area (“SEPA”) program, a payment system enabling cashless payments across continental Europe. RYVYL EU provides complete payment solutions by offering acquiring, issuing of prepaid cards and agent banking, serving hundreds of clients. With a global footprint, proprietary payment gateway, and technology platforms, RYVYL EU offers a comprehensive portfolio of services and decades of industry experience. The Company paid approximately $28.8 million (€26.0 million) in total consideration for the purchase.

Our Business

Payment processing in the blockchain world only requires recording a ledger; there is no movement of money. Secure tokens are used where users need an immediate transaction, in a safe, private, and secure environment, and where traditional banks may not work effectively, like cross-border transactions or in under-banked verticals.

We generate revenue from payment processing services, licensing fees and equipment sales.

●

Our main source of revenue is payment processing. We generate revenue through various activities such as merchant services, banking services, card issuing, foreign exchange (“FX”), and Automated Clearing House (“ACH”) programs. We charge a percentage of each transaction's value and/or a fixed amount specified per each transaction or service. This revenue is recognized as soon as the respective transaction or service is performed. When a merchant makes a sale, we receive payment card information, engage banks to transfer the proceeds to the merchant's account via digital gateways and record the transaction on our blockchain ledger. We collect fees for all these activities.

●	Licensing revenue is paid in advance and is recorded as unearned income, which is amortized monthly over the period of the licensing agreement.

●	Equipment revenue is generated from the sale of POS products, which is recognized when goods are shipped.

We have three main products that are utilized by our customers:

a)	QuickCard Payment System is a comprehensive physical and virtual payment card processing management system, including software that facilitates off-ramp e-wallet management and fraud prevention.

b)

The Coyni Platform features a digital token supported by our blockchain technology. The Coyni Platform offers custodial assurance by utilizing unique blockchain technology in a closed-loop ecosystem, allowing for transparency, security, and flexibility.

c)	ChargeSavvy is our complete end-to-end POS solution, comprising both software and hardware for the restaurant and hospitality industry.

Our proprietary blockchain-based technology serves as the settlement engine for all transactions within our ecosystem. The blockchain ledger provides a robust and secure platform to log immense volumes of immutable transactional records in near real-time. Generally speaking, blockchain is a distributed ledger that uses digitally encrypted keys to verify, secure, and record details of each transaction conducted within an ecosystem. Unlike general blockchain-based systems, we use proprietary, private ledger technology to verify every transaction conducted within our ecosystem. The verification of transaction data comes from trusted partners, all of whom we have extensively vetted.

We facilitate all financial elements of our closed-loop ecosystem and act as the administrator for all related accounts. Using our blockchain ledger technology, we seek authorization and settlement for each transaction from Gateways to the issuing bank responsible for the credit/debit card and ACH used in the transaction. When the Gateway settles the transaction, our Gateway technology composes a chain of blockchain instructions to our ledger manager system.

When consumers use credit or debit cards to pay for transactions with merchants who use our ecosystem, the transaction starts with the consumer purchasing tokens from the Company. Tokens in this context are used represent and track the value or number of credits the consumer has received in the blockchain. These tokens are purchased or granted directly from the merchant's terminals or mobile app, and are immediately available for transactions. The issuance of tokens is accomplished when the Company loads a virtual wallet with a token, which then transfers credits to the merchant’s wallet on a dollar-for-dollar basis, after which the merchant releases its goods or services to the consumer. These transfers take place instantaneously and seamlessly, allowing the transaction experience to seem like any other ordinary credit or debit card transaction to the consumer and merchant.

While our blockchain ledger records transaction details instantaneously, the final settlement of each transaction can take days to weeks, depending upon contract terms between us and the Gateways we use, between us and our Independent Sales Organizations (“ISO”), and between us and/or our ISOs and merchants who use our services. In the case where the Gateways have not yet remitted funds to us pertaining to transactions already processed, we record those amounts as cash due from gateways, net – a current asset. Concurrently, we record a portion of the cash due from gateways as revenue and the remaining balance, which is due to merchants and ISOs, as payment processing liabilities, net – a current liability.

Our primary revenue drivers in fiscal year 2023 were the continuing growth of our merchant acquiring business utilizing our QuickCard System and geographic expansion in the European market and in American Samoa. We believe the RYVYL Platform is the most advanced technology released in the space to date. The latest installment of our technology, features the following new properties:

1.	Payment token and e-wallet platform;
2.	Banking as a service platform;
3.	Mobile POS software for retail;
4.	Dynamic business Application Programming Interfaces or APIs;
5.	RYVYL Blockchain as a service.

We believe our holistic end-to-end capabilities minimize user pain points in onboarding, transactions and offboarding.

In 2022, we launched a new kind of media to the mix: Secure Token Technology, called Coyni. This token is neither minted nor mined, but rather it is the equivalent of a contract (an asset class called Smart Contract). As such, Secure Token Technology has many advantages over tokens, and delivers on the features most sought after in the crypto payment space.

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

We believe our platform will be a top choice for banks, e-commerce, and consumers. It is also the only type of blockchain payment processing platform that the Office of the Comptroller of the Currency has authorized for use by banks in a similar fashion to ACH, Wire, and Swift. Because of Secure Token Technology, it is also very good as a custodial vehicle. We believe our platform is the obvious tool of choice, without any meaningful competition, for both transactional and custodial roles of currency, and will appeal to various stakeholders: consumers, merchants, banks, and regulators.

Competition

Although we believe there is currently no other company in the payment facilitator industry using, as we are, blockchain infrastructure, notable companies in the payment facilitator industry include PayPal, Stripe, and Square. With respect to banking services and corporate payouts, our competition includes conventional banking services, neobanks, and solution providers such as Wise. In the domain of international remittance and FX, there are key players such as Western Union, MoneyGram, and Currency Cloud. That said, in the business verticals we operate in, our solution package presents a compelling offering of cost effectiveness, faster settlement, greater privacy, and system security.

Customers

We currently process transactions for approximately 2,300 business customers in North America, Europe and Asia, and in over 25 industries, including, but not limited to, FX, retail, and e-commerce sectors. We do not rely on any one customer for more than 5% of our processing volume or revenue.

Employees and Human Capital

We currently have approximately 99 full-time employees. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be satisfactory.

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

Recent Developments

In February 2024, the Company transitioned its QuickCard product in North America away from terminal-based to app-based processing. This transition coincided with a change in our banking partner that was prompted by recent changes in the compliance environment and banking regulations. The unforeseen abrupt nature of the transition and slow initial adoption of the app-based product has led to a significant decline in processing volume in North America. This in turn has adversely affected revenue in the North America segment and, as a result, management anticipates consolidated revenue for the first quarter of 2024 will be down sequentially by approximately 30 percent overall, which is primarily attributable to this product transition. See Note 17, Subsequent Events, for additional information.

The temporary decline in revenue described above has adversely impacted the Company’s liquidity in its North America segment in the short term. As a result, management has determined that its cash and cash equivalents in the North America segment as of December 31, 2023, will not be sufficient to fund the segment’s operations and capital needs for the next 12 months from the issuance of this Report. Management’s intended plan over the next twelve months to address the temporary liquidity shortfall in the North America segment includes, but is not limited to, the following:

●	acceleration of the Company’s business development efforts to drive volumes in diversified business verticals;
●	the implementation of cost control measures to more effectively manage spending in the North America segment and right sizing the organization, where appropriate;
●

repatriation of offshore profits from the Company’s European subsidiaries, whose continued accelerated growth and generation of positive cash flow have already provided, and will continue to provide, an immediate and viable short-term source of capital during this product transition; and

●	a capital raise, which the Company intends to negotiate and consummate in the immediate term.

Management has assessed that its intended plan is appropriate and sufficient to address the liquidity shortfall in its North America segment. However, there can be no guarantee that we will be successful in implementing our plan or in acquiring additional funding, that our projections of our future capital needs will prove accurate, or that any additional funding will be sufficient to continue our operations in the North America segment. Refer to the “Going Concern” subsection within Note 2, Summary of Significant Accounting Policies, for additional information.

Logicquest Technology, Inc.

In April 2023, we executed a purchase agreement for 99.4 million shares of restricted common stock of Logicquest Technology, Inc., a Nevada corporation (“Logicquest”) representing ownership of 99.1% of Logicquest, 48 shares of Series C Convertible Non-Redeemable Preferred Stock of Logicquest, and 10 shares of Series D Convertible Non-Redeemable Preferred Stock of Logicquest, in exchange for an aggregate purchase price of $225,000. Logicquest was a shell company (as defined in Rule 12b-2 of the Exchange Act) quoted on the Over-the-Counter Pink Open Market under the symbol “LOGQ” and is required to file reports and other information with the SEC pursuant to the Exchange Act. In June 2023, we merged the assets of Coyni, Inc., a wholly-owned subsidiary of the Company, and Logicquest, with Logicquest as the surviving entity. Subsequently, Logicquest changed its name to Coyni, Inc. (“Coyni PubCo”). In the fourth quarter of 2023, the Company amended the share purchase agreement to reflect 98 million shares of restricted common stock of Logicquest, 48 shares of Series C Convertible Non-Redeemable Preferred Stock of Logicquest, and 10 shares of Series D Convertible Non-Redeemable Preferred Stock of Logicquest, in exchange for an aggregate purchase price of $225,000. In accordance with ASC 805, Business Combinations, this transaction was accounted for as an asset acquisition and the acquired assets are included in the consolidated financial statements of the Company as of December 31, 2023.

As previously disclosed, the Company originally intended  to transfer the Coyni Platform assets, which are owned by the Company, into Coyni PubCo, and subsequently spin-off Coyni PubCo into a new publicly traded entity. However, we subsequently determined that it was in the best interest of the Company and its shareholders to retain the Coyni Platform at the Company to expand payment processing and banking-as-a-service solutions. As such, management no longer plans to pursue a spin-off of Coyni PubCo.

Issuance of Convertible Note

On November 8, 2021, we sold and issued, in a registered direct offering, an 8% Senior convertible note, originally due November 3, 2023, and subsequently extended to April 5, 2025, in the aggregate original principal amount of $100 million (the “Note”). The Note had an original issue discount of sixteen percent (16%) resulting in gross proceeds to us of $84 million. The Note was sold pursuant to the terms of a Securities Purchase Agreement, dated November 2, 2021, between us and the investor in the Note (the “Investor”).

The Note was issued on November 8, 2021, pursuant to an indenture dated November 2, 2021 between us and Wilmington Savings Fund Society, FSB, as trustee (the “Base Indenture”), as supplemented by a first supplemental indenture thereto, dated November 2, 2021, relating to the Notes (the “First Supplemental Indenture” and the Base Indenture as supplemented by the First Supplemental Indenture, the “First Indenture”). The terms of the Note include those provided in the First Indenture and those made part of the First Indenture by reference to the Trust Indenture Act.

First Exchange Agreement

On July 25, 2023, the Company entered into an Exchange Agreement (the “First Exchange Agreement”) under which the Company and the Investor agreed to exchange (the “Series A Exchanges”), in two separate exchanges, an aggregate of $22.703 million of the outstanding principal and interest under the Note for 15,000 shares of a newly authorized series of preferred stock of the Company designated as Series A Preferred Convertible Stock (the “Series A Preferred Stock”), the terms of which are set forth in a Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock of RYVYL, Inc. (the “Series A Certificate of Designations”), which the Company filed with the Nevada Secretary of State prior to the initial issuance of the Series A Preferred Stock.

On July 31, 2023, pursuant to the terms of the First Exchange Agreement, the Company closed the initial exchange (the “Initial Series A Exchange”) and issued 6,000 shares of Series A Preferred Stock in exchange for $4.297 million of the outstanding principal balance of the Note and $1.703 million of accrued interest. Additionally, upon satisfaction of all applicable closing conditions, including, without limitation, the Company having obtained any stockholder approval required for the consummation of the transactions and the issuance of the Common Stock issuable upon the conversion of all of the shares of Series A Preferred Stock (unless waived by the applicable other party), in the final exchange (the “Final Series A Exchange”), the parties agreed to exchange the remaining $16.703 million of outstanding principal balance subject to the Series A Exchanges for 9,000 shares of Series A Preferred Stock on a date mutually agreed to by the Company and the Investor.

As part of the First Exchange Agreement, the Company also agreed to allow for the conversion of up to an additional $9.0 million of principal (together with any accrued and unpaid interest thereon) of the Note at a conversion price equal to 97.5% of the lower of (x) the then in effect conversion price and (y) the lowest volume weighted average price of the Company’s Common Stock during the five trading days immediately prior to such conversion; and the Investor agreed to waive any interest that would otherwise accrue on the Note during the period commencing on April 1, 2023 through, and including, December 31, 2023.

Second Exchange Agreement

Under the terms of the First Exchange Agreement, a final closing was to be held upon which the Investor was to exchange an additional $16.703 million of principal of the Note into 9,000 shares of Series A Preferred Stock (the “Unissued Series A Preferred Stock”) which shares of Unissued Series A Preferred Stock were convertible into shares of Common Stock, in accordance with the terms of the Series A Certificate of Designations.

On November 27, 2023, the Company entered into an Exchange Agreement (the “Second Exchange Agreement”) with the Investor under which the Company and the Investor agreed to exchange (the “Series B Exchange”), (i) all of the existing shares of Series A Preferred Stock issued to the Investor in the Initial Series A Exchange, (ii) the right to exchange the shares of Unissued Series A Preferred Stock for an additional $16.703 million of principal of the Note, and (iii) $60.303 million of the outstanding principal under the Note for 55,000 shares of a newly authorized series of preferred stock of the Company designated as Series B Preferred Convertible Stock (the “Series B Preferred Stock”), the terms of which are set forth in a Certificate of Designations of Rights and Preferences of Series B Convertible Preferred Stock of RYVYL Inc. (the “Series B Certificate of Designations”), which the Company filed with the Nevada Secretary of State prior to the initial issuance of any shares of Series B Preferred Stock. The Series B Preferred Stock is further described in Note 10, Convertible Preferred Stock. As additional consideration for the Series B Exchange, the Company has also agreed to make a cash payment to the Investor in the amount of $3.0 million. As part of the Second Exchange Agreement, the Investor also agreed to forbear from requiring the repayment of the Note (to the extent such repayment obligation arises solely as a result of the occurrence of the maturity date and not with respect to any event of default or redemption rights in the Note or pursuant to the Indenture (as such term is defined in the Second Exchange Agreement)) during the period commencing on November 5, 2024 through, and including, April 5, 2025; and to extend the waiver of payment of interest under the Note through July 1, 2024.

On November 29, 2023, the Company closed the Series B Exchange, pursuant to which the Company issued to the Investor 55,000 shares of Series B Convertible Preferred Stock and paid the Investor a cash payment in the amount of $3.0 million, in exchange for 6,000 shares of Series A Convertible Preferred Stock previously issued to the Investor, the right to exchange the shares of Unissued Series A Preferred Stock for an additional $16.703 million of principal of the Note, and the reduction of principal of the Note in the aggregate amount of $60.303 million.

Ranking

The Note is the senior unsecured obligations of the Company and not the financial obligations of our subsidiaries. Until such date as the principal amount of the Note is $5 million or less, all payments due under the Note will be senior to all other indebtedness of the Company and/or any of our subsidiaries.

Maturity Date

Under its original terms, unless earlier converted, or redeemed, the Note was to mature on November 3, 2023, the second anniversary of their issuance date, which we refer to herein as the “Maturity Date”, subject to the right of the investors to extend the date:

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

As part of the Restructuring Agreement entered into with the Investor on August 16, 2022 (the “Restructuring Agreement”), the Company obtained a forbearance of the Maturity Date from November 5, 2023 to November 5, 2024. As part of the Second Exchange Agreement entered into with the Investor on November 27, 2023, the Company obtained a further forbearance of the Maturity Date from November 5, 2024 to April 5, 2025.

Interest

The Note bears interest at the rate of 8% per annum (a) shall commence accruing on the date of issuance, (b) shall be computed on the basis of a 360-day year and twelve 30- day months and (c) shall be payable in cash quarterly in arrears on the first trading day of each calendar quarter or otherwise in accordance with the terms of the Note. If the holder elects to convert or redeem all or any portion of a Note prior to the Maturity Date, all accrued and unpaid interest on the amount being converted or redeemed will also be payable. If we elect to redeem all or any portion of a Note prior to the Maturity Date, all accrued and unpaid interest on the amount being redeemed will also be payable. The interest rate of the Note will automatically increase to 15% per annum upon the occurrence and continuance of an event of default (See —“Events of Default” below).

Subject to the satisfaction of certain equity conditions, the terms of the Restructuring Agreement require the holder to voluntarily convert certain interest payments when due under the Note at 95% of the lower of (i) the then in effect conversion price and (ii) the lowest volume weighted average price of our common stock during the five trading days immediately prior to such conversion.

As part of the First Exchange Agreement, the Investor agreed to waive any interest that would otherwise accrue on the Note during the period commencing on April 1, 2023 through, and including, December 31, 2023. As part of the Second Exchange Agreement, the Investor agreed to extend the waiver of payment of interest under the Note through July 1, 2024.

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

Pursuant to the original terms of the Note, since during the fiscal quarter ending March 31, 2022, the Company (i) failed to process at least $750 million in transaction volume or (ii) had revenue that was less than $12 million, the Note’s fixed conversion price then in effect exceeded the greater of (x) the Note's $1.67 floor and (y) 140% of the market price as of April 1, 2022 (the “Adjustment Measuring Price”), on April 1, 2022, the fixed conversion price automatically adjusted to the Adjustment Measuring Price.

As part of the Restructuring Agreement, the Company agreed to allow for the conversion of up to $4.5 million of principal (together with any accrued and unpaid interest thereon) of the Note at a conversion price equal to the lesser of (i) $2.40 and (ii) 97.5% of the lower of (x) the then in effect conversion price and (y) the lowest volume weighted average price of our Common Stock during the five trading days immediately prior to such conversion.

As part of the First Exchange Agreement, the Company agreed to allow for the conversion of up to an additional $9.0 million of principal (together with any accrued and unpaid interest thereon) of the Note at a conversion price equal to 97.5% of the lower of (x) the then in effect conversion price and (y) the lowest volume weighted average price of our Common Stock during the five trading days immediately prior to such conversion.

1- Year Alternate Optional Conversion

At any time following the first anniversary of the issuance date of the Note, but only if the closing bid price of our Common Stock on the immediately prior trading day is less than $6.50, each holder of the Note shall have the option to convert, at such holder’s option, pro rata, up to $30 million of the principal amount of the Note (in $250,000 increments) at the “alternate optional conversion price, which is equal to the lower of (i) the then in effect conversion price and (ii) the greater of (x) the Note’s $1.67 floor price or (y) 98% of the market price on the conversion date.

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

Beneficial Ownership Limitation

The Note may not be converted, and shares of Common Stock may not be issued under the Note if, after giving effect to the conversion or issuance, the applicable holder of the Note (together with its affiliates, if any) would beneficially own in excess of 4.99% of our outstanding shares of Common Stock, which we refer to herein as the “Note Blocker”. The Note Blocker may be raised or lowered to any other percentage not in excess of 9.99% at the option of the applicable holder of the Note, except that any raise will only be effective upon 61-days’ prior notice to us.

Change of Control Redemption Right

In connection with a change of control of the Company, each holder may require us to redeem in cash all, or any portion, of the Note at a 15% redemption premium to the greater of the face value, the equity value of our Common Stock underlying the Note and the equity value of the change of control consideration payable to the holder of our Common Stock underlying the Note.

The equity value of our Common Stock underlying the Note is calculated using the greatest closing sale price of our Common Stock during the period immediately preceding the consummation or the public announcement of the change of control and ending the date the holder gives notice of such redemption.

The equity value of the change of control consideration payable to the holder of our Common Stock underlying the Note is calculated using the aggregate cash consideration and aggregate cash value of any non-cash consideration per share of our Common Stock to be paid to the holders of our Common Stock upon the change of control.

Events of Default

Under the terms of the First Supplemental Indenture, the events of default contained in the Base Indenture shall not apply to the Note. Rather, the Note contains standard and customary events of default including but not limited: (i) the suspension from trading or the failure to list our Common Stock within certain time periods; (ii) failure to make payments when due under the Note; and (iii) bankruptcy or insolvency of the Company.

If an event of default occurs, each holder may require us to redeem all or any portion of the Note (including all accrued and unpaid interest and late charges thereon), in cash, at a 15% redemption premium to the greater of the face value and the equity value of our Common Stock underlying the Note.

The equity value of our Common Stock underlying the Note is calculated using the greatest closing sale price of our Common Stock on any trading day immediately preceding such event of default and the date we make the entire payment required.

Company Optional Redemption Rights

At any time no event of default exits, we may redeem all, but not less than all, the Note outstanding in cash all, or any portion, of the Note at a 5% redemption premium to the greater of the face value and the equity value of our Common Stock underlying the Note.

The equity value of our Common Stock underlying the Note is calculated using the greatest closing sale price of our Common Stock on any trading day during the period commencing on the date immediately preceding such date the Company notifies the applicable holder of such redemption election and the date we make the entire payment required.

Corporate Information

Our principal executive offices are located at 3131 Camino Del Rio North, Suite 1400, San Diego, CA 92108. Our telephone number is (619) 631-8261. The address of our website is www.ryvyl.com. The inclusion of our web address in this Report does not include or incorporate by reference the information on our website into this Report.

Item 1A. Risk Factors

The following describes material risks, uncertainties, and other factors that could have a material effect on us and our operations. The risks described below may not be the only risks we face, as our business and operations may also be subject to risks that we do not yet know of, or that we currently believe are immaterial. If any of the events or circumstances described below actually occur, our business, financial condition, results of operations or cash flow could be materially and adversely affected and the trading price of our common stock could decline. The following risk factors should be read in conjunction with the other information contained herein, including the financial statements and the related notes. An investment in our securities involves a high degree of risk.

Risks Related to Our Business and Industry

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

As of December 31, 2023, our executive officers, directors, and shareholders who owned more than 5% of our outstanding Common Stock, in the aggregate, beneficially owned 2,229,819 shares of Common Stock representing approximately 36% of our outstanding capital stock. As a result, if these shareholders were to choose to act together, they would be able to control substantially all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other shareholders may desire.

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

From time to time in the normal course of our business operations, we may become subject to litigation involving intellectual property, data privacy and security, consumer protection, commercial disputes and other matters that may negatively affect our operating results if changes to our business operation are required. We may also be subject to a variety of claims including product warranty, product liability, and consumer protection claims related to product defects, among other litigation. We may also be subject to claims involving health and safety, other environmental impacts, or service disruptions or failures. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. In addition, insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby adversely affecting our results of operations and resulting in a reduction in the trading price of our stock.

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

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, have and could in the future, adversely affect our business, financial condition, results of operations, or prospects.

The funds in our accounts are held in banks or other financial institutions. Our funds held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

Our business is dependent on our strategic banking relationships to process our electronic transactions. If we are unable to secure or retain a banking partner due to market conditions in the financial services industry, our financial condition will be materially affected.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business is dependent on our strategic banking relationships to process our electronic transaction. Our business and our relationships with banking partners has been and may in the future, be adversely impacted by these developments in ways that we cannot predict at this time. There may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

In February 2024, the Company transitioned its QuickCard product in North America away from terminal-based to app-based processing. This transition coincided with a change in our banking partner that was prompted by recent changes in the compliance environment and banking regulations. The unforeseen abrupt nature of the transition and slow initial adoption of the app-based product has led to a significant decline in processing volume in North America. This in turn has adversely affected revenue in the North America segment and, as a result, management anticipates consolidated revenue for the first quarter of 2024 will be down sequentially by approximately 30 percent overall, which is primarily attributable to this product transition. See Note 17, Subsequent Events, for additional information.

As a result of the developments described above, the Company’s liquidity in its North America segment has been adversely impacted in the short term. In direct response, management has devised a plan, which it has assessed as appropriate and sufficient to address the liquidity shortfall in the North America segment. Refer to the “Going Concern” subsection within Note 2, Summary of Significant Accounting Policies, for details of management’s intended plan and further assessment.

Risks Related to Our Financial Position and Need for Capital

Our financial statements may be materially affected if our estimates prove to be inaccurate as a result of our limited experience in making critical accounting estimates.

Financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) require the use of estimates, judgments, and assumptions that affect the reported amounts. Actual results may differ materially from these estimates under different assumptions or conditions. These estimates, judgments, and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required. In addition, because we have limited to no operating history and limited experience in making these estimates, judgments, and assumptions, the risk of future charges to income may be greater than if we had more experience in these areas. Any such charges could significantly harm our business, financial condition, results of operations, and the price of our securities.

The restatement of our historical financial statements has consumed a significant amount of our time and resources and may continue to do so.

As further described in Note 3 to the consolidated financial statements, we have restated our consolidated financial statements for the therein. The restatement process was highly time and resource-intensive and involved substantial attention from management, as well as significant legal and accounting costs. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or The Nasdaq Stock Market LLC (“Nasdaq”) regarding our restated consolidated financial statements or matters relating thereto.

Any future inquiries from the SEC or Nasdaq as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

Further, many companies that have been required to restate their historical financial statements have experienced a decline in stock price and stockholder lawsuits related thereto.

Our financial statements may be materially affected as a result of material weaknesses in internal accounting controls.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and Nasdaq rules and regulations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. We must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in this Report, as required by Section 404 of the Sarbanes-Oxley Act (“Section 404”). This requires significant management efforts and requires us to incur substantial professional fees and internal costs to expand our accounting and finance functions. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, as and when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies or material weaknesses, including the material weakness described below, or that may require prospective or retroactive changes to our financial statements, or may identify other areas for further attention or improvement. Furthermore, we cannot be certain that our efforts will be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring.

We have identified control deficiencies in the design and implementation of our internal control over financial reporting that constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of the period including management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our stock. The material weakness that was identified, which relates to internal control over financial reporting, is as follows:

●

Currently, management does not have a complete process in place to fully reconcile the transactions between its operating system (a Company-developed platform) and its general ledger system, at the individual transaction level. This deficiency hampers the Company’s ability to timely and accurately identify differences that may require adjustment to its consolidated financial statements.

As described in Item 9A of Part II of this Report, management is in the process of remediating the deficiency described above and intends to take any additional actions as may be deemed appropriate to further strengthen the Company’s internal control over financial reporting. However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In the future, we may identify additional material weaknesses that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate such material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

We may require additional financing to sustain or grow our operations. Raising additional capital may cause dilution to our existing stockholders and investors, restrict our operations or require us to relinquish rights to our products and/or product candidates on unfavorable terms to us.

We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings, collaborations, strategic alliances, and marketing or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or through the issuance of shares under other types of contracts, or upon the exercise or conversion of outstanding options, warrants, convertible debt or other similar securities, the ownership interests of our stockholders will be diluted, and the terms of such financings may include liquidation or other preferences, anti-dilution rights, conversion and exercise price adjustments and other provisions that adversely affect the rights of our stockholders, including rights, preferences and privileges that are senior to those of our holders of Common Stock in terms of the payment of dividends or in the event of a liquidation. In addition, debt financing, if available, could include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends and may require us to grant security interests in our assets. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, product or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may need to curtail or cease our operations.

Our growth will be dependent on our ability to access additional equity and debt capital. We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings, collaborations, and strategic alliances. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or through the issuance of shares under other types of contracts, or upon the exercise or conversion of outstanding options, warrants, convertible debt or other similar securities, the ownership interests of our stockholders will be diluted, and the terms of such financings may include liquidation or other preferences, anti-dilution rights, conversion and exercise price adjustments and other provisions that adversely affect the rights of our stockholders, including rights, preferences, and privileges that are senior to those of our holders of Common Stock in terms of the payment of dividends or in the event of a liquidation. In addition, debt financing, if available, could include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require us to grant security interests in our assets. If we raise additional funds through collaborations, strategic alliances, or marketing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, products, and services. If we are unable to raise additional funds through equity or debt financing when needed, we may need to curtail or cease our operations.

We may not realize the anticipated benefits of acquisitions or investments in joint ventures, or those benefits may be delayed or reduced in their realization.

Acquisitions and investments are likely to be a component of our growth and the development of our business in the future. Acquisitions can broaden and diversify our product concepts. In reviewing potential acquisitions or investments, we target assets or companies that we believe offer attractive products or offerings, the ability for us to leverage our offerings, competencies, or other synergies.

The combination of two or more independent businesses is a complex, costly, and time-consuming process that will require significant management attention and resources. The integration process may disrupt the businesses and, if implemented ineffectively, would limit the expected benefits of the acquisition. The failure to meet the challenges involved in integrating businesses and realizing the anticipated benefits could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations. The overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

●	the diversion of management’s attention to integration matters;

●	difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from the combination;

●	potential challenges in obtaining requisite government regulatory approvals;

●	difficulties in the integration of operations and systems; and

●	conforming standards, controls, procedures, accounting and other policies, business cultures, and compensation structures between the two companies.

We cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to market our products more effectively, develop our competencies or to grow our business. In some cases, we expect that the integration of the companies that we may acquire into our operations will create production, marketing and other operating, revenue or cost synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we may acquire or invest in companies that we believe have strong and creative management, in which case we may plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies will continue to work for us after the acquisition or that they will develop popular and profitable products or services in the future. We cannot guarantee that any acquisition or investment we may make will be successful or beneficial, and acquisitions can consume significant amounts of management attention and other resources, which may negatively impact other aspects of our business.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control, which could cause fluctuations in the price of our securities.

We are subject to the following factors that may negatively affect our operating results:

●	our ability to upgrade and develop our systems and infrastructure to accommodate growth;

●	our ability to attract and retain key personnel in a timely and cost-effective manner;

●	technical difficulties;

●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure;

●	our ability to identify and enter into relationships with appropriate and qualified third-party providers for necessary development and manufacturing services;

●	regulation by federal, state, or local governments;

●	banking industry turmoil and headwinds in the digital asset space; and

●	general economic conditions, as well as economic conditions specific to the entertainment, theme park, party items, arts and crafts, and packaging industries.

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

Risks Related to Cybersecurity, Information Technology, and Intellectual Property

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

Further, in the normal course of our business, we collect, store and transmit proprietary and confidential information regarding our customers, employees, and others, including personally identifiable information. An operational failure or breach of security from increasingly sophisticated cyber threats could lead to loss, misuse or unauthorized disclosure of this information about our employees or customers, which may result in regulatory or other legal proceedings, and have a material adverse effect on our business. We also may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Any such attacks or precautionary measures taken to prevent anticipated attacks may result in increasing costs, including costs for additional technologies, training and third-party consultants. The losses incurred from a breach of data security and operational failures as well as the precautionary measures required to address this evolving risk may adversely impact our financial condition, results of operations and cash flows.

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

Risks Related to Owning Our Common Stock

We are subject to increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. The Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and as a result of the new corporate governance and executive compensation related rules, regulations and guidelines prompted by the Dodd-Frank Act and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations made it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs in the future to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and our trading volume could decline.

The trading market for our Common Stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. While we currently have certain analyst coverage, if one or more of the analysts who cover us downgrade our Common Stock or publish inaccurate or unfavorable research about our business, our stock price could decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Common Stock could decrease, which might cause our stock price and trading volume to decline.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We have processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into our overall risk management systems, as overseen by our Board, primarily through its audit committee. These processes also include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. We conduct risk assessments of certain third-party providers before engagement and have established monitoring procedures in an effort to assess and mitigate potential data security exposures originating from third parties. We from time to time engages third-party consultants, legal advisors, and audit firms in evaluating and testing our risk management systems and assessing and remediating certain potential cybersecurity incidents as appropriate.

Governance

Board of Directors

The audit committee of our Board oversees, among other things, the adequacy and effectiveness of our internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The audit committee is informed of material risks from cybersecurity threats pursuant to the escalation criteria as set forth in our disclosure controls and procedures. Further, at least once per quarter, our management team reports on cybersecurity matters, including material risks and threats, to the audit committee, and the audit committee provides updates to the Board at regular Board meetings. Our management team also provides updates annually or more frequently as appropriate to the Board.

Management

Under the oversight of the audit committee of the Board, and as directed by our Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”), the Head of IT is primarily responsible for the assessment and management of material cybersecurity risks and the Company’s annual security audits to meet the payment industry expectations. Our management team holds a regular cybersecurity and business continuity reviews to evaluate data security exposures, control effectiveness and necessary remediation actions. The Head of IT is also supported by a third-party IT consulting services provider who helps oversee our IT systems and provides cross-functional support for cybersecurity risk management and facilitates the response to any cybersecurity incidents.

Our Head of IT oversees our cybersecurity incident response plan and related processes that are designed to assess and manage material risks from cybersecurity threats. Our Head of IT also coordinates with our legal counsel and third parties, such as consultants and legal advisors, to assess and manage material risks from cybersecurity threats. Our management team is informed about the effectiveness of the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to criteria set forth in our incident response plan and related processes.

Our audit committee is responsible for overseeing the establishment and effectiveness of controls and other procedures, including controls and procedures related to the public disclosure of material cybersecurity matters. Our Head of IT, or a delegate, informs the COO of certain cybersecurity incidents that may potentially be determined to be material pursuant to escalation criteria set forth in our incident response plan and related processes. The COO is also primarily responsible for advising our CEO and Chief Financial Officer regarding cybersecurity disclosures in public filings. The COO also notifies the audit committee chair of any material cybersecurity incidents.

As of the date of this Report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this Report. For further discussion of the risks associated with cybersecurity incidents, see the cybersecurity risk factor included in the section entitled “Item 1A. Risk Factors” in this Report.

Item 2. Properties

We lease office space at four locations in the United States (California, Illinois, Massachusetts, and Florida) and one location in the EU (Sofia, Bulgaria). Our executive offices are located at 3131 Camino del Rio North, Suite 1400, San Diego, CA.

Item 3. Legal Proceedings

We are currently a party to, and may in the future be involved in, various litigation matters and legal claims. Refer to Note 15, Commitments and Contingencies, within Notes to the Consolidated Financial Statements for further information.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

Our Common Stock is traded on The Nasdaq Capital Market under the symbol “RVYL.”

Holders

As of March 25, 2024, there were 5,995,972 shares of Common Stock outstanding held by approximately 220 holders of record (not including an indeterminate number of beneficial holders of stock held in street name).

Dividends

There have been no cash dividends declared on our Common Stock, and we do not anticipate paying cash dividends in the foreseeable future. Dividends are declared at the sole discretion of our Board.

Securities Authorized for Issuance under Equity Compensation Plans

The Company maintains four stock-based compensation plans: the 2020 Incentive and Non-statutory Stock Option Plan (“2020 Plan”); the 2021 Incentive and Non-statutory Stock Option Plan (“2021 Plan”); the 2021 Restricted Stock Plan (“2021 RS Plan”); and the 2023 Equity Incentive Plan (“2023 Plan”). The 2023 Plan serves as the successor to the 2020 Plan, the 2021 Plan, and the 2021 RS Plan. The 2023 Plan became effective as of November 2, 2023. Outstanding awards under the 2020 Plan, the 2021 Plan, and the 2021 RS Plan continue to be subject to the terms and conditions of those respective plans. Since November 2, 2023, no additional awards have been nor will be granted in the future, under the 2020 Plan, the 2021 Plan, and the 2021 RS Plan. As of December 31, 2023, the total number of shares available for future issuance under the 2023 Plan is 79,953.

Issuer Repurchases of Common Stock

On January 6, 2022, we announced that the Board approved an increase of $10 million in its share repurchase program (the “Share Repurchase Program”), providing for the repurchase of a portion of our outstanding Common Stock for up to $15 million. We did not repurchase any shares during the year ended December 31, 2023. For the year ended December 31, 2022, we repurchased 268,376 shares at an aggregate cost of $9.7 million. These repurchases include two related party transactions in which we repurchased 200,000 shares of common stock held by PrivCo, as further described in Item 13 of this Report.

Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchases may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources.

Period	Total Number of Shares Purchased	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 to December 31, 2022	268,376	$39.40	268,376	$653,215

Total	268,376		268,376	653,215

Recent Issuance of Unregistered Securities

We had no sales of unregistered securities in 2023 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q other than following:

We issued a total of 4,890 unregistered shares of common stock for the year ended December 31, 2023.The shares were issued to (former) directors of the Board as compensation.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following results are for the years ended December 31, 2023 and 2022 (dollars in thousands, except per share data):

	Year Ended December 31,
	2023		2022		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue	$65,869	100.0%	$32,909	100.0%	$32,960	100.2%
Cost of revenue	40,157	61.0%	16,786	51.0%	23,372	139.2%
Gross profit	25,712	39.0%	16,123	49.0%	9,589	59.5%

Operating expenses:
Advertising and marketing	80	0.1%	1,337	4.1%	(1,257)	-94.0%
Research and development	5,757	8.7%	6,276	19.1%	(519)	-8.3%
General and administrative	8,678	13.2%	6,603	20.1%	2,075	31.4%
Payroll and payroll taxes	12,017	18.2%	10,547	32.1%	1,470	13.9%
Professional fees	7,076	10.7%	5,312	16.1%	1,764	33.2%
Stock compensation expense	1,853	2.8%	2,969	9.0%	(1,116)	-37.6%
Depreciation and amortization	2,553	3.9%	20,917	63.6%	(18,364)	-87.8%
Total operating expenses	38,014	57.7%	53,961	81.9%	(15,947)	-29.6%

Loss from operations	(12,302)	-18.7%	(37,838)	-57.4%	25,536	-67.5%

Other income (expense):
Interest expense	(3,340)	-5.1%	(8,169)	-24.8%	4,829	-59.1%
Accretion of debt discount	(13,134)	-19.9%	(13,980)	-42.5%	845	-6.0%
Derecognition expense on conversion of convertible debt	(25,035)	-38.0%	(5,709)	-17.3%	(19,326)	338.5%
Changes in fair value of derivative liability	6,544	9.9%	16,857	51.2%	(10,313)	-61.2%
Legal settlement expense	(4,142)	-6.3%	-	0.0%	(4,142)	n/a
Gain on sale of property and equipment	1,069	1.6%	-	0.0%	1,069	n/a
Other expense	(2,472)	-3.8%	(405)	-1.2%	(2,067)	510.0%
Total other income (expense)	(40,511)	-61.5%	(11,406)	-17.3%	(29,104)	255.2%

Loss before provision for income taxes	(52,812)	-80.2%	(49,244)	-74.8%	(3,568)	7.2%

Provision for income taxes	289	0.4%	(8)	0.0%	296	n/a

Net loss	$(53,101)	-80.6%	$(49,236)	-74.7%	$(3,866)	7.9%

The Company has organized its operations into two reportable segments: North America and International. These segments represent the components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Operating Decision Maker (“CODM”) to assess segment performance, set strategic goals, and allocate the Company's resources. The following table provides a summary of our revenue by operating segment (dollars in thousands):

	Year Ended December 31,
Revenue	2023	2022	$ Change	% Change

North America	$48,938	$28,613	$20,325	71%
International	16,931	4,296	12,635	294%
Total revenue	$65,869	$32,909	$32,960	100%

Revenue

Revenue increased by $33.0 million, or 100%, to $65.9 million in the current year from $32.9 million in the previous year. In the North America segment, revenue increased by $20.3 million, or 71.0%, compared to the year ended December 31, 2022. In the International segment, revenue increased by $12.6 million, or 294.1%, compared to the year ended December 31, 2022. The increase in revenue was primarily driven by significant growth in processing volume, which increased from $1.719 billion for the year ended December 31, 2022 to $3.14 billion for the year ended December 31, 2023. The increase in processing volume is primarily attributable to the continued expansion of our ISO and partnership network and growth in our global payment processing businesses, banking-as-a-service offering, and American Samoa.

Cost of Revenue

Cost of revenue increased by $23.4 million, or 139.2%, to $40.2 million for the year ended December 31, 2023 from $16.8 million in the previous year. In the North America segment, cost of revenue increased by $15.5 million, or 108.8%, compared to the year ended December 31, 2022. In the International segment, cost of revenue increased by $7.9 million, or 309.2%, compared to the year ended December 31, 2022. Cost of revenue consists of various processing fees paid to gateways and banks, as well as commission payments to the ISOs responsible for establishing and maintaining merchant relationships, and the cost associated with banking-as-a-service offering. The increase in cost of revenue is primarily attributable to the increase in transaction volume, which resulted in higher processing fees paid to gateways and commission payments to ISOs, in both North America and International segments.

Operating Expenses

Operating expenses decreased by $15.9 million, or 29.6%, to $38.0 million for the year ended December 31, 2023 from $54.0 million in the prior year. The decrease was primarily driven by the following:

●

Advertising and marketing expenses for the year ended December 31, 2023, decreased by $1.3 million, or 94.0%, compared to December 31, 2022. During 2022, the Company incurred higher marketing costs in connection with its rebranding from Greenbox POS to RYVYL and the development of its new corporate website. The Company’s 2023 growth was primarily achieved through its expanding ISO and agent network and direct sales efforts while controlling external marketing efforts.

●

General and administrative expenses for the year ended December 31, 2023, increased by $2.1 million, or 31.4%, compared to December 31, 2022, primarily due to non-recurring credit losses related to non-continuing legacy accounts and an increase in expenses related to the full year impact of our European subsidiary acquired in mid-2022.

●

Payroll and payroll taxes for the year ended December 31, 2023, increased $1.5 million, or 13.9%, compared to December 31, 2022, primarily due to increased headcount in our acquired European subsidiary to support its growth and expansion strategy.

●

Professional fees for the year ended December 31, 2023, increased $1.8 million, or 33.2%, compared to December 31, 2022, primarily due to higher accounting, consulting, and legal fees associated with the Company’s restatement of prior period consolidated financial statements.

●

Stock compensation expense for the year ended December 31, 2023, decreased $1.1 million, or 37.6%, compared to December 31, 2022, primarily due to a lower stock price associated with grants issued in 2023.

●

Depreciation and amortization for the year ended December 31, 2023, decreased $18.4 million, or 87.8%, compared to December 31, 2022, primarily due to the $18.1 million write-off of the contracted acquisition of the Sky Financial portfolio during 2022.

Non-Operating Expenses

Non-operating expenses increased by $29.1 million, or 255.2%, to $40.5 million for the year ended December 31, 2023 from $11.4 million in the prior year. This increase was primarily due to the following:

●

Excluding accretion expense associated with the Company’s convertible note, interest expense for the year ended December 31, 2023, decreased by $4.8 million, or 59.1%, compared to the year ended December 31, 2022. The decrease is due to the Company’s restructuring of the convertible note during 2023, which included a waiver for interest on the convertible note through June 30, 2024.

●	Derecognition expense on conversion of convertible debt for the year ended December 31, 2023, increased by $19.3 million, or 338.5%, compared to the year ended December 31, 2022. Additionally, changes in fair value of derivative liability for the year ended December 31, 2023, decreased by $10.3 million, or 61.2%, compared to the year ended December 31, 2022. The increase in derecognition expense and the decrease in changes in fair value of the derivative liability were both due to the Company’s restructuring of its convertible note, which resulted in a significant reduction of the outstanding principal balance as of December 31, 2023. See Note 9, Long-Term Debt, Net, for additional information.

●	Legal settlement expense for the year ended December 31, 2023, increased by $4.1 million, compared to December 31, 2022, due to non-recurring legal settlements during the year.

●

Gain on sale of property and equipment for the year ended December 31, 2023, increased by $1.1 million, compared to December 31, 2022, due to the sale of a building owned by the Company’s subsidiary, Charge Savvy.

●

Other expense for the year ended December 31, 2023, increased $2.1 million, compared to December 31, 2022, primarily due to the carryover effects of the Company’s restatement of prior period consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated working capital at December 31, 2023 was $4.3 million, which included cash and cash equivalents of $12.2 million and restricted cash of $61.1 million. Historically, the Company has financed its operations with proceeds from cash from operations, the sales of equity securities, and its $100 million convertible note. Our material liquidity needs principally relate to working capital requirements and research and development expenditures.

Due to the product transition described in Note 17, Subsequent Events, which has adversely impacted the Company’s liquidity in the short term, we believe that our cash and cash equivalents as of December 31, 2023 are not sufficient to fund the North America segment’s operations and capital needs for the next 12 months from the issuance of this Report. Our ability to fund working capital and other expenditures in the North America segment will depend on our ability to generate cash from operating activities from our two operating segments, which is subject to our future operating success, further repatriation of offshore profits from our European subsidiaries, short-term borrowings in the U.S., and a capital raise, which the Company intends to consummate in the near term. The Company has signed an engagement letter with an investment bank and plans to raise capital as needed. However, there can be no guarantee that it will be available on a timely basis or on favorable terms and is subject to factors beyond our control, including general economic, political, and financial market conditions.

Our ability to successfully address the short-term liquidity shortfall in the North America segment is contingent on management’s intended plan over the next twelve months to improve the segment’s liquidity and working capital requirements. Management has determined that its intended plan is appropriate and sufficient to address the liquidity shortfall. However, there can be no guarantee that we will be successful in implementing our plan or in acquiring additional funding, that our projections of our future capital needs will prove accurate, or that any additional funding will be sufficient to continue our operations in the North America segment. See Note 17, Subsequent Events, for additional information.

Cash Flow

The following table shows cash flows for the periods presented (dollars in thousands):

	Years Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$33,161	$(9,344)
Net cash provided by (used in) investing activities	2,287	(46,409)
Net cash used in financing activities	(3,008)	(10,049)
Net cash acquired from acquisitions	-	16,719
Foreign currency translation adjustment	44	357
Net increase (decrease) in cash, cash equivalents, and restricted cash	$32,484	$(48,726)

Operating Activities – For the year ended December 31, 2023, net cash provided by operating activities was $33.2 million, compared to net cash used in operating activities of $9.3 million for the year ended December 31, 2022. The decrease in cash usage from operating activities was primarily due to adjustments for non-cash expenses primarily related to the restructuring of our convertible note ($31.6 million), depreciation expense ($2.6 million), and stock-based compensation ($1.9 million). Cash flow from operating activities was also impacted by increases in payment processing liabilities, other current liabilities, cash due from gateways, net, and prepaid and other current assets.

Investing Activities – For the year ended December 31, 2023, net cash provided by investing activities was $2.3 million, primarily due to the proceeds from the sale of a building owned by the Company’s subsidiary, Charge Savvy. Cash used in investing activities was $46.4 million for the year ended December 31, 2022, primarily due to $28.8 million paid to acquire Transact Europe Holdings, and, as more fully described elsewhere in this report, consideration paid in connection with an agreement to acquire the Sky Financial portfolio.

Financing Activities – For the year ended December 31, 2023, net cash used in financing activities was $3.0 million, primarily due to a repayment of principal on our convertible note in connection with the restructuring of that note during the year. Cash used in financing activities was $10.0 million for the year ended December 31, 2022, primarily due to repayments of our convertible note and repurchases of the Company’s treasury stock.

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, anticipated future trends, and other assumptions we believe to be reasonable under the circumstances. Because these estimates require significant judgment, our actual results may differ materially from our estimates.

Cash Due from Gateways

The Company generates the majority of its revenue from payment processing services provided to its merchant clients. When a merchant makes a sale, the process of receiving the payment card information, engaging the banks for transferring the proceeds to the merchant’s account via digital gateways, and recording the transaction on a blockchain ledger, are the activities for which the Company gets to collect fees.

The gateways have strict guidelines pertaining to the scheduling of the release of funds to merchants based on several criteria that include, but are not limited to, return and chargeback history, associated risk for the specific business vertical, average transaction amount, etc. To mitigate potential credit losses associated with these risks, these gateway policies determine reserve requirements and a payment in arrears strategy. While reserve and payment in arrears restrictions are in effect for a merchant payout, the Company records the reserved amounts against cash due from the gateways until released.

RECENT DEVELOPMENTS

In February 2024, the Company transitioned its QuickCard product in North America away from terminal-based to app-based processing. This transition coincided with a change in our banking partner that was prompted by recent changes in the compliance environment and banking regulations. The unforeseen abrupt nature of the transition and slow initial adoption of the app-based product has led to a significant decline in processing volume in North America. This in turn has adversely affected revenue in the North America segment and, as a result, management anticipates consolidated revenue for the first quarter of 2024 will be down sequentially by approximately 30 percent overall, which is primarily attributable to this product transition. See Note 17, Subsequent Events, for additional information.

The temporary decline in revenue described above has adversely impacted the Company’s liquidity in its North America segment in the short term. As a result, management has determined that its cash and cash equivalents in the North America segment as of December 31, 2023, will not be sufficient to fund the segment’s operations and capital needs for the next 12 months from the issuance of this Report. Management’s intended plan over the next twelve months to address the temporary liquidity shortfall in the North America segment includes, but is not limited to, the following:

●	acceleration of the Company’s business development efforts to drive volumes in diversified business verticals;
●	the implementation of cost control measures to more effectively manage spending in the North America segment and right sizing the organization, where appropriate;
●

repatriation of offshore profits from the Company’s European subsidiaries, whose continued accelerated growth and generation of positive cash flow have already provided, and will continue to provide, an immediate and viable short-term source of capital during this product transition; and

●	a capital raise, which the Company intends to negotiate and consummate in the immediate term.

Management has assessed that its intended plan is appropriate and sufficient to address the liquidity shortfall in its North America segment. However, there can be no guarantee that we will be successful in implementing our plan or in acquiring additional funding, that our projections of our future capital needs will prove accurate, or that any additional funding will be sufficient to continue our operations in the North America segment. Refer to the “Going Concern” subsection within Note 2, Summary of Significant Accounting Policies, for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in foreign currency exchange rates.

Foreign Currency Exchange Risk

The functional currency of our foreign subsidiaries is the local currency in which those subsidiaries operate. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. During the years ended December 31, 2023 and 2022, we recorded other comprehensive income of $0.04 million and $0.4 million, respectively, in connection with the foreign currency translation adjustment.

The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our operations would not have had a material impact on our historical consolidated financial statements for the years ended December 31, 2023 and 2022. As the impact of foreign currency exchange rates has not been material to our consolidated financial statements, we have not engaged in any foreign currency hedging strategies. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required by this item begin on page F-1 of this Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective because of the material weakness described below. In light of this fact, our management has performed additional analysis, investigations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Report fairly present, in all material respects, the financial position, results of operations, and cash flows of the Company for the periods presented in conformity with GAAP.

Material Weakness in Internal Control over Financial Reporting

In connection with their evaluation for the year ended December 31, 2023, management identified a material weakness in internal control over financial reporting resulting from not having a complete process in place to fully reconcile the transactions between its operating system (a Company-developed platform) and its general ledger system, at the individual transaction level, which hampers the Company’s ability to timely and accurately identify differences that may require adjustment to its consolidated financial statements. As a result, we did not maintain effective controls over the reconciliation of transactions between the Company’s operating system and its general ledger system, at the individual transaction level. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Remediation Plan

We have commenced measures to remediate the identified material weakness, including the implementation of an enhanced reconciliation preparation and review process, and improved reporting from the Company’s operating system.

While we have initiated a plan to remediate the noted material weakness, these actions and planned actions are subject to ongoing evaluation by management and will require testing and validation of design and operating effectiveness of internal controls over financial reporting over future periods. We are committed to the continuous improvement of our internal control over financial reporting and intend to continue to take actions necessary to remediate deficiencies in our internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company hired a new CFO during the fourth quarter of 2023 and an experienced Corporate Controller in early 2024. Additionally, throughout 2023, management engaged a nationally recognized accounting firm to assist with the accounting for certain complex business transactions. In light of these actions, management has reassessed its internal control over financial reporting and determined that the previously disclosed material weakness related to not having sufficient skillful and experienced accounting personnel to adequately prepare and review its consolidated financial statements, has been remediated.

Except as discussed above, there was no change in our internal control over financial reporting that occurred during the year ended December 31, 2023, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

We are reporting the following information in Item 9B of this Report in lieu of reporting on a Current Report on Form 8-K under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Effective May 5, 2023, the size of the Board has been increased to five directors with two non-independent directors (Messrs. Errez and Nisan) and three independent directors (Mr. David Montoya, Ms. Genevieve Baer, and Mr. Ezra Laniado). Each Board committee now has three members. William Caragol, N. Adele Hogan and Dennis James (together, the “Directors”) informed the Board on April 12, 2023, that they were resigning from the Board, effective immediately. At the time of resignation, Mr. Caragol served as the chair, and Mr. James served as a member of the three committees of the Board – the Audit, Compensation, and Nominating Committees.

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

The Directors resigned from the Board due to a disagreement with the Company, known to Messrs. Errez and Nisan, involving the PrivCo related party transaction described in Item 13 of this Report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of each of the Company’s executive officers and directors.

Name	Age	Position(s)
Executive Officers
Ben Errez	63	Chairman of the Board and Executive Vice President
Fredi Nisan	42	Director and Chief Executive Officer (Principal Executive Officer)
Min Wei	49	Chief Operating Officer
Zechariah Kirscher	36	Vice President Legal
George Oliva	62	Chief Financial Officer

Non-Employee Directors
Genevieve Baer	46	Director
William J. Caragol*	57	Former Director
N. Adele Hogan*	63	Former Director
Dennis James*	73	Former Director
Ezra Laniado	39	Director
David Montoya	59	Director

*Resigned on April 12, 2023. See Item 9B

Business Experience of Executive Officers

Ben Errez has acted as Chairman of our Board, Executive Vice President, Principal Financial Officer since July 2017. He has brought this expertise to the Company to lead the Company into the forefront of the blockchain-based financial software, services and hardware market. Since 2017, Errez has been a principal of the GreenBox Business. From August 2004 until August 2015, Errez formed the start-up IHC Capital, where he held the position of Principal Consultant from founding to the present date, through which he advises clients in the South Pacific region with market capitalizations ranging from $50M to $150M on matters such as commerce, security, reliability and privacy. From January 1991 to August 2004, he served as Software Development Lead for the Microsoft International Product Group. He led the International Microsoft Office Components team (Word, Excel, PowerPoint) in design, engineering, development and successful deployment. He also served as Executive Representative of Microsoft Office and was a founding member of the Microsoft Trustworthy Computing Forum, both within the company, and internationally. Errez co-authored the first Microsoft Trustworthy Computing Paper on Reliability. At Microsoft, Mr. Errez was responsible for the development of the first Microsoft software translation Software Development Kit in Hebrew, Arabic, Thai and Simplified Chinese, as well as the development of the first bidirectional extensions to Rich Text Format file format, all bidirectional extensions in text converters for Microsoft Office, and contributed to the development of the international extensions to the Unicode standard to include bidirectional requirements under the World Wide Web Consortium. He received his Bachelor Degree in Mathematics and Computer Science from the Hebrew University.

Fredi Nisan has served as a Director and our Chief Executive Office since July 2017, and has been a principal of the Company since August 2017. In May 2016, Nisan founded Firmness, LLC. Through Firmness, Nisan created “QuickCitizen,” a software program that simplifies the onboarding process for new clients of law firms specializing in immigration issues. The QuickCitizen software significantly reduced law firm’s onboarding processing time from more than three hours to approximately fifteen minutes. In January 2010, Nisan launched Brava POS, where he served as President until 2015. Brava POS provided POS systems for specialty retail companies. Nisan developed software to provide clients with solutions for issues ranging from inventory management to payroll to processing high volume transactions in the form of a cloud-based POS system. This system had the capability to manage multiple stores with centralized inventory and process sales without an internet connection, and offered a secure login for each employee, as well as including advanced inventory management and reporting, plus powerful functionality for its end users.

Min Wei has served as Chief Operating Officer since February 2022. Mr. Wei is an accomplished operations executive with extensive experience in overseeing and managing the strategic vision while driving operational, managerial and administrative excellence to foster growth. Mr. Wei has built and led teams in international tech companies over the past 20+ years. Prior to joining GreenBox, from March 2020 to February 2022, Mr. Wei was Senior VP, Chief Customer Officer at Cubic Corporation where he spearheaded the cultural shift to win over customers and, from November 2015 to March 2020 he Senior Vice President of Operations at Cubic’s transportation business where he successfully led global service strategy, transformation and technology driven innovation that significantly improved 24x7x365 service performance and user experience for major public transit payment management systems serving 50 million+ people globally. Previously Mr. Wei also held executive positions at Cubic, ERG, and a number of tech companies where he oversaw financial management, business operations and M&A integrations. Mr. Wei is active in promoting technological advancements and digital transformation and served on the advisory board at the Technology & Services Industry Association (TSIA). He holds an MBA with an emphasis in finance, banking and international business from the University of San Francisco.

Zechariah Kirscher has served on the Company’s internal legal team since May 2022, when he joined as Senior Counsel, and was later appointed VP of Legal Affairs in April 2023. Prior to joining the Company, Mr. Kirscher spent nearly a decade working in law firms in Southern California, most recently at Cooley LLP (“Cooley”) from April 2021 to May 2022 and, before that, DLA Piper (US) (“DLA”) from September 2015 to April 2021. While at Cooley and DLA, Mr. Kirscher represented banks, lenders, private funds, and companies in primarily the venture lending space. Today, Mr. Kirscher leverages his experience with early-stage companies to contribute to the growth and success of RYVYL as it seeks to transform the payments industry. Mr. Kirscher holds a Bachelor of Arts degree from the University of Wisconsin-Madison and a Juris Doctor degree from Chicago-Kent College of Law.

George Oliva joined the RYVYL team in October 2023 as Chief Financial Officer and has over 30 years as a senior finance professional, with a background in corporate finance, treasury, financial planning and analysis, international tax, and strategic planning. Prior to joining RYVYL, he was Chief Financial Officer and Corporate Secretary for Wisa Technologies since 2019. Prior to Wisa, he provided financial consulting services to public and private companies nationwide. He was also a partner with Hardesty LLC, a national executive services firm. Mr. Oliva has held several interim positions with a variety of clients that included a scientific instruments business acquired by a private equity firm, a medical device manufacturer preparing for an IPO, an audio company merger and a yield improvement software company implementing a world-wide ERP system. Mr. Oliva was CFO of Penguin Computing from 2009 through 2013, where he played a leading role in guiding them through a period of rapid growth, twice making the Silicon Valley Business Journal’s list of fastest growing private companies. Prior to Penguin, he was CFO of StreamLogic, a public company doing business as Hammer Storage Solutions, where he navigated its going-private transaction. Prior to serving in such roles, Mr. Oliva was responsible for financial planning and analysis and operational support as the operations controller for Conner Peripherals and at Read-Rite Corporation, both exceeding a billion of revenue in the data storage industry. Mr. Oliva began his career in auditing with Arthur Andersen & Co., a leading public accounting firm. Mr. Oliva is a certified public accountant, currently inactive status. He earned a B.S. degree in Business Administration from U.C. Berkeley with a dual emphasis in Accounting and Finance.

Business Experience of Non-Employee Directors

Genevieve Baer has served as a Director since February 2021 and has been chief executive officer of JKH Consulting since 2009. JKH Consulting is a real estate finance consulting firm that has advised on transactions with a collective value of over $10 billion. Prior to her work with JKH Consulting, Ms. Baer worked at Magnet Industrial Bank for 6 years at the end of which tenure she was a Senior Vice President. Ms. Baer also worked at US Bancorp Piper Jaffray for nine years as a Vice President working on equity and debt real estate financings. Ms. Baer earned a B.S. in chemistry from the University of Utah.

Ezra Laniado has served as a Director since February 2021 and has, since 2018, been Executive Director of the San Diego chapter of Friends of Israel Defence Forces and, since 2017, been Regional Director of the San Diego chapter of the Israeli-American Council, two American charitable organizations providing support and funds for Israel and the Israeli community in America. In such capacity, Mr. Laniado has raised over $5 million in donations and managed over 30 volunteers. From 2014 to 2017, Mr. Laniado was Co-Founder and Business Director of Shonglulu Group, a fashion brand. As Business Director, Mr. Laniado raised capital, coordinated the company’s marketing strategy, and implemented its business plan. Prior to 2014, Mr. Laniado was an attorney in Israel for four years. Mr. Laniado received a B.A. and an L.L.B. from the Interdisciplinary Center Herzliya.

David Montoya has served as a Director since May 2023 and has been the legal and operations managing partner of Seaview Mezzanine Fund, LP since 2005, where he negotiates and reviews investments and private placements. Seaview is a private equity fund making debt and equity investments into lower and middle market companies. Mr. Montoya has been the Chief Executive Officer of Saugatuck Brands, Inc. since 2017. Saugatuck is a holding company with investments in a regulated industry in California. From 2001 to 2005, Mr. Montoya was an Of Counsel attorney at Breslow & Walker LLP, a law firm, where he advised private equity funds, public companies and private companies with respect to general corporate, M&A, real estate and tax matters. Prior to 2001, Mr. Montoya’s experience included working at the law firm Skadden Arps, Slate, Meagher & Flom and the accounting firm Ernst & Young. Mr. Montoya earned a BS in Finance from St John’s University, an MBA from Columbia University Graduate School of Business and a JD from New York University School of Law. Mr. Montoya is an active member of the New York State Bar Association and a New York State CPA (retired).

Family Relationships

The Company employs two of our CEO’s brothers, Dan and Liron Nusonivich, who are paid approximately $200,000 and $110,000 per year, respectively. There are no family relationships between any of our other directors or executive officers and any other employees or directors or executive officers.

Corporate Governance Overview

Director Independence

The Board has reviewed the independence of our directors based on the listing standards of the Nasdaq Capital Market. Based on this review, the Board has determined that each of Mr. Montoya, Ms. Baer and Mr. Laniado are independent within the meaning of the Nasdaq rules. In making this determination, our Board considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our Board deemed relevant in determining their independence. As required under applicable Nasdaq rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Board Committees

The Board has established the following three standing committees: audit committee; compensation committee; and nominating and governance committee or nominating committee. Each of our independent directors, Mr. Montoya, Ms. Baer and Mr. Laniado, serves on each committee. Our Board has adopted written charters for each of these committees. Copies of the charters are available on our website. Our Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The audit committee is responsible for, among other matters:

●	Appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm the independence of its members from its management;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements;

●	coordinating the oversight by our Board of our code of business conduct and our disclosure controls and procedures;

●	establishing procedures for the confidential and/or anonymous submission of concerns regarding accounting, internal controls or auditing matters;

●	overseeing and making applicable determinations under the Company’s Executive Compensation Clawback Policy;

●	reviewing and approving related-person transactions; and

●	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm.

The Board has reviewed the independence of our directors based on the listing standards of Nasdaq. Based on this review, the Board has determined that Mr. Montoya, Ms. Baer and Mr. Laniado all meet the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 and Nasdaq rules. The Board has determined that Mr. Montoya qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

The compensation committee is responsible for, among other matters:

●	reviewing key employee compensation goals, policies, plans and programs;

●	overseeing and making applicable determinations under the Company’s Executive Compensation Clawback Policy;

●	reviewing and approving the compensation of our directors and executive officers;

●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and

●	appointing and overseeing any compensation consultants or advisors.

Nominating Committee

The purpose of the nominating committee is to assist the Board in identifying qualified individuals to become Board members, in determining the composition of the Board and in monitoring the process to assess Board effectiveness.

Board Leadership Structure

Currently, Mr. Nisan is our Principal Executive Officer and Mr. Errez is Chairman of the Board.

Risk Oversight

Our Board oversees a Company-wide approach to risk management. Our Board determines the appropriate risk level for us generally, assesses the specific risks faced by us, and reviews the steps taken by management to manage those risks. While our Board has ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of the Company’s Common Stock to file reports relating to their ownership and changes in ownership of our Common Stock with the SEC. Based on a review of Forms 3, 4 and 5 and any amendments thereto filed with the SEC and stockholder reports from our transfer agent and written representations that no other reports were required, during the fiscal year ended December 31, 2023, our officers, directors and 10% or more stockholders complied with all Section 16(a) filing requirements applicable to them, except that (i) Mr. Errez filed three late Form 4s covering a total of twenty-one transactions; (ii) Mr. Nisan filed five late Form 4s covering a total of twelve transactions; (iii) Ms. Baer filed four late Form 4s covering seven transactions; (iv) Mr. Laniado filed three late Form 4s covering a total of four transactions; (v) George Oliva filed one late Form 4 covering a total of two transactions; (vi) David Montoya filed five late Form 4s covering a total of six transactions, (vii) Min Wei filed one late Form 4s covering a total of one transaction; and (viii) Zechariah Kirscher filed one late Form 3 and one late Form 4 covering a total of one transaction. The Company has requested all Section 16(a) officers provide power of attorney to the in-house legal team to ensure timely approvals and filing of Section 16(a) reports and is implementing equity software for timely recording and reporting.

Insider Trading Policy

On February 15, 2024, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (Principal Executive Officer) and our two most highly compensated executive officers other than the Principal Executive Officer (collectively, the “Named Executive Officers”) during fiscal years 2023 and 2022. Our Named Executive Officers in 2022 were Mr. Nisan, Mr. Errez, and Ms. Dollar. Our Named Executive Officers in 2023 were Mr. Nisan, Mr. Errez, and Mr. Wei.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Ben Errez	2023	380,000		218,585	148,127	88,920	835,632
Chairman/EVP	2022	201,539	48,000	195,812	21,621	80,496	547,468

Fredi Nisan	2023	411,666		217,225	148,927	88,252	866,070
CEO/Director	2022	201,539	48,000	195,812	21,621	74,816	541,788

Min Wei	2023	320,000	160,000	158,400	157,949	33,469	829,818
COO (3)	2022	244,262	-	67,082	-	17,662	329,006

Jacqueline Dollar	2023	60,295	-	-	-	3,626	63,921
Chief Marketing Officer (4)	2022	251,923	2,437	289,500	-	24,092	567,952

(1)

Represents the aggregate grant date fair value of restricted stock and stock option awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). These amounts do not necessarily correspond to the actual value that may be recognized by the holder. Refer to Note 1, Summary of Significant Accounting Policies, of this Report for a description of the assumptions used in determining the grant date fair values of these awards.

(2)

All other compensation includes Company paid healthcare insurance premiums, compensation for board memberships, and 401(k) match. For Messrs. Errez and Nisan, as members of the Board, each of their compensation includes $63,000 in cash.

(3)	Mr. Wei joined the Company in February 2022.

(4)	Ms. Dollar joined the Company in 2021 and left in February 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by Mr. Nisan, Mr.Wei, and Mr. Errez (three of our Named Executive Officers for 2023) as of December 31, 2023.

	Option Awards(1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable (#)	Number of Securities Underlying Unexercised Options, Not Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Fredi Nisan	8,333	-	$60.60	06/01/2026	340	$5,000
	301	-	133.10	06/02/2026	472	5,000
	818	-	36.60	10/13/2027	1,020	5,000
	80,000	-	2.18	11/15/2028	1,587	5,000
					2,427	5,000
					53,333	$105,599
					1,628	5,000
Ben Errez	8,333	-	60.60	06/01/2026	340	5,000
	301	-	133.10	06/02/2026	472	5,000
	818	-	36.60	10/13/2027	1,020	5,000
	80,000	-	2.18	11/15/2028	1,587	5,000
					2,427	5,000
					53,333	105,599
					1,628	5,000
Min Wei	80,000	-	1.98	11/15/2028	53,333	105,599

Employment and Consulting Contracts, Termination of Employment, and Change-in-Control Arrangements

The Company has not entered into employment agreements or other compensation agreements with its executive officers. All employee contracts are “at will.” There are no potential payments payable to the named executive officers upon a termination of employment in connection with a change in control.

Director Compensation

The following table sets forth compensation earned by each non-employee Director who served during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Genevieve Baer	$30,000	$14,542	$44,542
William J. Caragol (3)	20,000	39,883	59,883
Dennis James (3)	10,000	19,935	29,935
Ezra Laniado	30,000	14,542	44,542
N. Adele Hogan (3) (4)	10,000	4,939	14,939
David Montoya (5)	68,000	4,402	72,402

(1)	Represents the cash portion of annual director fees for service on the RYVYL Board.

(2)	Represents the fair value of the share awards for the year ended December 31, 2023. These amounts reflect the actual value upon vesting realized by the Board member.

(3)	Resigned on April 12, 2023. See Item 9B.

(4)	Ms. Hogan joined the Board in April 2022.

(5)	Mr. Montoya joined the Board in May 2023.

Each non-employee director has entered into Board of Director Agreements (the “BOD Agreements”). Pursuant to the BOD Agreements, each non-employee director receives cash compensation in the amount of $2,500 per month. Pursuant to the BOD Agreements, each non-employee director will receive equity compensation in the form of shares of Common Stock in an amount equal to $2,500 per month. Each chairman of the independent committees receives cash compensation in the amount of $5,000 per month and equity compensation in the form of shares of Common Stock in an amount equal to $5,000 per month. Additionally, from time to time, each of the independent directors may receive awards pursuant to the Company’s Equity Incentive Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth certain information with respect to the beneficially owned holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. Applicable percentage ownership is based on the 5,995,972 shares of Common Stock outstanding as of March 25, 2024. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at 3131 Camino Del Rio North, Suite 1400, San Diego, California.

Name and Address of Owner	Shares of Common Stock Owned Beneficially		Percent of Class

5% Holders
GreenBox POS LLC (1)	1,848,922		30.84%

Officers and Directors
Ben Errez (2)	1,978,652	(3)	32.80%
Fredi Nisan (4)	1,978,189	(3)	32.79%
Min Wei	120,802	(5)	2.01%
George Oliva	8,552		*
Zechariah Kirscher	27,281	(5)	*
Genevieve Baer	10,180	(6)	*
Ezra Laniado	12,896	(6)	*
David Montoya	12,930		*
Total of Officers and Directors (6 Persons)	2,300,560		37.58%

* Less than 1%

(1)	GreenBox POS LLC (“PrivCo”) holds 1,848,922 shares of the Company’s issued and outstanding stock. PrivCo is managed by its two managing members, Ben Errez and Fredi Nisan.

(2)	Mr. Errez owns 50% of PrivCo and therefore owns 924,461 shares held by PrivCo. As one of two managing members of PrivCo, Mr. Errez has influence over PrivCo’s entire holding of 1,848,922 shares.

(3)	Includes 36,118 fully vested options.

(4)

Mr. Nisan owns 50% of PrivCo and therefore owns 924,461 shares held by PrivCo. As one of two managing members of PrivCo, Mr. Nisan has influence over PrivCo’s entire holding of 1,848,922 shares. Additionally, relatives of Mr. Nisan, who may be influenced by Mr. Nisan, hold 795 shares of the Company’s issued and outstanding stock.

(5)	Includes 26,666 fully vested options.

(6)	Includes 409 fully vested options.

Item 13. Certain Relationships and Related Transactions and Director Independence

The following is a description of transactions since January 1, 2022 to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent (1%) of our average total assets at year-end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive and Director Compensation.”

PrivCo

The Company repurchased, in two separate repurchase transactions each consisting of 100,000 shares of common stock, an aggregate of 200,000 shares owned by PrivCo (an entity controlled by Messrs. Errez and Nisan). In October 2022, the Board unanimously ratified these two repurchase transactions between the Company and PrivCo. The Company repurchased 100,000 shares for a price per share of $55.90 (for total proceeds to PrivCo of $5,590,000) (the “First Repurchase”) and 100,000 shares for a price per share of $8.20 (for total proceeds to PrivCo of $820,000) (the “Second Repurchase”). The First Repurchase was based on the closing price of the common stock on November 24, 2021 and took place over a number of months starting in February 2022 and ending in October 2022. The Second Repurchase was based on the closing price of the common stock on July 29, 2022 and took place in October 2022. The purpose of each of these transactions was to allow the Company to issue shares to new shareholders without increasing the Company’s shares outstanding. As of December 31, 2023 and 2022, there were 100,525 and 105,417 shares available, respectively, of the 200,000 shares of common stock under the aforementioned transactions.

Kenneth Haller

The following are certain transactions between the Company and the Haller Companies for the year ended December 31, 2022. Mr. Haller was an employee of the Company through March 31, 2022.

Mr. Haller owns 100% of Sky Financial, a Wyoming limited liability company, and serves as its sole Managing Member. Sky Financial is a strategic merchant services company that focuses on high risk merchants and international credit card processing solutions. In 2018, Sky Financial was using GreenBox’s QuickCard payment system as its main payment processing infrastructure, through Sky Financial’s relationship with Mtrac. It was through this successful relationship that we came to know Mr. Haller and the Haller Network. Realizing that the Haller Network and Mr. Haller’s unique skill set was highly complementary to our business objectives, we commenced discussions to retain Mr. Haller through his consulting firm, Sky Financial, for a senior role, directly responsible for growing GreenBox’s operations. Subsequently, in November 2018, Mr. Haller was appointed as our Senior Vice President of Payment Systems, for a monthly consulting fee of $10,000, paid to Sky Financial.

On March 31, 2022, the Company entered into and closed an asset purchase agreement with Sky Financial to purchase a portfolio of certain merchant accounts. The Company paid $16,000,000 in cash at closing and issued 500,000 shares of restricted common stock on May 12, 2022. As of March 31, 2022, Mr. Haller is no longer an employee of the Company. As of December 31, 2022, the Company had not received the delivery of the acquired merchant list and the associated ISO management portal access. As a result, it wrote-off the entire purchase price during the year ended December 31, 2022. The Company is actively pursuing its entitlements under the purchase agreement. See Note 15, Commitments and Contingencies, for further information.

Ms. Hogan

Ms. Hogan joined the Board on April 4, 2022 and resigned on April 12, 2023. Ms. Hogan was a Partner and Co-Chair of the Corporate and Securities Practice Group at Lucosky Bookman LLP from March 2021 until November 2022. Lucosky Brookman provided legal services to the Company through July 2023. For the period from January 1, 2022, through April 15, 2023, the Company paid $514,151 in legal fees to Lucosky Brookman.

Item 14. Principal Accounting Fees and Services

The following table presents fees paid for professional and other services rendered to the Company by Simon & Edward, LLP in the years ended December 31, 2023 and 2022, BF Borgers CPA, PC in the year ended December 31, 2022, and KYJ, LLP in the years ended December 31, 2023 and 2022. On April 19, 2022 BF Borgers CPA, PC was dismissed as the Company’s independent registered public accounting firm and Simon & Edward, LLP was appointed as the Company’s new independent registered public accounting firm.

	Year Ended December 31,
	2023	2022
Audit Fees (1)	$415,885	$745,400
Tax Fees (2)	47,536	52,238
All Other Fees (3)	-	30,000
Total Fees	$463,421	$827,638

(1)

Consist of professional services rendered in connection with the audit and quarterly reviews of our consolidated financial statements, including audited financial statements presented in this Report for the years ended December 31, 2023 and 2022, as well as related services normally provided in connection with statutory and regulatory filings or engagements.

(2)

Consist of fees for professional services for tax compliance, tax advice and tax planning. These services include consultation on tax matters and assistance regarding federal, state, and international tax compliance.

(3)	Consist of fees billed for professional services by Borgers CPA, PC related to the Transact Europe acquisition.

Pre-Approval Policies and Procedures

In accordance with Section 10A(i) of the Exchange Act, before we engage our independent registered public accounting firm to render audit or non-audit services, the engagement is approved by our audit committee. Our audit committee approved all of the fees referred to in the rows titled “Audit Fees,” and “All Other Fees” in the table above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

a)	Financial Statements:

Our financial statements and the Report of Independent Registered Public Accounting Firm are included herein on page F-1.

b)	Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto on page F-1.

c)	Exhibits:

		Incorporated by		Filed or
Exhibit		Reference		Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation, filed October 10, 2022	8-K	3.1	10/13/2022
32	Certificate of Change, filed September 6, 2023	8-K	3.1	09/06/2023
3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed November 3, 2023	8-K	3.1	11/03/2023
3.4	Amended and Restated Bylaws, adopted effective October 6, 2022	8-K	3.2	10/13/2022
4.1	Form of Base Indenture between GreenBoxPOS and Wilmington Savings Fund Society, FSB	8-K	4.1	11/03/2021
4.2	Form of First Supplemental Indenture	8-K	4.2	11/03/2021
4.3	Form of 8% Senior Convertible Note Due 2023	8-K	4.3	11/03/2021
4.4	Description of Securities	10-K	4.4	04/17/2023
4.5	Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock of RYVYL Inc.	8-K	10.3	07/26/2023
4.6	Certificate of Designations of Rights and Preferences of Series B Convertible Preferred Stock of RYVYL Inc.	8-K	10.1	12/04/2023
10.1+	Form of Board of Directors Agreement entered into on February 16, 2021, by and between the Company and each of Ms. Baer and Messrs. Caragol and Laniado	8-K	10.1	02/19/2021
10.2+	2020 Incentive and Nonstatutory Stock Option Plan	S-8	4.1	09/03/2020
10.3+	2021 Incentive and Nonstatutory Stock Option Plan	S-8	4.1	07/13/2021
10.4+	Amendment Agreement No. 1 to Share Purchase Agreement by and between GreenBox POS, and certain individuals named therein, made as of March 24, 2021.	8-K	10.1	03/31/2022
10.5	Asset Purchase Agreement, signed March 31, 2022, between GreenBox POS and Sky Financial and Intelligence, LLC	8-K	10.1	04/06/2022
10.6	Restructuring Agreement, dated August 16, 2022 between GreenBox POS and the Investor	8-K	10.1	08/16/2022
10.7	April 2021 Sublease Agreement with regard to 3131 Camino del Rio North, Suite 1400, San Diego, CA 92108	10-Q	10.3	11/15/2021
10.8	Securities Purchase Agreement, dated November 2, 2021, between GreenBoxPOS and the Investors	8-K	10.1	11/03/2021
10.9	Agreement and Waiver, dated January 28, 2022, between GreenBoxPOS and the Investor	8-K	10.1	01/31/2022
10.10	Form of First Exchange Agreement, dated July 25, 2023, between RYVYL Inc. and the Investor	8-K	10.1	07/26/2023
10.11	Form of Leak-Out Agreement	8-K	10.2	07/26/2023

		Incorporated by		Filed or
Exhibit		Reference		Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.12	Amendment No. 1 to First Exchange Agreement, dated August 18, 2023, between RYVYL Inc. and the Investor	8-K	10.12	08/18/2023
10.13	Amendment No. 2 to First Exchange Agreement, dated August 25, 2023, between RYVYL Inc. and the Investor	8-K	10.13	08/28/2023
10.14	Form of Second Exchange Agreement, dated November 27, 2023, between RYVYL Inc. and the Investor	8-K	10.14	11/28/2023
10.15	Long-Term Incentive Plan	8-K	10.15	11/21/2023
14.1	Code of Business Conduct and Ethics	8-K	14.1	02/19/2021
19.1	Insider Trading Compliance Manual, adopted February 15, 2024				X
21.1	List of Subsidiaries	10-K	21.1	04/17/2023
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
97.1	Executive Compensation Clawback Policy, adopted November 28, 2023				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

RYVYL, Inc.

Date: March 26, 2024	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 26, 2024	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 26, 2024	By:	/s/ George Oliva
George Oliva
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Signature	Title	Date

/s/ Ben Errez	Executive Vice President and Chairman of the Board of Directors	March 26, 2024
Ben Errez

/s/ Genevieve Baer	Director	March 26, 2024
Genevieve Baer

/s/ Ezra Laniado	Director	March 26, 2024
Ezra Laniado

/s/ David Montoya	Director	March 26, 2024
David Montoya

RYVYL INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

RYVYL, Inc.

San Diego, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ryvyl, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity(deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 and Note 17 to the consolidated financial statements, there has been a notable decrease in processing volume during the first quarter of 2024 subsequently, primarily due to the transition of the QuickCard product in North America. This transition has resulted in a significant decline in processing volume and revenue, consequently affecting the Company's short-term cash flow for operating activities. The cash flow shortage has jeopardized its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Goodwill

As described in Notes 2, 4 and 6 to the consolidated financial statements, the Company’s consolidated Goodwill balance was $26.753 million at December 31, 2023.

The Company utilized the qualitative assessment when performing annual goodwill impairment, based on which the management concluded there was no impairment as of December 31, 2023.

We identified the goodwill impairment as a critical audit matter because the assessment is solely relied on a qualitative assessment result which involves the management’s subjective interpretation of the potential events and circumstances. Auditing these elements involved a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s interpretation in relation to the potential events and circumstances.

The primary procedures we performed to address this critical audit matter included:

●	Conducted a comprehensive walkthrough of the financial reporting cycles, specifically focusing on the procedures related to management's annual evaluation of goodwill impairment.

●	Assessed the validity of management's analysis and evaluation of pertinent events and circumstances, scrutinizing the financial data utilized in the assessment.

●

Independently recalculated the fair value of each reporting unit using the discounted cash flow method, aligning with management's long-term strategic plan and adjusting for the Company's current performance.

●	Further assessed impairment by comparing the net book value of assets to the Company's market capitalization.

Modification and Conversion of Senior Convertible Note (the “Note”)

As outlined in Note 9 to the consolidated financial statements, the Company’s consolidated balance of a Note amounted to $15.294 million as of December 31, 2023 following two modifications made to the Note throughout the year.

The intricate accounting rules governing senior convertible note modification and conversion necessitate a detailed assessment of future cash flows, particularly considering the variable conversion price and the fair market value of the conversion both before and after modification. Incorrectly applying payment scenarios could result in a significant impact on accounting outcomes.

We identified the Note modification as a critical audit matter because of the Company has amended the Note twice in a year. Auditing these elements involved complex auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Conducted a comprehensive walkthrough of the financial reporting cycles, which encompassed the handling of significant equity and financing transactions.

●

Evaluated the expertise of the specialist engaged by the Company to assess the impact of the Note modification. This assessment involved scrutinizing the reasonableness of assumptions made, considering the Company's historical stock prices, operational performance, third-party market data, and ensuring consistency with evidence obtained elsewhere in the audit.

●	Assessed the accounting treatment of the Note modification in accordance with ASC 470 and ASC 815 while also recalculating the cash flow used for 10% testing.

●	Assessed the accuracy of accounting entries based on the outcomes of the assessment, including the validation of principal repayment and principal conversion entries made upon modification

●	Verified the recognition of the Note by scrutinizing the input of the amortization schedule and recalculating said schedule to ensure accuracy.

/s/Simon & Edward, LLP

We have served as the Company's auditor since 2022.

Rowland Heights, CA

March 26, 2024

RYVYL INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$12,180	$13,961
Restricted cash	61,138	26,873
Accounts receivable, net of allowance for credit losses of $23 and $82, respectively	859	1,156
Cash due from gateways, net of allowance of $2,636 and $3,917, respectively	12,834	7,427
Prepaid and other current assets	2,854	9,799
Total current assets	89,865	59,216

Non-current Assets:
Property and equipment, net	306	1,696
Goodwill	26,753	26,753
Intangible assets, net	5,059	6,739
Operating lease right-of-use assets, net	4,279	1,533
Other assets	2,403	1,720
Total non-current assets	38,800	38,441

Total assets	$128,665	$97,657

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	1,819	1,630
Accrued liabilities	5,755	3,350
Accrued interest	-	1,728
Payment processing liabilities, net	76,772	28,912
Current portion of operating lease liabilities	692	534
Other current liabilities	504	582
Total current liabilities	85,542	36,736
Long term debt, net of debt discount of $3,906 and $24,349, respectively	15,912	61,735
Operating lease liabilities, less current portion	3,720	1,109
Total liabilities	105,174	99,580

Commitments and contingencies

Stockholders’ Equity/(Deficit):
Preferred stock, Series B, par value $0.01, 5,000,000 shares authorized; shares issued and outstanding of 55,000 and 0, respectively	1	-
Common stock, par value $0.001, 100,000,000 shares authorized; shares issued and outstanding of 5,996,948 and 4,972,736, respectively	6	5
Additional paid-in capital	175,664	97,494
Accumulated other comprehensive income	401	357
Accumulated deficit	(152,581)	(99,772)
Less: Shares to be returned	-	(7)
Total stockholders’ equity/(deficit)	23,491	(1,923)

Total liabilities and stockholder’s equity/(deficit)	$128,665	$97,657

The accompanying notes are an integral part of these audited financial statements.

RYVYL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue	$65,869	$32,909
Cost of revenue	40,157	16,786
Gross profit	25,712	16,123

Operating expenses:
Advertising and marketing	80	1,337
Research and development	5,757	6,276
General and administrative	8,678	6,603
Payroll and payroll taxes	12,017	10,547
Professional fees	7,076	5,312
Stock compensation expense	1,853	2,969
Depreciation and amortization	2,553	20,917
Total operating expenses	38,014	53,961

Loss from operations	(12,302)	(37,838)

Other income (expense):
Interest expense	(3,340)	(8,169)
Accretion of debt discount	(13,134)	(13,980)
Changes in fair value of derivative liability	6,544	16,857
Derecognition expense on conversion of convertible debt	(25,035)	(5,709)
Legal settlement expense	(4,142)	-
Gain on sale of property and equipment	1,069	-
Other expense	(2,472)	(405)
Total other income (expense), net	(40,510)	(11,406)

Loss before provision for income taxes	(52,812)	(49,244)

Income tax provision	289	(8)

Net loss	$(53,101)	$(49,236)

Comprehensive income statement:
Net loss	$(53,101)	$(49,236)
Foreign currency translation gain	44	357
Total comprehensive loss	$(53,057)	$(48,879)

Net loss per share:
Basic and diluted	$(10.11)	$(10.80)
Weighted average number of common shares outstanding:
Basic and diluted	5,251,852	4,557,200

The accompanying notes are an integral part of these audited financial statements.

RYVYL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

(in thousands, except share and per share data)

	Common Stock				Treasury Stock				Preferred Stock		Additional	Other Accumulated		Total
	Shares	Amount	To be Issued	Amount	To be returned	Amount	Shares	at Cost	Series B Shares	Amount	Paid In Capital	Comprehensive Income	Accumulated Deficit	Stockholders' Equity/(Deficit)

Balance at December 31, 2021 (as restated)	4,354,665	$4	-	$-	(143,689)	$(985)	(71,463)	$(493)	-	$-	$81,479	$-	$(50,536)	$29,469

Common stock issued for services	35,488	-	-	-	-	-	-	-	-	-	464	-	-	464

Common stock issued to shareholder	3,333	-	-	-	-	-	-	-	-	-	-	-	-	-

Common stock issued for stock options exercised	1,242	-	-	-	-	-	-	-	-	-	5	-	-	5

Common stock contributed and cancelled from shareholder	(230,000)	-	-	-	130,000	978	-	-	-	-	(1,798)	-	-	(820)

Common stock issued for acquisition of Sky Financial & Intelligence assets	50,000	-	-	-	-	-	-	-	-	-	2,110	-	-	2,110

Common stock issued for conversion of convertible debt	595,610	1	-	-	-	-	-	-	-	-	12,825	-	-	12,826

Common stock issued for interest on convertible debt	189,650	-	174,116	-	-	-	-	-	-	-	2,528	-	-	2,528

Treasury stock	-	-	-	-	-	-	(68,376)	(324)	-	-	(2,913)	-	-	(3,237)

Treasury stock cancelled	(139,839)	-	-	-	-	-	139,839	817	-	-	(817)	-	-	-

Common stock issued to employees for compensation	112,587	-	1,276	-	-	-	-	-	-	-	2,372	-	-	2,372

Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	1,596	-	1,596

Reclassification adjustment	-	-	-	-	-	-	-	-	-	-	1,239	(1,239)	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(49,236)	(49,236)

Balance at December 31, 2022	4,972,736	$5	175,392	$-	(13,689)	$(7)	-	$-	-	$-	$97,494	$357	$(99,772)	$(1,923)

Common stock issued to employees for compensation	303,015	-	-	-	-	-	-	-	-	-	1,555	-	-	1,555

Restricted common stock issued for compensation	23,820	-	-	-	-	-	-	-	-	-	129	-	-	129

Common stock issued for conversion of convertible debt	527,172	1	-	-	-	-	-	-	-	-	2,514	-	-	2,515

Common stock issued for interest on convertible debt	176,130	-	(175,392)	-	-	-	-	-	-	-	5	-	-	5

Shares forfeited	(26,683)	-	-	-	-	-	-	-	-	-	(167)	-	-	(167)

Issuance for rounding of fractional shares due to reverse stock split	34,430	-	-	-	-	-	-	-	-	-	-	-	-	-

Issuance of Series B preferred stock for conversion of convertible debt	-	-	-	-	-	-	-	-	55,000	1	74,141	-	-	74,142

Carryover effects of financial statement restatements in prior periods	-	-	-	-	-	-	-	-	-	-	-	-	292	292

Shares returned or cancelled	(13,672)	-	-	-	13,689	7	-	-	-	-	(7)	-	-	-

Net loss and comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	44	(53,101)	(53,057)

Balance at December 31, 2023	5,996,948	$6	-	$-	-	$-	-	$-	55,000	$1	$175,664	$401	$(152,581)	$23,491

The accompanying notes are an integral part of these audited financial statements.

RYVYL INC. CONSOLIDATED

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(53,101)	$(49,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,553	20,917
Noncash lease expense	350	43
Stock compensation expense	1,853	2,969
Stock issued for interest expense	-	2,418
Accretion of debt discount	13,134	13,980
Derecognition expense on conversion of convertible debt	25,035	5,709
Changes in fair value of derivative liability	(6,544)	(16,857)
Gain on sale of property and equipment	(1,069)	-
Changes in assets and liabilities:
Accounts receivable, net	297	(1,367)
Prepaid and other current assets	6,568	(1,539)
Cash due from gateways, net	(5,407)	(1,218)
Other assets	(1,183)	(6)
Accounts payable	189	1,161
Accrued and other current liabilities	2,080	2,662
Accrued interest	546	502
Payment processing liabilities, net	47,860	10,518
Net cash provided by (used in) operating activities	33,161	(9,344)

Cash flows from investing activities:
Purchases of property and equipment	(108)	(162)
Proceeds from sale of property and equipment	2,620	-
Logicquest Technology asset acquisition	(225)	-
Deposit on acquisitions	-	(936)
Purchase of intangibles	-	(500)
Transact Europe Holdings acquisition	-	(28,811)
Sky Financial & Intelligence asset acquisition	-	(16,000)
Net cash provided by (used in) investing activities	2,287	(46,409)

Cash flows from financing activities:
Treasury stock purchases	7	(4,057)
Proceeds from stock option exercises	-	8
Repayments of convertible debt	(3,000)	(6,000)
Repayments on long-term debt	(15)	-
Net cash used in financing activities	(3,008)	(10,049)

Restricted cash acquired from Transact Europe	-	16,719
Net increase (decrease) in cash, cash equivalents, and restricted cash	32,440	(49,083)

Foreign currency translation adjustment	44	357

Cash, cash equivalents, and restricted cash – beginning of period	40,834	89,560

Cash, cash equivalents, and restricted cash – end of period	$73,318	$40,834

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,709	$5,751
Income taxes	$-	$-

Non-cash financing and investing activities:
Convertible debt conversion to preferred stock	$64,600	$-
Convertible debt conversion to common stock	$1,650	$8,550
Interest accrual from convertible debt converted to preferred stock	$1,703	$-
Interest accrual from convertible debt converted to common stock	$4	$-

The accompanying notes are an integral part of these audited financial statements.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Business and Basis of Presentation

Organization

RYVYL Inc. (together with its subsidiaries, the “Company”) is a financial technology company that develops, markets, and sells innovative blockchain-based payment solutions, which offer significant improvements for the payment solutions marketplace. The Company’s core focus is developing and monetizing disruptive blockchain-based applications, integrated within an end-to-end suite of financial products, capable of supporting a multitude of industries. The Company’s proprietary, blockchain-based systems are designed to facilitate, record, and store a limitless volume of tokenized assets, representing cash or data, on a secured, immutable blockchain-based ledger.

On April 1, 2022, the Company completed the acquisition of Transact Europe Holdings. Transact Europe Holdings is the holding company of TEU, which formally changed its name to RYVYL EU on December 16, 2022. RYVYL EU is an EU regulated electronic money institution headquartered in Sofia, Bulgaria. RYVYL EU is a Principal Level Member of Visa, a worldwide member of MasterCard, and a principal member of China UnionPay. In addition, RYVYL EU is part of the SEPA program, a payment system enabling cashless payments across continental Europe. RYVYL EU provides complete payment solutions by offering acquiring, issuing of prepaid cards and agent banking, serving hundreds of clients. With a global footprint, proprietary payment gateway, and technology platforms, RYVYL EU offers a comprehensive portfolio of services and decades of industry experience. The Company paid approximately $28.8 million (€26.0 million) in total consideration for the purchase.

Name Change

On May 3, 2018, PubCo formally changed its name to GreenBox POS LLC, then subsequently changed its name to GreenBox POS on December 13, 2018. On October 13, 2022 GreenBox POS changed its name to RYVYL Inc. (“RYVYL”). Unless the context otherwise requires, all references to “the Company,” “we,” “our”, “us” and “PubCo” refer to RYVYL Inc. Unless the context otherwise requires, all references to “PrivCo” or the “Private Company” refer to GreenBox POS LLC, a limited liability company, formed in the state of Washington.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

2.	Summary of Significant Accounting Policies

Going Concern

As further described in Note 17, Subsequent Events, since February 2024, the Company’s North America segment has been experiencing a significant decline in revenue, which is the direct result of having to abruptly transition its QuickCard product from terminal-based to app-based processing. While this decline in revenue is considered temporary, it has adversely impacted the Company’s liquidity in the short term, within the North America segment. As a result, management has determined that the Company’s cash and cash equivalents as of December 31, 2023 are not sufficient to fund the North America segment’s operations and capital needs for the next 12 months from the issuance of this Report.

As a result of the developments described above and further described in Note 17, Subsequent Events, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon the successful execution of management’s intended plan over the next twelve months to improve the liquidity of its North America segment, which includes, without limitation:

●	acceleration of the Company’s business development efforts to drive volumes in diversified business verticals;
●	the implementation of cost control measures to more effectively manage spending in the North America segment and right sizing the organization, where appropriate;
●

repatriation of offshore profits from the Company’s European subsidiaries, whose continued accelerated growth and generation of positive cash flow have already provided, and will continue to provide, an immediate and viable short-term source of capital during this product transition; and

●	a capital raise, which the Company intends to negotiate and consummate in the immediate term.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management has assessed that its intended plan is appropriate and sufficient to address the liquidity shortfall in its North America segment. However, there can be no guarantee that we will be successful in implementing our plan or in acquiring additional funding, that our projections of our future capital needs will prove accurate, or that any additional funding will be sufficient to continue our operations in the North America segment. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be materially affected. The Company bases its estimates on current and past experience, to the extent that historical experience is predictive of future performance, and other assumptions that the Company believes are reasonable under the circumstances. The Company evaluates these estimates on an ongoing basis.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported financial position, results of operations or cash flows.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with an original maturity of three months or less.

Restricted cash substantially consists of cash received from gateways for merchant transactions processed, which has yet to be distributed to merchants, ISOs and their agents at the end of the period.

Cash Due from Gateways, Net

The Company generates the majority of its revenue from payment processing services provided to its merchant clients. When a merchant makes a sale, the process of receiving the payment card information, engaging the banks for transferring the proceeds to the merchant’s account via digital gateways, and recording the transaction on a blockchain ledger, are the activities for which the Company gets to collect fees. Cash due from gateways represent amounts due to the Company for transactions processed but not yet distributed by the gateways.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gateways have strict policies pertaining to the scheduling of the release of funds to merchants based on several criteria that include, but are not limited to, return and chargeback history, associated risk for the specific business vertical, average transaction amount, etc. To mitigate potential credit losses associated with these risks, the gateways use these policies to determine reserve requirements and a payment in arrears strategy. While reserve and payment in arrears restrictions are in effect for a merchant payout, the Company records the reserved amounts against cash due from the gateways until the restriction is released.

Payment Processing Liabilities

The Company’s proprietary blockchain-based technology serves as the settlement engine for all transactions within the Company’s ecosystem. The blockchain ledger provides a robust and secure platform to log large volumes of immutable transactional records in real time. In summary, blockchain is a distributed ledger that uses digitally encrypted keys to verify, secure and record details of each transaction conducted within an ecosystem. Unlike general blockchain-based systems, the Company uses proprietary, private ledger technology to verify every transaction conducted within the Company’s ecosystem. The verification of transaction data comes from trusted partners, all of whom have been extensively vetted by the Company. The Company facilitates all financial elements of its closed-loop ecosystem, and it acts as the administrator for all related accounts. Using the Company’s TrustGateway technology, the Company seeks authorization and settlement for each transaction from Gateways to the issuing bank responsible for the credit/debit card used in the transaction. When a gateway settles the transaction, the company’s TrustGateway technology composes a chain of blockchain instructions to the Company’s ledger manager system.

When consumers use credit or debit cards to pay for transactions with merchants who use our ecosystem, the transaction starts with the consumer purchasing tokens from the Company. Tokens in this context are used to represent and track the value or number of credits the consumer has received in the blockchain. The issuance of tokens is accomplished when the Company loads a virtual wallet with a token, which then transfers credits to the merchant’s wallet on a dollar-for-dollar basis, after which the merchant releases its goods or services to the consumer. These transfers take place instantaneously and seamlessly, allowing the transaction experience to seem like any other ordinary credit or debit card transaction to the consumer and merchant.

While the Company’s blockchain ledger records transaction details instantaneously, the final cash settlement of each transaction can take days to weeks, depending upon contract terms between the Company and the gateways the Company uses, between the Company and its ISOs, and between the Company and/or its ISOs and merchants who use the Company’s services. In the case where the gateways have not yet remitted funds to the Company pertaining to transactions already processed, the Company records those amounts as cash due from gateways, net – a current asset. Concurrently, the Company records a portion of the cash due from gateways as revenue and the remaining balance, which is due to merchants and ISOs, as payment processing liabilities, net – a current liability. The balance included in payment processing liabilities, net in the consolidated balance sheets is equal to the sum of amounts due to merchants and ISOs related to the aforementioned unsettled transactions and the amounts due to merchants and ISOs on already settled transactions that these merchants and ISOs have not yet redeemed in the blockchain.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company generates the majority of its revenue from payment processing services. Payment processing services revenue is typically based on a percentage of the value of each transaction processed and/or upon fixed amounts specified per each transaction or service. The Company satisfies its performance obligations and, therefore, recognizes the processing fees as revenue at a point in time, upon the authorization of a merchant sale transaction.

Research and Development Costs

Research and development costs primarily consist of salaries and benefits for research and development personnel and outsourced contracted services, as well as associated supplies and materials. These costs are expensed as incurred.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable, Net

Accounts receivable consist of amounts recorded in connection with the sale of payment processing terminals and related accessories. Accounts receivable are recorded at invoiced amounts, net of an allowance for credit losses, and do not bear interest. In accordance with Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), the Company measures its allowance for credit losses using an expected credit loss model that reflects the Company’s current estimate of expected credit losses inherent in the enterprise and the accounts receivable balance. In determining the expected credit losses, the Company considers its historical loss experience, the aging of its accounts receivable balance, current economic and business conditions, and anticipated future economic events that may impact collectability. The Company reviews its allowance for credit losses periodically and, as needed, amounts are written-off when determined to be uncollectible. As of December 31, 2023 and 2022 the allowance for credit losses was immaterial.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of inventory and deposits made by our European subsidiaries with credit card companies.

Property and Equipment, Net

Property and equipment primarily consist of computer equipment, leasehold improvements, and furniture and fixtures. Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to eight years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income for the period.

Fair Value Measurements

The Company applies fair value accounting for assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Fair value is defined as the price received to sell an asset or paid to transfer a liability in the principal market for the asset or liability in an orderly transaction between market participants on the measurement date.

ASC Topic 820, Fair Value Measurements, establishes a three-level hierarchy priority for disclosure of assets and liabilities recorded at fair value. The ordering of priority reflects the degree to which objective prices in external active markets are available to measure fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The three levels in the hierarchy are as follows:

●	Level 1 – Observable inputs, such as unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

●

Level 2 – Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●

Level 3 – Unobservable inputs that cannot be directly corroborated by observable market data and that typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company measures its convertible note and related derivative liability at fair value. The Company classifies these liabilities as Level 3 of the fair value hierarchy, as fair values are estimated using models that use both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Intangible Assets

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of the identifiable net tangible and intangible assets acquired.

Goodwill is tested for impairment, at a minimum, on an annual basis at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The Company’s policy is to perform its annual impairment test of goodwill as of December 31 of each fiscal year. Based on our most recent annual impairment assessment, we determined that no adjustment to the carrying value of goodwill of our reporting unit as required.

Intangible assets consist of acquired customer relationships and business intellectual properties. Intangible assets are amortized over their estimated useful lives, ranging from two to five years, using the straight-line method. No significant residual value is estimated for intangible assets.

Impairment of Long-Lived Assets

The Company evaluates property and equipment and finite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated. If the carrying amount of the long–lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third–party independent appraisals, as considered necessary. Other than the charge-off recorded during the period ended December 31, 2022, for the entire consideration paid in connection with the contracted acquisition of the Sky Financial portfolio, the Company determined that the values of its long-lived assets as of December 31, 2023 and 2022, are supportable and recoverable.

Leases

The Company leases office space under non-cancellable operating leases with various expiration dates. The Company determines whether an arrangement is a lease for accounting purposes at contract inception. Operating leases are recorded as right-of-use (“ROU”) assets, which are included within noncurrent assets, and lease liabilities, which are included within current and noncurrent liabilities on our consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. ROU assets are based on the lease liability and are increased by prepaid lease payments and decreased by lease incentives received, where applicable. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate because the interest rate implicit in the Company’s leases is not readily determinable. The Company’s incremental borrowing rate is estimated to approximate the interest rate that the Company would pay to borrow on a collateralized basis with similar terms and payments as the lease, and in economic environments where the leased asset is located. Certain leases require the Company to pay taxes, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the ROU assets and lease liabilities. These lease costs are recognized as lease expenses when incurred.

The Company evaluates ROU assets related to leases for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of a ROU asset may not be recoverable. When a decision has been made to exit a lease prior to the contractual term or to sublease that space, the Company evaluates the asset for impairment and recognizes the associated impact to the ROU asset and related expense, if applicable. The evaluation is performed at the asset group level initially and when appropriate, at the lowest level of identifiable cash flows, which is at the individual lease level. Undiscounted cash flows expected to be generated by the related ROU assets are estimated over the ROU assets’ useful lives. If the evaluation indicates that the carrying amount of the ROU assets may not be recoverable, any potential impairment is measured based upon the fair value of the related ROU asset or asset group as determined by appropriate valuation techniques.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

Stock-based compensation expense relates to restricted stock awards (“RSAs”) and stock options granted to employees and non-employee directors under the Company’s equity incentive plans, which are measured based on the grant-date fair value. The fair value of RSAs is determined by the closing price of the Company’s common stock on the grant date. The fair value of stock options is estimated on the date of grant using the Black-Scholes-Merton option valuation model. Generally, stock-based compensation expense is recorded on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur.

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

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As of December 31, 2023 and 2022, we have valuation allowances which serve to reduce net deferred tax assets.

Net Loss Per Share

The Company’s basic net loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss available to common shareholders by the weighted-average number of shares of common stock outstanding, adjusted for the dilutive effect of all potential shares of common stock. For the years ended December 31, 2023 and 2022, the Company’s diluted net loss per share is the same as the basic net loss per share, since there are no common stock equivalents outstanding that would have a dilutive effect.

Segment Reporting

The Company determines its reportable segments based on how its CODM manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. Our CODM is our Chief Executive Officer and we have identified two reportable segments: North America and International. These segments represent the components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM to assess segment performance, set strategic goals, and allocate the Company’s resources. The primary financial measure used by the CODM to evaluate the performance of its segments and allocate resources to them is operating income or (loss).

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended by subsequently issued ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, 2020-03 and 2022-02 (collectively, “Topic 326”). Topic 326 requires entities to utilize a new impairment model known as the current expected credit loss (“CECL”) model for certain financial assets held at the reporting date. The CECL model requires entities to estimate lifetime “expected credit loss” amounts and record them as an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The guidance also amends the impairment model for available for sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on such debt security is a credit loss. The Company adopted the updates as of January 1, 2023, with no material impact on its consolidated financial statements.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (ASC 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers,” as if the acquirer had originated the contracts. Under current accounting standards, contract assets and contract liabilities acquired in a business combination are to be recorded at fair value using the ASC 805 measurement principle. ASU 2021-08 is effective for fiscal years and interim reporting periods within those fiscal years beginning after December 15, 2022. The adoption of ASU 2021-08, effective January 1, 2023, did not have an impact on the financial condition, results of operations, cash flows and disclosures of the Company.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 aims to simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. ASU 2020-06 also simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity and amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. Early adoption is permitted for fiscal years beginning after December 15, 2020. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods therein. The Company is currently in the process of evaluating the impact this updated guidance may have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact this amended guidance may have on the footnotes to its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. This amended guidance requires fair value measurement of certain crypto assets each reporting period with the changes in fair value reflected in net income. The amendments also require disclosures of the name, fair value, units held, and cost bases for each significant crypto asset held and annual reconciliations of crypto asset holdings. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. We are required to apply these amendments as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted. The adoption of this guidance is not expected to have an impact on our consolidated financial statements, as we currently do not hold any crypto assets.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for fiscal years beginning after December 15, 2024. The guidance can be applied either prospectively or retrospectively. The Company is currently in the process of evaluating the impact this amended guidance may have on the footnotes to our consolidated financial statements.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Logicquest Technology, Inc.

In April 2023, the Company executed a purchase agreement for 99.4 million shares of restricted common stock of Logicquest Technology, Inc., a Nevada corporation (“Logicquest”) representing ownership of 99.1% of Logicquest, 48 shares of Series C Convertible Non-Redeemable Preferred Stock of Logicquest, and 10 shares of Series D Convertible Non-Redeemable Preferred Stock of Logicquest, in exchange for an aggregate purchase price of $225,000. Logicquest was a shell company (as defined in Rule 12b-2 of the Exchange Act) quoted on the Over-the-Counter Pink Open Market under the symbol “LOGQ” and is required to file reports and other information with the SEC pursuant to the Exchange Act. In June 2023, the Company merged the assets of Coyni, Inc., a wholly-owned subsidiary of the Company, and Logicquest, with Logicquest as the surviving entity. Subsequently, Logicquest changed its name to Coyni, Inc. (“Coyni PubCo”). In the fourth quarter of 2023, the Company amended the share purchase agreement to reflect 98 million shares of restricted common stock of Logicquest, 48 shares of Series C Convertible Non-Redeemable Preferred Stock of Logicquest, and 10 shares of Series D Convertible Non-Redeemable Preferred Stock of Logicquest, in exchange for an aggregate purchase price of $225,000. In accordance with ASC 805, Business Combinations, this transaction was accounted for as an asset acquisition and the acquired assets are included in the consolidated financial statements of the Company as of December 31, 2023.

As previously disclosed, the Company originally intended to transfer the Coyni Platform assets, which are owned by the Company, into Coyni PubCo, and subsequently spin-off Coyni PubCo into a new publicly traded entity. However, we subsequently determined that it was in the best interest of the Company and its shareholders to retain the Coyni Platform at the Company to expand payment processing and banking-as-a-service solutions. As such, management no longer plans to pursue a spin-off of Coyni PubCo.

Merchant Payment Solutions LLC

In November 2021, the Company executed a term sheet to acquire certain Automated Clearing House (“ACH”) business of Merchant Payment Solutions LLC (“MPS”). Upon execution of the term sheet, the Company made a refundable earnest money deposit in the amount of $725,000 toward the total purchase price. After conducting due diligence, the Company elected to terminate the term sheet on April 21, 2023. In June 2023, the Company and MPS agreed to finalize a Portfolio Purchase Agreement (“Purchase Agreement”). Pursuant to the Purchase Agreement, the Company acquired the ACH portfolio of MPS for $725,000. In accordance with ASC 805, Business Combinations, this transaction was accounted for as an asset acquisition.

Transact Europe Holdings

On April 1, 2022, the Company acquired Transact Europe Holdings for $28.8 million (€26.0 million) in cash. Transact Europe Holdings is the holding company of TEU, which formally changed its name to RYVYL EU on December 16, 2022. RYVYL EU is an EU regulated electronic money institution headquartered in Sofia, Bulgaria. RYVYL EU is a Principal Level Member of Visa, a worldwide member of MasterCard, and a principal member of China UnionPay. In addition, RYVYL EU is part of the SEPA program, a payment system enabling cashless payments across continental Europe. RYVYL EU provides complete payment solutions by offering acquiring, issuing of prepaid cards and agent banking, serving hundreds of clients. With a global footprint, proprietary payment gateway, and technology platforms, RYVYL EU offers a comprehensive portfolio of services and decades of industry experience.

The acquisition of Transact Europe Holdings meets the criteria to be accounted for as a business combination in accordance with ASC 805, Business Combinations. This method requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the difference between the fair value of the consideration paid for the acquired entity and the fair value of the net assets acquired be recorded as goodwill, which is not amortized but is tested at least annually for impairment.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the estimated fair values of the net assets acquired, which were recorded as of April 1, 2022 (dollars in thousands):

Tangible assets (liabilities):
Net assets	$7,339

Intangible assets:
Customer relationships	1,267
Goodwill	20,205
Total intangible assets	21,472

Total net assets acquired	$28,811

Sky Financial & Intelligence

On March 31, 2022, the Company contracted to acquire a portfolio of merchant accounts from Sky Financial for $18.1 million. The Company paid $16.0 million in cash in March 2022 and issued 500,000 shares of restricted common stock for the transaction on May 12, 2022. The entire amount tendered in both cash and stock was recorded as a customer relationships asset.

As of the date of this filing, the Company has not received delivery of the acquired merchant list and the associated ISO management portal access. The Company charged off the entire purchase price in 2022. Also, during 2022, the Company suspended its reporting of revenue from the Sky Financial portfolio. The Company is actively pursuing its entitlements under the purchase agreement. See Note 15, Commitments and Contingencies, for further information.

5.	Property and Equipment, Net

The following table details property and equipment, less accumulated depreciation (dollars in thousands):

	December 31,
	2023	2022
Buildings	$-	$1,360
Computers and equipment	276	247
Furniture and fixtures	152	149
Improvements	171	164
Total property and equipment	599	1,920
Less: accumulated depreciation	(293)	(224)
Net property and equipment	$306	$1,696

Depreciation expense was $148,150 and $141,566 for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company’s subsidiary, Charge Savvy, sold a building it owned and recognized a gain on sale of $1.1 million.

6.	Goodwill

The following table presents goodwill balances (dollars in thousands):

	December 31,
	2023	2022
Acquisition of Northeast	$2,793	$2,793
Acquisition of Charge Savvy	3,755	3,755
Acquisition of Transact Europe Holdings	20,205	20,205

Total goodwill	$26,753	$26,753

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Intangible Assets, Net

The following table details acquired intangible assets (dollars in thousands):

		December 31, 2023			December 31, 2022
Intangible Assets	Amortization Period	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships – North America	5 years	$6,545	$(2,991)	$3,554	$5,820	$(1,755)	$4,065
Customer relationships - International	2 years	1,267	(1,109)	158	1,267	(475)	792
Business technology/IP	5 years	2,675	(1,328)	1,347	2,675	(793)	1,882

Total intangible assets		$10,487	$(5,428)	$5,059	$9,762	$(3,023)	$6,739

Amortization expense was $2.4 million and $20.3 million for the years ended December 31, 2023 and 2022, respectively. In 2022, amortization expense included an $18.1 million charge related to the consideration paid for the contracted acquisition of the Sky Financial portfolio.

The estimated future amortization expense related to intangible assets as of December 31, 2023 is as follows (dollars in thousands):

Year	Amount
2024	$2,002
2025	1,844
2026	992
2027	148
2028	73
Total	$5,059

8.	Accrued Liabilities

The following table details the balance in accrued liabilities (dollars in thousands):

	December 31,
	2023	2022
Accrued gateway fees	$2,356	$681
Payroll related accruals	1,235	664
Accrued legal and professional fees	1,342	330
Accrued taxes	306	1,357
Other	516	318

Total accrued liabilities	$5,755	$3,350

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Long-Term Debt, Net

The following table summarizes the Company’s debt as of December 31, 2023 and 2022 (dollars in thousands):

	December 31,
	2023	2022
$100,000,000 8% senior convertible note, due April 5, 2025	$19,200	$85,450
Less: Unamortized debt discount	(3,906)	(24,349)
Net carrying value	15,294	61,101

$149,900 Economic Injury Disaster Loan (EIDL), interest rate of 3.75%, due June 1, 2050	146	149
$500,000 EIDL, interest rate of 3.75%, due May 8, 2050	487	499
Total debt	15,927	61,749

Less: current portion	(15)	(14)
Long-term debt, net	$15,912	$61,735

Senior Convertible Note

On November 8, 2021, the Company sold and issued, in a registered direct offering, an 8% Senior convertible note, originally due November 3, 2023, and subsequently extended to April 5, 2025, in the aggregate original principal amount of $100 million (the “Note”). The Note had an original issue discount of sixteen percent (16%) resulting in gross proceeds of $84 million. The Note was sold pursuant to the terms of a Securities Purchase Agreement, dated November 2, 2021 (the “SPA”), between the Company and the investor in the Note (the “Investor”).

The Note was issued on November 8, 2021, pursuant to an indenture dated November 2, 2021 between us and Wilmington Savings Fund Society, FSB, as trustee (the “Base Indenture”), as supplemented by a first supplemental indenture thereto, dated November 2, 2021, relating to the Note (the “First Supplemental Indenture” and the Base Indenture as supplemented by the First Supplemental Indenture, the “First Indenture”). The terms of the Note include those provided in the First Indenture and those made part of the First Indenture by reference to the Trust Indenture Act.

First Exchange Agreement

On July 25, 2023, the Company entered into an Exchange Agreement (the “First Exchange Agreement”) under which the Company and the Investor agreed to exchange (the “Series A Exchanges”), in two separate exchanges, an aggregate of $22.703 million of the outstanding principal and interest under the Note for 15,000 shares of a newly authorized series of preferred stock of the Company designated as Series A Preferred Convertible Stock (the “Series A Preferred Stock”), the terms of which are set forth in a Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock of RYVYL Inc. (the “Series A Certificate of Designations”), which the Company filed with the Nevada Secretary of State prior to the initial issuance of the Series A Preferred Stock. The Series A Preferred Stock is further described in Note 10, Convertible Preferred Stock. As part of the First Exchange Agreement, the Company also agreed to allow for the conversion of up to an additional $9.0 million of principal (together with any accrued and unpaid interest thereon) of the Note at a conversion price equal to 97.5% of the lower of (x) the then in effect conversion price and (y) the lowest volume weighted average price of the Company’s Common Stock during the five trading days immediately prior to such conversion; and the Investor agreed to waive any interest that would otherwise accrue on the Note during the period commencing on April 1, 2023 through, and including, December 31, 2023.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 31, 2023, pursuant to the terms of the First Exchange Agreement, the Company closed the initial exchange (the “Initial Series A Exchange”) and issued 6,000 shares of Series A Preferred Stock in exchange for $4.297 million of the outstanding principal balance of the Note and $1.703 million of accrued interest. Additionally, upon satisfaction of all applicable closing conditions, including, without limitation, the Company having obtained any stockholder approval required for the consummation of the transactions and the issuance of the Common Stock issuable upon the conversion of all of the shares of Series A Preferred Stock (unless waived by the applicable other party), in the final exchange (the “Final Series A Exchange”), the parties agreed to exchange the remaining $16.703 million of outstanding principal balance subject to the Series A Exchanges for 9,000 shares of Series A Preferred Stock on a date mutually agreed to by the Company and the Investor. The Company determined that the parties’ obligation to exchange the remaining $16.703 million of outstanding principal balances subject to the Series A Exchanges for 9,000 shares of Series A Preferred Stock in the Final Series A Exchange represents an embedded conversion feature that does not require bifurcation and separate valuation because it would not meet the definition of a derivative, if freestanding, under ASC 815 as net settlement could not be achieved.

The Company analyzed the changes made to the Note under the First Exchange Agreement under ASC 470-50 to determine if extinguishment accounting was applicable. Under ASC 470-50-40-10, a modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date is always considered substantial and requires extinguishment accounting. Since the First Exchange Agreement added a substantive conversion option, the Company determined that extinguishment accounting was applicable. In accordance with the extinguishment accounting guidance, the Company recorded a loss on extinguishment of $1.3 million which represents the difference between (a) the fair value of the modified Note and the 6,000 shares of Series A Preferred Stock issued in the Initial Series A Exchange and (b) the carrying amount of the Note and the fair value of the bifurcated embedded derivative immediately prior to giving effect to the First Exchange Agreement.

Second Exchange Agreement

Under the terms of the First Exchange Agreement, a final closing was to be held upon which the Investor was to exchange an additional $16.703 million of principal of the Note into 9,000 shares of Series A Preferred Stock (the “Unissued Series A Preferred Stock”) which shares of Unissued Series A Preferred Stock were convertible into shares of Common Stock, in accordance with the terms of the Series A Certificate of Designations.

On November 27, 2023, the Company entered into an Exchange Agreement (the “Second Exchange Agreement”) with the Investor under which the Company and the Investor agreed to exchange (the “Series B Exchange”), (i) all of the existing shares of Series A Preferred Stock issued to the Investor in the Initial Series A Exchange, (ii) the right to exchange the shares of Unissued Series A Preferred Stock for an additional $16.703 million of principal of the Note, and (iii) $60.303 million of the outstanding principal under the Note for 55,000 shares of a newly authorized series of preferred stock of the Company designated as Series B Preferred Convertible Stock (the “Series B Preferred Stock”), the terms of which are set forth in a Certificate of Designations of Rights and Preferences of Series B Convertible Preferred Stock of RYVYL Inc. (the “Series B Certificate of Designations”), which the Company filed with the Nevada Secretary of State prior to the initial issuance of any shares of Series B Preferred Stock. The Series B Preferred Stock is further described in Note 10, Convertible Preferred Stock. As additional consideration for the Series B Exchange, the Company has also agreed to make a cash payment to the Investor in the amount of $3.0 million. As part of the Second Exchange Agreement, the Investor also agreed to forbear from requiring the repayment of the Note (to the extent such repayment obligation arises solely as a result of the occurrence of the maturity date and not with respect to any event of default or redemption rights in the Note or pursuant to the Indenture (as such term is defined in the Second Exchange Agreement)) during the period commencing on November 5, 2024 through, and including, April 5, 2025; and to extend the waiver of payment of interest under the Note through July 1, 2024.

The Company analyzed the changes made to the Note under the Second Exchange Agreement under ASC 470-50 to determine if extinguishment accounting was applicable. Under ASC 470-50-40-10, a modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date is always considered substantial and requires extinguishment accounting. Since the Second Exchange Agreement eliminated a substantive conversion option (the parties’ obligation to exchange the remaining $16.703 million of outstanding principal balances subject to the Series A Exchanges for 9,000 shares of Series A Preferred Stock in the Final Series A Exchange), the Company determined that extinguishment accounting was applicable. In accordance with the extinguishment accounting guidance, the Company recorded a loss on extinguishment of $22.5 million which represents the difference between (a) the fair value of the modified Note, the fair value of the 55,000 shares of Series B Preferred Stock issued in the Series B Exchange, and the $3.0 million cash payment made to the Investor, and (b) the carrying amount of the Note, the fair value of the bifurcated embedded derivative immediately prior to giving effect to the Second Exchange Agreement, and the fair value of the existing shares of Series A Preferred Stock issued to the Investor in the Initial Series A Exchange forfeited to the Company by the Investor.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 29, 2023, the Company closed the Series B Exchange, pursuant to which the Company issued to the Investor 55,000 shares of Series B Convertible Preferred Stock and paid the Investor a cash payment in the amount of $3.0 million, in exchange for 6,000 shares of Series A Convertible Preferred Stock previously issued to the Investor, the right to exchange the shares of Unissued Series A Preferred Stock for an additional $16.703 million of principal of the Note, and the reduction of principal of the Note in the aggregate amount of $60.303 million.

During the year ended December 31, 2022, the Investor converted $8.55 million of the outstanding principal balance into 5,986,954 shares of the Company’s Common Stock at a weighted average conversion price of $1.43. In addition, the Company paid the Investor $6.9 million in January 2022 in exchange for cancellation of $6.0 million of the outstanding principal balance. During the year ended December 31, 2023, the Investor converted $1.65 million of the outstanding principal balance into 1,397,327 shares of the Company’s Common Stock at a weighted average conversion price of $1.18.

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

As part of the Restructuring Agreement entered into with the Investor on August 16, 2022 (the “Restructuring Agreement”), the Company obtained a forbearance of the Maturity Date from November 5, 2023 to November 5, 2024. As part of the Second Exchange Agreement entered into with the Investor on November 27, 2023, the Company obtained a further forbearance of the Maturity Date from November 5, 2024 to April 5, 2025.

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

As part of the First Exchange Agreement, the Investor agreed to waive any interest that would otherwise accrue on the Note during the period commencing on April 1, 2023 through, and including, December 31, 2023. As part of the Second Exchange Agreement, the Investor agreed to extend the waiver of payment of interest under the Note through July 1, 2024.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the original terms of the Note, since during the fiscal quarter ending March 31, 2022, the Company (i) failed to process at least $750 million in transaction volume or (ii) had revenue that was less than $12 million, the Note’s fixed conversion price then in effect exceeded the greater of (x) the Note's $1.67 floor and (y) 140% of the market price as of April 1, 2022 (the “Adjustment Measuring Price”), on April 1, 2022, the fixed conversion price automatically adjusted to the Adjustment Measuring Price.

As part of the Restructuring Agreement, the Company agreed to allow for the conversion of up to $4.5 million of principal (together with any accrued and unpaid interest thereon) of the Note at a conversion price equal to the lesser of (i) $2.40 and (ii) 97.5% of the lower of (x) the then in effect conversion price and (y) the lowest volume weighted average price of our Common Stock during the five trading days immediately prior to such conversion.

As part of the First Exchange Agreement, the Company agreed to allow for the conversion of up to an additional $9.0 million of principal (together with any accrued and unpaid interest thereon) of the Note at a conversion price equal to 97.5% of the lower of (x) the then in effect conversion price and (y) the lowest volume weighted average price of our Common Stock during the five trading days immediately prior to such conversion.

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

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beneficial Ownership Limitation

The Note may not be converted, and shares of Common Stock may not be issued under the Note if, after giving effect to the conversion or issuance, the applicable holder of the Note (together with its affiliates, if any) would beneficially own in excess of 4.99% of the Company’s outstanding shares of Common Stock, which is referred to herein as the “Note Blocker”. The Note Blocker may be raised or lowered to any other percentage not in excess of 9.99% at the option of the applicable holder of the Note, except that any raise will only be effective upon 61 days’ prior notice to us.

Change of Control Redemption Right

In connection with a change of control of the Company, the holder may require us to redeem in cash all, or any portion, of the Notes at a 15% redemption premium to the greater of the face value, the equity value of our Common Stock underlying the Note, and the equity value of the change of control consideration payable to the holder of our Common Stock underlying the Note.

The equity value of our Common Stock underlying the Note is calculated using the greatest closing sale price of our Common Stock during the period immediately preceding the consummation or the public announcement of the change of control and ending the date the holder gives notice of such redemption.

The equity value of the change of control consideration payable to the holder of our Common Stock underlying the Note is calculated using the aggregate cash consideration and aggregate cash value of any non-cash consideration per share of our Common Stock to be paid to the holders of our Common Stock upon the change of control.

Events of Default

Under the terms of the First Supplemental Indenture, the events of default contained in the Base Indenture shall not apply to the Note. Rather, the Note contains standard and customary events of default including but not limited to: (i) the suspension from trading or the failure to list the Company’s Common Stock within certain time periods; (ii) failure to make payments when due under the Notes; and (iii) bankruptcy or insolvency of the Company.

If an event of default occurs, the holder may require us to redeem all or any portion of the Note (including all accrued and unpaid interest and late charges thereon), in cash, at a 15% redemption premium to the greater of the face value and the equity value of the Company’s Common Stock underlying the Note.

The equity value of the Company’s Common Stock underlying the Note is calculated using the greatest closing sale price of the Company’s Common Stock on any trading day immediately preceding such event of default and the date the Company makes the entire payment required.

Company Optional Redemption Rights

At any time no event of default exists, the Company may redeem all, but not less than all, of the Note outstanding in cash all, or any portion, of the Note at a 5% redemption premium to the greater of the face value and the equity value of the Company’s Common Stock underlying the Note.

The equity value of the Company’s Common Stock underlying the Note is calculated using the greatest closing sale price of the Company’s Common Stock on any trading day during the period commencing on the date immediately preceding such date the Company notifies the applicable holder of such redemption election and the date the Company makes the entire payment required.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a rollforward of the senior convertible note balance (dollars in thousands):

Balance, December 31, 2020	$-
Convertible debentures issued	100,000
Derivative liability	(21,580)
Original issue discount of 16%	(16,000)
Placement fees and issuance costs	(7,200)
Amortization and write-off of debt discount	3,435
Balance, net of unamortized debt discount of $41,345 - December 31, 2021	58,655
Repayments and conversion	(14,550)
Amortization and write-off of debt discount	16,996
Balance, net of unamortized debt discount of $24,349 - December 31, 2022	61,101
Repayments and conversion	(66,250)
Amortization and write-off of debt discount	20,443
Balance, net of unamortized debt discount of $3,906 - December 31, 2023	$15,294

The Company recorded debt discount accretion expense of $13.1 million and $14.0 million for the years ended December 31, 2023, and 2022, respectively.

The Company incurred other interest expense of $3.3 million and $8.2 million for the years ended December 31, 2023, and 2022, respectively.

Derivative Liability

The senior convertible note contains embedded derivatives representing certain conversion features, redemption rights, and contingent payments upon the occurrence of certain events of default. The Company determined that these embedded derivatives required bifurcation and separate valuation.

The Company utilizes a binomial lattice model to value its bifurcated derivatives included in the note. ASC 815, Derivatives and Hedging (“ASC 815”) does not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be combined and fair-valued as a single compound embedded derivative. The Company selected a binomial lattice model to value the compound embedded derivative because it believes this technique is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the note. Such assumptions include, among other inputs, stock price volatility, risk-free rates, credit risk assumptions, early redemption and conversion assumptions, and the potential for future adjustment of the conversion price due to triggering events. Additionally, there are other embedded features of the note requiring bifurcation, other than the conversion features, which had no value at December 31, 2023 and December 31, 2022 due to management’s estimates of the likelihood of certain events, but that may have value in the future should those estimates change.

The following is a rollforward of the derivative liability balance (dollars in thousands):

Balance, December 31, 2021	$18,735
Change in fair value 2022	(18,480)
Balance, December 31, 2022	255
Increase in derivative liability upon extinguishment of debt	6,312
Change in fair value 2023	(6,548)
Balance, December 31, 2023	$19

Small Business Association CARES Act Loans

On June 9, 2020, the Company entered into a 30-year loan agreement with the Small Business Association (“SBA”) under the CARES Act in the amount of $149,900. The loan bears interest at 3.75% per annum and requires monthly principal and interest payments of $731 beginning June 9, 2021. Both the Chief Executive Officer and Chairman of the Company signed personal guarantees under this loan. As of December 31, 2023, the loan is not in default.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 8, 2020, Charge Savvy, a wholly-owned subsidiary of the Company, entered into a 27-year loan agreement with the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in the amount of $150,000. The loan bears interest at 3.75% per annum and required principal and interest payments of $731 beginning on May 8, 2021, which were subsequently deferred to November 8, 2022. On August 4, 2021, Charge Savvy was granted a loan increase in the amount of $350,000 on identical terms as the initial loan, for an aggregate loan amount of $500,000. Monthly principal and interest payments on the aggregate loan are $2,477 and began on November 8, 2022. Pursuant to the terms of Security Agreements executed in connection with this loan, the SBA was granted a security interest in all tangible and intangible personal property of Charge Savvy. As of December 31, 2023, the loan is not in default.

10.	Convertible Preferred Stock

On July 31, 2023, the Company issued 6,000 shares of Series A Preferred Stock in exchange for $4.297 million of the outstanding principal balance of the 8% senior convertible note due April 5, 2025 and $1.703 million of accrued interest pursuant to the First Exchange Agreement entered into with the investor in the senior convertible note on July 25, 2023. On November 29, 2023, the existing shares of Series A Preferred Stock issued to the investor were forfeited to the Company by the investor and the Company issued 55,000 shares of Series B Preferred Stock, along with a cash payment of $3.0 million, in exchange for $60.303 million of the outstanding principal balance of the senior convertible note pursuant to the Second Exchange Agreement entered into with the investor on November 27, 2023. See Note 9, Long-Term Debt, for further information. The Series A Preferred Stock had a stated value of $1,000 per share and a fair value of approximately $1,111 per share at issuance, as determined by a valuation performed by third-party experts. The Series B Preferred Stock has a stated value of $1,000 per share and a fair value of approximately $1,339 per share at issuance, as determined by a valuation performed by third-party experts.

As of December 31, 2023, Preferred Stock consisted of the following (dollars in thousands):

	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A	15,000	-	$-	$-	-
Series B	55,000	55,000	73,631	63,250	17,684,888

Total Preferred Stock	70,000	55,000	$73,631	$63,250	17,684,888

The holders of the Preferred Stock have the following rights and preferences:

Voting – The Preferred Stock has no voting power and the holders of Preferred Stock have no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock.

Dividends – The holders of Preferred Stock are entitled to receive dividends when and as declared by the Board of Directors, from time to time, in its sole discretion. Such dividends are not cumulative. No such dividends have been declared to date.

Liquidation – In the event of the voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock shall be entitled to receive in cash out of the assets of the Company, prior and in preference to any distribution of the proceeds of such liquidation event to the holders of Series A Preferred Stock or common stock, an amount per share of Series B Preferred Stock equal to the greater of (A) 115% of the stated value of such share of Series B Preferred Stock plus all declared and unpaid dividends on such share of Series B Preferred Stock and (B) the amount per share such holder would receive if it converted such share of Series B Preferred Stock into common stock (at the Series B Alternate Conversion Price, as defined below, then in effect) immediately prior to the date of such payment. If at any time, there is more than one holder of the Series B Preferred Stock, and the proceeds thus distributed among the holders of the Series B Preferred Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then the entire proceeds legally available for distribution shall be distributed ratably among the holders in proportion to the full preferential amount that each such holder is otherwise entitled to receive.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event of the voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to receive in cash out of the assets of the Company, prior and in preference to any distribution of the proceeds of such liquidation event to the holders of common stock, an amount per share of Series A Preferred Stock equal to the greater of (A) 115% of the stated value of such share of Series A Preferred Stock plus all declared and unpaid dividends on such share of Series A Preferred Stock and (B) the amount per share such holder would receive if it converted such share of Series A Preferred Stock into common stock (at the Series A Alternate Conversion Price, as defined below, then in effect) immediately prior to the date of such payment. If at any time, there is more than one holder of the Series A Preferred Stock, and the proceeds thus distributed among the holders of the Series A Preferred Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then the entire proceeds legally available for distribution shall be distributed ratably among the holders in proportion to the full preferential amount that each such holder is otherwise entitled to receive.

Redemption – Upon certain bankruptcy or insolvency-related events defined in the Company’s Certificate of Designations of Rights and Preferences of Series A Preferred Stock (the “Series A Certificate of Designations”), the Company shall immediately redeem, in cash, each outstanding share of Series A Preferred Stock at a redemption price equal to the greater of (i) 115% of the stated value of such share of Series A Preferred Stock plus all declared and unpaid dividends on such share of Series A Preferred Stock and (ii) 115% of the greatest closing sale price of the number of shares of common stock into which such share of Series A Preferred Stock could be converted (at the lowest Series A Alternate Conversion Price, as defined below, during the period commencing on the twentieth trading day immediately preceding the public announcement of the bankruptcy or insolvency-related event and ending on the date the Company makes the entire redemption payment) on any trading day during the period commencing on the date immediately preceding such bankruptcy or insolvency-related event and ending on the date the Company makes the entire redemption payment.

Upon a change of control of the Company (as defined in the Series A Certificate of Designations), the holders of Series A Preferred Stock may require the Company to exchange their shares of Series A Preferred Stock for consideration, in the form of (I) the securities or other assets to which holders of shares of common stock are entitled to receive with respect to or in exchange for their shares of common stock in such change of control or (II) cash, equal to the greatest of (i) 115% of the stated value of such share of Series A Preferred Stock plus all declared and unpaid dividends on such share of Series A Preferred Stock, (ii) 115% of the greatest closing sale price of the number of shares of common stock into which such share of Series A Preferred Stock could be converted (at the Series A Alternate Conversion Price, as defined below, then in effect) during the period beginning on the date immediately preceding the earlier to occur of (a) the consummation of the applicable change of control and (b) the public announcement of such change of control and ending on the date such holder delivers notice to the Company of its election, and (iii) the aggregate cash consideration and the aggregate cash value of any non-cash consideration per share of common stock that would be paid to the holder upon consummation of such change of control if it converted all of its shares of Series A Preferred Stock into common stock at the conversion price then in effect.

Upon a change of control of the Company (as defined in the Company’s Certificate of Designations of Rights and Preferences of Series B Preferred Stock, or the “Series B Certificate of Designations”), the holders of Series B Preferred Stock may require the Company to exchange their shares of Series B Preferred Stock for consideration, in the form of the securities or other assets to which holders of shares of common stock are entitled to receive with respect to or in exchange for their shares of common stock in such change of control, equal to the greatest of (i) 115% of the stated value of such share of Series B Preferred Stock plus all declared and unpaid dividends on such share of Series B Preferred Stock, (ii) 115% of the greatest closing sale price of the number of shares of common stock into which such share of Series B Preferred Stock could be converted (at the Series B Alternate Conversion Price, as defined below, then in effect) during the period beginning on the date immediately preceding the earlier to occur of (a) the consummation of the applicable change of control and (b) the public announcement of such change of control and ending on the date such holder delivers notice to the Company of its election, and (iii) the aggregate cash consideration and the aggregate cash value of any non-cash consideration per share of common stock that would be paid to the holder upon consummation of such change of control if it converted all of its shares of Series B Preferred Stock into common stock at the conversion price then in effect.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Conversion – Each share of Series B Preferred Stock is convertible, at the option of the holder, at any time after the date of issuance of such share, into shares of common stock either (i) at the fixed conversion price then in effect, which initially is $3.11 (subject to standard antidilution adjustments and adjustments as a result of subsequent issuances of securities where the effective price of the common stock is less than the then current fixed conversion price) or (ii) at the Series B Alternate Conversion Price, as defined below. The Series B Certificate of Designations also provides that in the event of certain “Triggering Events,” any holder may, at any time, convert any or all of such holder’s Series B Preferred Stock at a conversion rate equal to the product of (i) the Series B Alternate Conversion Price and (ii) 115% of the stated value of the Series B Preferred Stock subject to such conversion. “Triggering Events” include, among others, (i) a failure to timely deliver shares of common stock, upon a conversion, (ii) a suspension of trading on the principal trading market or the failure to be traded or listed on the principal market for five days or more, (iii) the failure to pay any dividend to the holders of Series B Preferred Stock when required, (iv) the failure to remove restrictive legends when required, (v) the Company’s default in payment of indebtedness in an aggregate amount of $2 million or more, (vi) proceedings for a bankruptcy, insolvency, reorganization or liquidation, which are not dismissed with 30 days, (vii) commencement of a voluntary bankruptcy proceeding, and (viii) final judgments against the Company for the payment of money in excess of $2 million. The “Series B Alternate Conversion Price” means the lower of (i) the applicable conversion price then in effect and (ii) the greater of (x) $0.62 and (y) 97.5% of the lowest volume weighted average price of the common stock during the five consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice.

Each share of Series A Preferred Stock is convertible, at the option of the holder, at any time after the date of issuance of such share, into shares of common stock either (i) at the fixed conversion price then in effect, which initially is $2.00 (subject to standard antidilution adjustments and adjustments as a result of subsequent issuances of securities where the effective price of the common stock is less than the then current fixed conversion price) or (ii) at the Series A Alternate Conversion Price, as defined below. The Series A Certificate of Designations also provides that in the event of certain “Triggering Events,” any holder may, at any time, convert any or all of such holder’s Series A Preferred Stock at a conversion rate equal to the product of (i) the Series A Alternate Conversion Price and (ii) 115% of the stated value of the Series A Preferred Stock subject to such conversion. “Triggering Events” include, among others, (i) a failure to timely deliver shares of common stock, upon a conversion, (ii) a suspension of trading on the principal trading market or the failure to be traded or listed on the principal market for five days or more, (iii) the failure to pay any dividend to the holders of Series A Preferred Stock when required, (iv) the failure to remove restrictive legends when required, (v) the Company’s default in payment of indebtedness in an aggregate amount of $2 million or more, (vi) proceedings for a bankruptcy, insolvency, reorganization or liquidation, which are not dismissed with 30 days, (vii) commencement of a voluntary bankruptcy proceeding, and (viii) final judgments against the Company for the payment of money in excess of $2 million. The “Series A Alternate Conversion Price” means the lower of (i) the applicable conversion price then in effect and (ii) the greater of (x) $0.24 and (y) 97.5% of the lowest volume weighted average price of the common stock during the five consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice.

11.	Income Taxes

The components of the provision for income taxes are as follows (dollars in thousands):

	Year Ended
	December 31,
	2023	2022
Federal	-	-
State	17	40
International	406	-
Current income tax expense (benefit)	423	40
Deferred
Federal	-	-
State	-	-
International	(134)	(48)
Deferred income tax expense (benefit)	(134)	(48)
Total tax expense
Federal	-	-
State	17	40
International	272	(48)
Total	289	(8)

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Taxes on income vary from the statutory federal income tax rate applied to earnings before tax on income as follows (dollars in thousands):

	Year Ended
	December 31,
	2023	2022
Statutory federal income tax rate of 21% applied to earnings before income taxes and extraordinary items	$(11,091)	$(10,341)
State taxes - net of federal benefit	14	31
Meals and entertainment	10	14
Transactions expenses	-	41
Gift	4	4
Stock compensation (ISOs)	189	-
Changes in FV of derivative liability	(1,374)	(3,540)
Derecognition expense on conversion of convertible debt	5,257	1,199
Valuation allowance	7,223	12,329
Others	212	116
Foreign rate difference	(155)	139
Total	$289	$(8)

Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation reserves at year-end, are as follows (dollars in thousands):

	Year Ended
	December 31,
	2023	2022

State taxes - prior year	$4	$4
Intangible assets	4,785	5,380
Fixed assets	2	-
Allowance for credit losses	1,064	6,169
Capitalization of research and development Under Sec 174	2,012	1,121
Inventory reserve	24	-
Contingent liability	-	130
Stock compensation (RSA)	111	-
Lease liability	962	270
Accrued expenses	73	-
Other	70	-
Net operating loss carryover	26,689	12,489
Total deferred tax assets	35,796	25,563

Deferred tax liabilities:
Fixed assets	-	(5)
Goodwill Tier 1	(161)	(104)
Intangible assets	(13)	(78)
Right of use assets	(987)	(250)
Total deferred tax liabilities	(1,161)	(437)

Net deferred tax assets, non-current prior to valuation allowance	34,635	25,126
Valuation allowance	(34,579)	(25,204)
Total net deferred taxes	$56	$(78)

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (ASC 740). Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

As of December 31, 2023, the Company had Federal and State Net Operating Loss (“NOL”) carryforwards of $101.7 million and $71.3 million, respectively. Under the new tax law, the Federal NOL arising in tax years ending after December 31, 2017 will be carried forward indefinitely. The Company does not have pre-tax reform Federal NOL carryforwards as of December 31, 2023. NOL carryforwards arising from tax years ending after December 31, 2017, are $101.7 million. The State NOL carryforwards will begin to expire in 2038.

As of December 31, 2023 and 2022, the Company maintained a full valuation allowance for NOL carryforward deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

The Company files a consolidated Federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated Federal income tax returns are open for years 2020 and thereafter, and state and local income tax returns are open for years 2019 and thereafter.

Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. For the tax years ended December 31, 2023 and 2022, the Company recognized no interest or penalties.

12.	Stock-Based Compensation

Equity Incentive Plans

The Company adopted the 2023 Equity Incentive Plan (“2023 Plan”) on November 2, 2023, which provides employees, directors, and consultants with opportunities to acquire the Company’s shares, or to receive monetary payments based on the value of such shares. Management has been determined that it is in the best interests of the Company to replace the 2020 Option Plan, the 2021 Option Plan, and the 2021 Restricted Stock Plan, with one plan, the 2023 Plan, pursuant to which the Company will be able to grant stock option awards, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The 2023 Plan provides for up to 1,098,262 shares of common stock. Grants made under the 2023 Plan will generally vest and become exercisable at various times from the grant dates. These awards will have such vesting or other provisions as may be established by the Board of Directors at the time of each award.

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2023 is as follows (dollars in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2023	31,963	$46.28
Granted	735,999	2.02
Exercised	-	N/A
Cancelled/forfeited/expired	(1,820)	50.39
Outstanding at December 31, 2023	766,142	3.76

Exercisable at December 31, 2023	296,812	$6.49

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no stock option exercises during the year ended December 31, 2023. The aggregate intrinsic value for stock options exercised in the year ended December 31, 2022 was $0.04 million. The total weighted-average grant date fair value of options granted was $2.02 and $36.60 per share for the years ended December 31, 2023 and 2022, respectively.

The grant-date fair values of the Company’s stock options awards were estimated using the following assumptions:

	Year Ended December 31,
	2023	2022
Risk free interest rate	4.44%	2.70%
Expected term (years)	5.0	5.0
Expected volatility	204%	93.2%
Expected dividend yield	0%	0%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option award. The expected term was determined using the ‘simplified method,’ in accordance with SAB Topic 14, which presumes the expected term is equal to the midpoint between the vesting date and the end of the contractual term. Expected volatility was determined based on the weighted-average of historical volatility of the Company’s common stock. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. As such, an expected dividend yield of zero percent was used.

Restricted Stock Activity

A summary of RSA activity for the year December 31, 2023 is as follows (dollars in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	52,545	$13.48
Granted	346,508	4.10
Vested	(198,090)	5.71
Forfeited	(11,070)	10.36
Unvested at December 31, 2023	189,893	$2.28

The total fair value of restricted shares that vested was $1.1 million and $1.7 million in the years ended December 31, 2023 and 2022, respectively.

13.	Operating Leases

The Company leases office space under operating leases at four locations in the United States (California, Illinois, Massachusetts, and Florida) and one location in the European Union (Sofia, Bulgaria). The Company had no finance lease obligations as of December 31, 2023.

The Company’s operating lease expense totaled $1.1 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the weighted-average remaining lease term was 4.6 years and the weighted average discount rate was 11.0%.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under our operating leases and reconciliation to the operating lease liability as of December 31, 2023, are as follows (in thousands):

Year Ending December 31,	Total
2024	$1,102
2025	1,161
2026	1,329
2027	1,046
2028	1,041
Total lease payments	5,679
Less: imputed interest	(1,267)
Present value of total lease payments	4,412
Less: current portion	(692)
Long-term lease liabilities	$3,720

14.	Related Party Transactions

PrivCo

The Company repurchased, in two separate repurchase transactions each consisting of 100,000 shares of common stock, an aggregate of 200,000 shares owned by PrivCo (an entity controlled by Messrs. Errez and Nisan). In October 2022, the Board unanimously ratified these two repurchase transactions between the Company and PrivCo. The Company repurchased 100,000 shares for a price per share of $55.90 (for total proceeds to PrivCo of $5,590,000) (the “First Repurchase”) and 100,000 shares for a price per share of $8.20 (for total proceeds to PrivCo of $820,000) (the “Second Repurchase”). The First Repurchase was based on the closing price of the common stock on November 24, 2021 and took place over a number of months starting in February 2022 and ending in October 2022. The Second Repurchase was based on the closing price of the common stock on July 29, 2022 and took place in October 2022. The purpose of each of these transactions was to allow the Company to issue shares to new shareholders without increasing the Company’s shares outstanding. As of December 31, 2023 and 2022, there were 100,525 and 105,417 shares available, respectively, of the 200,000 shares of common stock under the aforementioned transactions.

Family Relationships

The Company employs two of our CEO’s brothers, Dan and Liron Nusonivich, who are paid approximately $200,000 and $110,000 per year, respectively. There are no family relationships between any of other directors or executive officers and any other employees or directors or executive officers.

The Company did not pay any commissions to the related parties mentioned above for the years ended December 31, 2023 and 2022.

15.	Commitments and Contingencies

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

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our current outstanding litigation. Note that references to GreenBox POS are for historical purposes. GreenBox POS changed its name to RYVYL Inc. on October 13, 2022.

●

The Good People Farms, LLC (“TGPF”) - TGPF initiated an arbitration in the American Arbitration Association (“AAA”) on or about April 20, 2020, against the Company, Fredi Nisan, Ben Errez, MTrac Tech Corp., Vanessa Luna, and Jason LeBlanc (the “TGPF Defendants”). The complaint generally alleged that the TGPF Defendants improperly breached contracts and withheld funds. The action sought damages, including interest, an injunction, and costs of suit incurred. On January 15, 2021, the Company filed a counterclaim in AAA for fraud, intentional misrepresentation, breach of contract, breach of covenant of good faith and fair dealing, violation of California Business and Professions Code Section 17200, and accounting. The complaint generally alleged that TGPF fraudulently submitted transactions for processing that were not permissible within the terms of service and sought damages, including interest and costs of suit incurred. The individuals were dismissed from the arbitration. The parties attended binding arbitration in April 2023, and subsequently entered into a confidential settlement agreement.

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

●

On February 1, 2023, a purported class action lawsuit titled Cullen V. RYVYL Inc. fka Greenbox POS, Inc., et al., Case No. 3:23-cv-00185-GPC-AGS, was filed in the United States District Court for the Southern District of California against several defendants, including the Company and certain of our current and former directors and officers (the “Cullen Defendants”). The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between January 29, 2021 and January 20, 2023. The complaint generally alleges that the Cullen Defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act by making false and/or misleading statements regarding the Company’s financial controls, performance and prospects. The action seeks damages, including interest, and the award of reasonable fees and costs to the putative class. The Company denies all allegations of liability and intends to vigorously defend against all claims. However, given the preliminary stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action. On June 30, 2023, the plaintiff filed an amended complaint. All defendants filed motions to dismiss the amended complaint on August 14, 2023. On March 1, 2024, the Court issued an order granting in part and denying in part defendants’ motions to dismiss, which included dismissing all Securities Act claims and narrowing the potential class period. The Court’s order allows the plaintiff to file an amended complaint by April 1, 2024 if he wishes to do so.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●

On June 22, 2023, a shareholder derivative complaint was filed in the United States District Court for the Southern District of California against certain of the Company’s current and/or former officers and directors (the “Hertel Defendants”), Christy Hertel, derivatively on behalf of RYVYL Inc., f/k/a Greenbox POS v. Ben Errez et al., Case No. 3:23-CV-01165-GPC-SBC. On August 4, 2023, a second shareholder derivative complaint was filed in the United States District Court for the Southern District of California against the Hertel Defendants, Marcus Gazaway, derivatively on behalf of RYVYL Inc., f/k/a Greenbox POS v. Ben Errez et al., Case No. 3:23-CV-01425-LAB-BLM. Both derivative complaints generally allege that the Hertel Defendants failed to implement adequate internal controls that would prevent false and misleading financial information from being published by the Company and that controlling shareholders participated in overpayment misconduct resulting in violations of Sections 10(b), 14(a) and 20 of the Exchange Act and breached their fiduciary duties and, purportedly on behalf of the Company. The complaint seeks damages and contribution from the Hertel Defendants and a direction that the Company and the Hertel Defendants take actions to reform and improve corporate governance and internal procedures to comply with applicable laws. The Hertel Defendants deny all allegations of liability and intend to vigorously defend against all claims. However, given the preliminary stage of the lawsuits, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome of either case at this time. On March 18, 2024, the parties filed a joint motion for an order consolidating the Hertel and Gazaway cases under the caption In re RYVYL Inc. Derivative Litigation, Lead Case No. 3:23-CV-01165-GPC-SBC (S.D. Cal.). The joint motion proposes that the parties shall meet and confer regarding the case schedule, including setting a deadline for the Hertel Defendants to respond to the operative complaint.

●

On October 1, 2023, the Company filed a demand for arbitration against Sky Financial with the American Arbitration Association in San Diego, California (the “Arbitration”). In the Arbitration, the Company seeks to recover for breach of the Asset Purchase Agreement, dated as of March 30, 2022 (the “2022 Agreement”), between Sky Financial and the Company, for Sky Financial’s failure to perform its obligations under the 2022 Agreement. Additionally, to the extent the Company’s 2019 Asset Purchase Agreement with Sky Financial is implicated by Sky Financial’s failure to perform its obligations under the 2022 Agreement, either directly or through the incorporation by reference of the 2019 Agreement into the 2022 Agreement, the Company is also alleging Sky Financial has breached the 2019 Agreement. On October 2, 2023, the Company filed a complaint against Sky Financial in San Diego Superior Court asserting the same claims asserted in the Arbitration, solely to toll any applicable statutes of limitations pending the Arbitration and, if necessary, provide jurisdiction for the court to compel arbitration. The action seeks damages, including interest and costs of suit incurred. The parties have agreed to proceed in the Arbitration and have stipulated to a stay of the San Diego Superior Court action pending the Arbitration.

●

On July 6, 2022, the Company’s subsidiary, RYVYL EU (formerly known as Transact Europe OOD), received a notary invitation from Satya Consulting PTE Limited (“Satya”) filed in Bulgaria. In the filed claim, Satya alleges nonpayment of its fee in the amount of EUR 900,000, to which statutory default interest is to be added, for failure of payment under the Company’s stock purchase agreement for Transact Europe Holdings OOD. RYVYL EU has retained Bulgarian counsel to assist in the defense of the asserted claim and denies all allegations. As RYVYL EU cannot predict the outcome of the matter, the probability of an outcome cannot be determined. RYVYL EU intends to vigorously defend against all claims.

●

On January 2, 2024, the Company filed a Statement of Claim against Chessa Sabourin in the Ontario Superior Court of Justice. Case No. CV-24-00712190-0000. The Company seeks to recover funds unlawfully held by Sabourin, or in the alternative, damages in the equivalent amount. Additionally, punitive and exemplary damages. In September 2023, the Company mistakenly sent funds to Ms. Sabourin and attempted to reverse or recall the transfers but was unable to do so. To date, Ms. Sabourin has failed and/or refused to return the funds mistakenly sent to her. Given the preliminary stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Segment Reporting

The Company reports its segments to reflect the manner in which its CODM reviews and assesses performance. The primary financial measure used by the CODM to evaluate the performance of its segments and allocate resources to them is operating income or (loss). Accordingly, the Company has two reportable segments: North America and International.

The following tables present reportable segment operational data (dollars in thousands):

	Year Ended
	December 31,
	2023	2022
Revenue
North America	$48,938	$28,613
International	16,931	4,296
Total revenue	$65,869	$32,909

Income (loss) from operations
North America	$(14,121)	$(36,517)
International	1,819	(1,321)
Total income (loss) from operations	$(12,302)	$(37,838)

Depreciation and amortization
North America	$1,907	$19,938
International	646	979
Total depreciation and amortization	$2,553	$20,917

Net income (loss)
North America	$(54,170)	$(47,969)
International	1,069	(1,267)
Total net income (loss)	$(53,101)	$(49,236)

Assets by reportable segment were not included, as that information is not reviewed by the CODM to make operating decisions or allocate resources. Assets are reviewed on a consolidated basis.

17.	Subsequent Events

In February 2024, the Company transitioned its QuickCard product in North America away from terminal-based to app-based processing. This transition coincided with a change in our banking partner that was prompted by recent changes in the compliance environment and banking regulations. The unforeseen abrupt nature of the transition and slow initial adoption of the app-based product has led to a significant decline in processing volume in North America. This in turn has adversely affected revenue in the North America segment and, as a result, management anticipates consolidated revenue for the first quarter of 2024 will be down sequentially by approximately 30 percent overall, which is primarily attributable to this product transition.

As a result of the developments described above, the Company’s liquidity in its North America segment has been adversely impacted in the short term. In direct response, management has devised a plan, which it has assessed as appropriate and sufficient to address the liquidity shortfall in the North America segment. Refer to the “Going Concern” subsection within Note 2, Summary of Significant Accounting Policies, for details of management’s intended plan and further assessment.