Form 10-Q
period 2024-03-31
RYVYL Inc.
filed 2024-05-14
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, the Registrant had 6,469,342 shares of common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RYVYL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,523	$12,180
Restricted cash	78,293	61,138
Accounts receivable, net of allowance for credit losses of $40 and $23, respectively	1,066	859
Cash due from gateways, net of allowance of $2,636 and $2,636, respectively	1,426	12,834
Prepaid and other current assets	2,954	2,854
Total current assets	94,262	89,865
Non-current Assets:
Property and equipment, net	290	306
Goodwill	26,308	26,753
Intangible assets, net	4,439	5,059
Operating lease right-of-use assets, net	4,036	4,279
Other assets	2,536	2,403
Total non-current assets	37,609	38,800
Total assets	$131,871	$128,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,321	$1,819
Accrued liabilities	4,653	5,755
Payment processing liabilities, net	83,916	76,772
Current portion of operating lease liabilities	717	692
Other current liabilities	456	504
Total current liabilities	91,063	85,542
Long term debt, net of debt discount	16,816	15,912
Operating lease liabilities, less current portion	3,522	3,720
Total liabilities	111,401	105,174
Commitments and contingencies

Stockholders' Equity:
Preferred stock, Series B, par value $0.01, 5,000,000 shares authorized; 55,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	1	1
Common stock, par value $0.001, 100,000,000 shares authorized, shares issued and outstanding of 6,001,487 and 5,996,948, respectively	6	6
Additional paid-in capital	175,777	175,664
Accumulated other comprehensive (loss) income	(44)	401
Accumulated deficit	(155,270)	(152,581)
Total stockholders' equity	20,470	23,491
Total liabilities and stockholders’ equity	$131,871	$128,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue	$16,774	$11,291
Cost of revenue	9,743	6,178
Gross profit	7,031	5,113

Operating expenses:
Advertising and marketing	17	75
Research and development	1,393	1,936
General and administrative	2,042	1,452
Payroll and payroll taxes	3,569	2,714
Professional fees	1,035	1,803
Stock compensation expense	224	193
Depreciation and amortization	657	620
Total operating expenses	8,937	8,793
Loss from operations	(1,906)	(3,680)
Other income (expense):
Interest expense	(28)	(1,729)
Accretion of debt discount	(908)	(2,622)
Changes in fair value of derivative liability	-	168
Other income or expense, net	343	(111)
Total other expense, net	(593)	(4,294)
Loss before provision for income taxes	(2,499)	(7,974)
Income tax provision	190	5
Net loss	$(2,689)	$(7,979)
Comprehensive income statement:
Net loss	$(2,689)	$(7,979)
Foreign currency translation adjustment	(445)	(58)
Total comprehensive loss	$(3,134)	$(8,037)
Net loss per share:
Basic and diluted	$(0.45)	$(1.53)
Weighted average number of common shares outstanding:
Basic and diluted	5,988,424	5,221,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional	Other Accumulated		Total
	Shares	Amount	Series B Shares	Amount	Paid In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity

Balance at December 31, 2023	5,996,948	$6	55,000	$1	$175,664	$401	$(152,581)	$23,491

Issuance of common stock under equity incentive plans	6,333	-	-	-	119	-	-	119

Issuance of restricted common stock under equity incentive plans	14,443	1	-	-	93	-	-	94

Issuance of common stock upon exercise of stock options	6,218	-	-	-	-	-	-	-

Shares forfeited	(22,455)	(1)	-	-	(99)	-	-	(100)

Net loss and comprehensive loss	-	-	-	-	-	(445)	(2,689)	(3,134)

Balance at March 31, 2024	6,001,487	$6	55,000	$1	$175,777	$(44)	$(155,270)	$20,470

	Common Stock				Treasury Stock		Additional	Other Accumulated		Total
	Shares	Amount	To be Issued	Amount	To be returned	Amount	Paid In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity/(Deficit)

Balance at December 31, 2022	4,972,736	$5	175,392	$0	(13,689)	$(7)	$97,494	$357	$(99,772)	$(1,923)

Common stock issued to employees as stock compensation	(891)	-	-	-	-	-	31	-	-	31

Common stock issued for interest on convertible debt	175,392	-	(175,392)	(0)	-	-	-	-	-	-

Share repurchase	(13,672)	-	-	-	13,689	7	(7)	-	-	-

Carryover effects of financial statement restatements in prior periods	-	-	-	-	-	-	-	-	294	294

Net loss and comprehensive loss	-	-	-	-	-	-	-	(58)	(7,979)	(8,037)

Balance at March 31, 2023	5,133,565	$5	0	$0	(0)	$-	$97,518	$299	$(107,457)	$(9,635)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31
	2024	2023
Cash flows from operating activities:
Net loss	$(2,689)	$(7,979)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	657	620
Noncash lease expense	70	913
Stock compensation expense	224	193
Accretion of debt discount	908	2,622
Changes in fair value of derivative liability	-	(168)
Changes in assets and liabilities:
Accounts receivable, net	(207)	296
Prepaid and other current assets	159	5,741
Cash due from gateways, net	11,408	119
Other assets	(391)	(2,017)
Accounts payable	(499)	8,144
Accrued and other current liabilities	(1,259)	(915)
Accrued interest	-	709
Payment processing liabilities, net	7,144	8,101
Net cash provided by operating activities	15,525	16,379
Cash flows from investing activities:
Purchases of property and equipment	(22)	(17)
Net cash used in investing activities	(22)	(17)
Cash flows from financing activities:
Repayments on long-term debt	(4)	-
Net cash used in financing activities	(4)	-

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1)	(58)

Net increase in cash, cash equivalents, and restricted cash	15,498	16,304

Cash, cash equivalents, and restricted cash – beginning of period	73,318	40,834

Cash, cash equivalents, and restricted cash – end of period	$88,816	$57,138

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$-	$1,000
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Business

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

Name Change

On May 3, 2018, PubCo formally changed its name to GreenBox POS LLC, then subsequently changed its name to GreenBox POS on December 13, 2018. On October 13, 2022 GreenBox POS changed its name to RYVYL Inc. Unless the context otherwise requires, all references to “the Company,” “we,” “our”, “us” and “PubCo” refer collectively to RYVYL Inc. and its subsidiaries. Unless the context otherwise requires, all references to “PrivCo” or the “Private Company” refer to GreenBox POS LLC, a limited liability company, formed in the state of Washington.

2.	Summary of Significant Accounting Policies

Going Concern

Since February 2024, the Company’s North America segment has been experiencing a significant decline in revenue, which is the direct result of having to abruptly transition its QuickCard product from terminal-based to app-based processing. While this decline in revenue is considered temporary, it has adversely impacted the Company’s liquidity in the short term, within the North America segment. As a result, management has determined that the Company’s cash and cash equivalents as of March 31, 2024 are not sufficient to fund the North America segment’s operations and capital needs for the next 12 months from the issuance of this Report.

As a result of the developments described above, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon the successful execution of management’s intended plan over the next twelve months to improve the liquidity of its North America segment, which includes, without limitation:

●	acceleration of the Company’s business development efforts to drive volumes in diversified business verticals;
●	the implementation of cost control measures to more effectively manage spending in the North America segment and right sizing the organization, where appropriate;
●	the sale of certain noncore assets; and
●

repatriation of offshore profits from the Company’s European subsidiaries, whose continued accelerated growth and generation of positive cash flow have already provided, and will continue to provide, an immediate and viable short-term source of capital during this product transition(to date, the Company has repatriated $7.5 million from Europe).

Management has assessed that its intended plan is appropriate and sufficient to address the liquidity shortfall in its North America segment. However, there can be no guarantee that we will be successful in implementing our plan, that our projections of our future capital needs will prove accurate, or that any additional funding will be sufficient to continue our operations in the North America segment. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The report of the Company’s independent auditor on the consolidated financial statements for the year ended December 31, 2023 contains an explanatory paragraph referring to a substantial doubt concerning the Company’s ability to continue as a going concern.

Basis of Presentation and Consolidation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

Unaudited Interim Financial Information

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements and accompanying notes have been condensed or omitted in this accompanying interim consolidated financial statements and footnotes. Accordingly, the accompanying interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 26, 2024 (the “2023 Annual Report”).

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

Restricted cash substantially consists of cash received from gateways for merchant transactions processed, which has yet to be distributed to merchants, Independent Sales Organizations (“ISOs”)and their agents at the end of the period.

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

When consumers use their credit or debit cards to pay for transactions with merchants who use our ecosystem, the transaction starts with the consumer funding their virtual wallets with an amount that is equal to the cost of the good or service they intend to purchase from the merchant. Once this occurs, the Company transfers the respective funds to the merchant’s virtual wallet, after which the merchant releases its goods or services to the consumer. These transfers take place instantaneously and seamlessly, allowing the transaction experience to seem like any other ordinary credit or debit card transaction to the consumer and merchant.

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

Accounts Receivable, Net

Accounts receivable consist of amounts recorded in connection with the sale of payment processing terminals and related accessories. Accounts receivable are recorded at invoiced amounts, net of an allowance for credit losses, and do not bear interest. In accordance with Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), the Company measures its allowance for credit losses using an expected credit loss model that reflects the Company’s current estimate of expected credit losses inherent in the enterprise and the accounts receivable balance. In determining the expected credit losses, the Company considers its historical loss experience, the aging of its accounts receivable balance, current economic and business conditions, and anticipated future economic events that may impact collectability. The Company reviews its allowance for credit losses periodically and, as needed, amounts are written-off when determined to be uncollectible. As of March 31, 2024 and December 31, 2023, the allowance for credit losses was immaterial.

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

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, establishes a three-level hierarchy priority for disclosure of assets and liabilities recorded at fair value. The ordering of priority reflects the degree to which objective prices in external active markets are available to measure fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The three levels in the hierarchy are as follows:

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

Goodwill is tested for impairment, at a minimum, on an annual basis at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The Company’s policy is to perform its annual impairment test of goodwill as of December 31 of each fiscal year. Based on our most recent annual impairment assessment, we determined that no adjustment to the carrying value of goodwill of our reporting unit was required.

Intangible assets consist of acquired customer relationships and business intellectual properties. Intangible assets are amortized over their estimated useful lives, ranging from two to five years, using the straight-line method. No significant residual value is estimated for intangible assets.

Impairment of Long-Lived Assets

The Company evaluates property and equipment and finite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated. If the carrying amount of the long–lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third–party independent appraisals, as considered necessary. The Company determined that the values of its long-lived assets as of March 31, 2024 and December 31, 2023, are supportable and recoverable.

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

Foreign Currency

Assets and liabilities are translated into the reporting currency using the exchange rates in effect on the consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the period, which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive income in the accompanying consolidated statements of stockholders’ equity.

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

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As of March 31, 2024 and December 31, 2023, we have valuation allowances which serve to reduce net deferred tax assets.

Net Loss Per Share

The Company’s basic net loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss available to common shareholders by the weighted-average number of shares of common stock outstanding, adjusted for the dilutive effect of all potential shares of common stock. For the three-month periods ended March 31, 2024 and 2023, the Company’s diluted net loss per share is the same as the basic net loss per share, since there are no common stock equivalents outstanding that would have a dilutive effect.

Segment Reporting

The Company determines its reportable segments based on how its Chief Operating Decision Maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. Our CODM is our Chief Executive Officer and we have identified two reportable segments: North America and International. These segments represent the components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM to assess segment performance, set strategic goals, and allocate the Company’s resources. The primary financial measure used by the CODM to evaluate the performance of its segments and allocate resources to them is operating income or (loss).

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended by subsequently issued ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, 2020-03 and 2022-02 (collectively, “Topic 326”). Topic 326 requires entities to utilize a new impairment model known as the current expected credit loss (“CECL”) model for certain financial assets held at the reporting date. The CECL model requires entities to estimate lifetime “expected credit loss” amounts and record them as an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The guidance also amends the impairment model for available for sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on such debt security is a credit loss. The Company adopted the updates as of January 1, 2023, with no material impact on its consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 aims to simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. ASU 2020-06 also simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity and amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. Early adoption is permitted for fiscal years beginning after December 15, 2020. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods therein. The adoption of ASU 2020-06, effective January 1, 2024, did not have an impact on the financial condition, results of operations, cash flows and disclosures of the Company.

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

3.	Acquisitions

Logicquest Technology, Inc.

In April 2023, the Company executed a purchase agreement for 99.4 million shares of restricted common stock of Logicquest Technology, Inc., a Nevada corporation (“Logicquest”) representing ownership of 99.1% of Logicquest, 48 shares of Series C Convertible Non-Redeemable Preferred Stock of Logicquest, and 10 shares of Series D Convertible Non-Redeemable Preferred Stock of Logicquest, in exchange for an aggregate purchase price of $225,000. Logicquest was a shell company (as defined in Rule 12b-2 of the Exchange Act) quoted on the Over-the-Counter Pink Open Market under the symbol “LOGQ” and is required to file reports and other information with the SEC pursuant to the Exchange Act. In June 2023, the Company merged the assets of Coyni, Inc., a wholly-owned subsidiary of the Company, and Logicquest, with Logicquest as the surviving entity. Subsequently, Logicquest changed its name to Coyni, Inc. (“Coyni PubCo”). In the fourth quarter of 2023, the Company amended the share purchase agreement to reflect 98 million shares of restricted common stock of Logicquest, 48 shares of Series C Convertible Non-Redeemable Preferred Stock of Logicquest, and 10 shares of Series D Convertible Non-Redeemable Preferred Stock of Logicquest, in exchange for an aggregate purchase price of $225,000. In accordance with ASC 805, Business Combinations, this transaction was accounted for as an asset acquisition and the acquired assets are included in the consolidated financial statements of the Company as of March 31, 2024.

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

4.	Property and Equipment, Net

The following table details property and equipment, less accumulated depreciation (dollars in thousands):

	March 31, 2024	December 31, 2023
Computers and equipment	$286	$276
Furniture and fixtures	152	152
Improvements	183	171
Total property and equipment	621	599
Less: accumulated depreciation	(331)	(293)
Net property and equipment	$290	$306

Depreciation expense was $0.04 million and $0.04 million for the three-month periods ended March 31, 2024, and 2023, respectively.

5.	Goodwill

The following table summarizes goodwill activity by reportable segment (dollars in thousands):

	North America	International	Consolidated
Goodwill - December 31, 2023	$6,548	$20,205	$26,753
Goodwill Acquired	-	-	-
Adjustments (1)	-	$(445)	$(445)

Goodwill – March 31, 2024	$6,548	$19,760	$26,308

(1) The adjustments to goodwill during the three months ended March 31, 2024 pertained to foreign currency translation adjustments.

6.	Intangible Assets, Net

The following table details acquired intangible assets (dollars in thousands):

		March 31, 2024			December 31, 2023
Intangible Assets	Amortization Period	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	3-5 years	$7,812	$(4,586)	$3,226	$7,812	$(4,100)	$3,712
Business technology/IP	5 years	2,675	(1,462)	1,213	2,675	(1,328)	1,347

Total intangible assets		$10,487	$(6,048)	$4,439	$10,487	$(5,428)	$5,059

Amortization expense was $0.6 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively.

The estimated amortization expense related to intangible assets as of March 31, 2024 is as follows (dollars in thousands):

Year	Amount
2024 (remainder)	$1,383
2025	1,844
2026	992
2027	148
2028	72
Total	$4,439

7.	Accrued Liabilities

The following table details the balance in accrued liabilities (dollars in thousands):

	March 31, 2024	December 31, 2023
Accrued gateway fees	$27	$2,356
Payroll related accruals	1,546	1,235
Accrued legal and professional fees	1,907	1,342
Accrued taxes	503	528
Other	670	294
Total accrued liabilities	$4,653	$5,755

8.	Long-Term Debt, Net

The following table summarizes the Company’s debt as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
$100,000,000 8% senior convertible note, due April 5, 2025	$19,200	$19,200
Less: Unamortized debt discount	(2,998)	(3,906)
Net carrying value	16,202	15,294

$149,900 Economic Injury Disaster Loan (EIDL), interest rate of 3.75%, due June 1, 2050	145	146
$500,000 EIDL, interest rate of 3.75%, due May 8, 2050	484	487
Total debt	16,831	15,927

Less: current portion	(15)	(15)
Long-term debt, net	$16,816	$15,912

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

The following is a rollforward of the senior convertible note balance (dollars in thousands):

Balance, December 31, 2020	$-
Convertible debentures issued	100,000
Derivative liability	(21,580)
Original issue discount of 16%	(16,000)
Placement fees and issuance costs	(7,200)
Accretion and write-off of debt discount	3,435
Balance, net of unamortized debt discount of $41,345 - December 31, 2021	58,655
Repayments and conversion	(14,550)
Accretion and write-off of debt discount	16,996
Balance, net of unamortized debt discount of $24,349 - December 31, 2022	61,101
Repayments and conversion	(66,250)
Accretion and write-off of debt discount	20,443
Balance, net of unamortized debt discount of $3,906 - December 31, 2023	15,294
Accretion of debt discount	908
Balance, net of unamortized debt discount of $2,998 – March 31, 2024	$16,202

The Company recorded debt discount accretion expense of $0.9 million and $2.6 million for the three months ended March 31, 2024 and 2023, respectively.

The Company incurred other interest expense of $0.03 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively.

Derivative Liability

The senior convertible note contains embedded derivatives representing certain conversion features, redemption rights, and contingent payments upon the occurrence of certain events of default. The Company determined that these embedded derivatives required bifurcation and separate valuation.

The Company utilizes a binomial lattice model to value its bifurcated derivatives included in the note. ASC 815, Derivatives and Hedging (“ASC 815”) does not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be combined and fair-valued as a single compound embedded derivative. The Company selected a binomial lattice model to value the compound embedded derivative because it believes this technique is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the note. Such assumptions include, among other inputs, stock price volatility, risk-free rates, credit risk assumptions, early redemption and conversion assumptions, and the potential for future adjustment of the conversion price due to triggering events. Additionally, there are other embedded features of the note requiring bifurcation, other than the conversion features, which had no value at March 31, 2024 and December 31, 2023, due to management’s estimates of the likelihood of certain events, but that may have value in the future should those estimates change.

The following is a rollforward of the derivative liability balance (dollars in thousands):

Balance, December 31, 2021	$18,735
Change in fair value 2022	(18,480)
Balance, December 31, 2022	255
Increase in derivative liability upon extinguishment of debt	6,312
Change in fair value 2023	(6,548)
Balance, December 31, 2023	19
Change in fair value 2024	-
Balance, March 31, 2024	$19

Small Business Association CARES Act Loans

On June 9, 2020, the Company entered into a 30-year loan agreement with the Small Business Association (“SBA”) under the CARES Act in the amount of $149,900. The loan bears interest at 3.75% per annum and requires monthly principal and interest payments of $731 beginning June 9, 2021. Both the Chief Executive Officer and Chairman of the Company signed personal guarantees under this loan. As of March 31, 2024, the loan is not in default.

On May 8, 2020, Charge Savvy, a wholly-owned subsidiary of the Company, entered into a 27-year loan agreement with the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in the amount of $150,000. The loan bears interest at 3.75% per annum and required principal and interest payments of $731 beginning on May 8, 2021, which were subsequently deferred to November 8, 2022. On August 4, 2021, Charge Savvy was granted a loan increase in the amount of $350,000 on identical terms as the initial loan, for an aggregate loan amount of $500,000. Monthly principal and interest payments on the aggregate loan are $2,477 and began on November 8, 2022. Pursuant to the terms of Security Agreements executed in connection with this loan, the SBA was granted a security interest in all tangible and intangible personal property of Charge Savvy. As of March 31, 2024, the loan is not in default.

9.	Convertible Preferred Stock

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

Preferred Stock consisted of the following (dollars in thousands):

	March 31, 2024
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A	15,000	15,000	$-	$-	$-
Series B	55,000	55,000	73,631	63,250	17,684,888
Total Preferred Stock	70,000	70,000	$73,631	$63,250	$17,684,888

	December 31, 2023
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A	15,000	15,000	$-	$-	-
Series B	55,000	55,000	73,631	63,250	17,684,888
Total Preferred Stock	70,000	70,000	$73,631	$63,250	17,684,888

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

Redemption – Upon a change of control of the Company (as defined in the Company’s Certificate of Designations of Rights and Preferences of Series B Preferred Stock, or the “Series B Certificate of Designations”), the holders of Series B Preferred Stock may require the Company to exchange their shares of Series B Preferred Stock for consideration, in the form of the securities or other assets to which holders of shares of common stock are entitled to receive with respect to or in exchange for their shares of common stock in such change of control, equal to the greatest of (i) 115% of the stated value of such share of Series B Preferred Stock plus all declared and unpaid dividends on such share of Series B Preferred Stock, (ii) 115% of the greatest closing sale price of the number of shares of common stock into which such share of Series B Preferred Stock could be converted (at the Series B Alternate Conversion Price, as defined below, then in effect) during the period beginning on the date immediately preceding the earlier to occur of (a) the consummation of the applicable change of control and (b) the public announcement of such change of control and ending on the date such holder delivers notice to the Company of its election, and (iii) the aggregate cash consideration and the aggregate cash value of any non-cash consideration per share of common stock that would be paid to the holder upon consummation of such change of control if it converted all of its shares of Series B Preferred Stock into common stock at the conversion price then in effect.

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

10.	Income Taxes

The Company recorded approximately $0.2 million and $0.01 million of income tax expense for the three months ended March 31, 2024 and 2023, respectively. We estimate our annual effective income tax rate to be -7.38% for calendar year 2024, which is different from the U.S. federal statutory rate, primarily due to the Company’s its full valuation allowance position.

As of March 31, 2024, we have no material unrecognized tax benefits and we expect no material unrecognized tax benefits for next 12 months.

11.	Stock-Based Compensation

Equity Incentive Plans

The Company adopted the 2023 Equity Incentive Plan (“2023 Plan”) on November 2, 2023, which provides employees, directors, and consultants with opportunities to acquire the Company’s shares, or to receive monetary payments based on the value of such shares. Management has determined that it is in the best interests of the Company to replace the 2020 Incentive and Nonstatutory Stock Option Plan, the 2021 Incentive and Nonstatutory Stock Option Plan, and the 2021 Restricted Stock Plan, with one plan, the 2023 Plan, pursuant to which the Company will be able to grant stock option awards, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The 2023 Plan provides for up to 1,098,262 shares of common stock. Grants made under the 2023 Plan will generally vest and become exercisable at various times from the grant dates. These awards will have such vesting or other provisions as may be established by the Board of Directors at the time of each award.

Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2024 is as follows (dollars in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	766,142	$3.76
Granted	-	N/A
Exercised	(11,999)	1.98
Cancelled/forfeited/expired	-	-
Outstanding at March 31, 2024	754,143	$3.78

Exercisable at March 31, 2024	284,813	$6.68

The aggregate intrinsic value for stock options exercised was $0.03 million during the three months ended March 31, 2024. There were no stock options granted or exercised during the three months ended March 31, 2023.

Restricted Stock Activity

A summary of RSA activity for the three months ended March 31, 2024 is as follows (dollars in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2024	189,893	$2.28
Granted	23,478	4.16
Vested	(15,729)	5.83
Forfeited	-
Unvested at March 31, 2024	197,645	$2.22

The total fair value of restricted shares that vested was $0.10 million and $0.50 million during the three months ended March 31, 2024 and 2023, respectively.

12.	Operating Leases

The Company leases office space under operating leases at four locations in the United States (California, Illinois, Massachusetts, and Florida) and one location in the European Union (Sofia, Bulgaria). The Company had no finance lease obligations as of March 31, 2024.

The Company’s operating lease expense totaled $0.3 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the weighted-average remaining lease term was 4.4 years and the weighted average discount rate was 11.0%.

Future minimum lease payments under our operating leases and reconciliation to the operating lease liability as of March 31, 2024, are as follows (in thousands):

Year Ending December 31,	Total
2024 (remainder)	$815
2025	1,161
2026	1,329
2027	1,046
2028	1,041
Total lease payments	5,392
Less: imputed interest	(1,153)
Present value of total lease payments	4,239
Less: current portion	(717)
Long-term lease liabilities	$3,522

13.	Related Party Transactions

Family Relationships

The Company employs two of our CEO’s brothers, Dan and Liron Nusonivich, who are paid approximately $200,000 and $110,000 per year, respectively. There are no family relationships between any of other directors or executive officers and any other employees or directors or executive officers.

The Company did not pay any commissions to the related parties mentioned above for the three months ended March 31, 2024 and 2023.

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

●

On November 8, 2022, the Company filed a complaint against its former Chief Operating Officer Vanessa Luna, Luna Consultant Group, LLC and Does 1 through 50 in San Diego Superior Court (the “Company Filing”). The Company is alleging that Ms. Luna abused her position for additional compensation, failed to follow proper protocols and breached her fiduciary duties and duty of loyalty by secretly maintaining alternative employment. The action seeks damages, including interest and costs of suit incurred. On November 10, 2022, Ms. Luna filed her own complaint against the Company and Fredi Nisan in San Diego Superior Court (the “Luna Filing”). Ms. Luna alleges that Mr. Nisan used contract negotiations to coerce her, that the Company improperly coded transactions and misled investors, and that when her concerns were reported to management, she was wrongfully terminated, resulting in a number of claims. Ms. Luna also alleges sexual misconduct on the part of Mr. Nisan.  Ms. Luna is seeking damages including compensatory damages, unpaid wages (past and future), loss of wages and benefits (past and future), and other damages to be proven at trial. The Company and Mr. Nisan deny all allegations of the Luna Filing. In April 2023, Ms. Luna sought to add Coyni, Inc. as a defendant with regard to her claims.  She was granted permission to file a Second Amended Complaint, and Coyni, Inc. is evaluating the allegations to determine whether to challenge the filing by way of demurrer or otherwise. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims asserted by Ms. Luna and to vigorously prosecute its own claims against Ms. Luna. The San Diego Superior Court consolidated the Company Filing and Luna Filing into a single proceeding, RYVYL Inc. v. Luna, on August 4, 2023. The parties are currently in the discovery phase.

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

●

On February 1, 2023, a putative class action lawsuit titled Cullen v. RYVYL Inc. fka GreenBox POS, Inc., et al., Case No. 3:23-cv-00185-GPC-AGS, was filed in the United States District Court for the Southern District of California against several defendants, including the Company and certain of our current and former directors and officers (the “Cullen Defendants”). The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between January 29, 2021 and January 20, 2023. The complaint alleged that the Cullen Defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act by making false and/or misleading statements regarding the Company’s financial controls, performance and prospects. On June 30, 2023, the plaintiff filed an amended complaint. All defendants filed motions to dismiss the amended complaint on August 14, 2023. On March 1, 2024, the Court issued an order granting in part and denying in part defendants’ motions to dismiss, which included dismissing all Securities Act claims and narrowing the potential class period. Plaintiff filed a second amended complaint on April 30, 2024, which alleges claims under Exchange Act Sections 10(b) and 20(a) only and a class period of May 13, 2021 through January 20, 2023. Cullen Defendants’ response is due by June 30, 2024.

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

●

On June 22, 2023, a shareholder derivative complaint was filed in the United States District Court for the Southern District of California against certain of the Company’s current and/or former officers and directors (the “Hertel Defendants”), Christy Hertel, derivatively on behalf of RYVYL Inc., f/k/a GreenBox POS v. Ben Errez et al., Case No. 3:23-CV-01165-GPC-SBC. On August 4, 2023, a second shareholder derivative complaint was filed in the United States District Court for the Southern District of California against the Hertel Defendants, Marcus Gazaway, derivatively on behalf of RYVYL Inc., f/k/a GreenBox POS v. Ben Errez et al., Case No. 3:23-CV-01425-LAB-BLM. Both derivative complaints generally allege that the Hertel Defendants failed to implement adequate internal controls that would prevent false and misleading financial information from being published by the Company and that controlling shareholders participated in overpayment misconduct resulting in violations of Sections 10(b), 14(a) and 20 of the Exchange Act and breached their fiduciary duties and, purportedly on behalf of the Company. On April 2, 2024, the Court granted the parties’ joint motion for an order consolidating the Hertel and Gazaway cases under the caption In re RYVYL Inc. Derivative Litigation, Lead Case No. 3:23-CV-01165-GPC-SBC (S.D. Cal.). On May 6, 2024, the Court issued an order staying the action until after the final resolution of any motion to dismiss the securities class action detailed above.

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

15.	Segment Reporting

The Company has organized its operations into two reportable segments: North America and International. These segments represent the components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM to assess segment performance, set strategic goals, and allocate the Company's resources.

The following tables present discrete financial information for our two reportable segments (dollars in thousands):

	Three Months Ended
	March 31,
	2024	2023
Revenue
North America	$9,674	$8,804
International	7,100	2,487
Total revenue	$16,774	$11,291

Income (loss) from operations
North America	$(3,448)	$(3,728)
International	1,542	48)
Total income (loss) from operations	$(1,906)	$(3,680)

Depreciation and amortization
North America	$491	$458
International	166	162
Total depreciation and amortization	$657	$620

Net income (loss)
North America	$(4,323)	$(7,889)
International	1,634	(90)
Total net income (loss)	$(2,689)	$(7,979)

Assets by reportable segment were not included, as that information is not reviewed by the CODM to make operating decisions or allocate resources. Assets are reviewed on a consolidated basis.

16.	Subsequent Events

On April 15, 2024, the Company announced that it had commenced an underwritten public offering of shares of its common stock. Subsequently, on April 16, 2024, the Company announced the cancellation of the proposed offering. The cancellation was primarily due to management’s assessment that the pricing of the proposed offering would not be in the best interests of the Company or its stockholders. The Company is currently not pursuing a new capital raise and is continuing to evaluate alternative potential sources of funding. Refer to the “Going Concern” subsection within Note 2, Summary of Significant Accounting Policies, for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10Q (this “Report”) and other materials we have filed or may filed, as well as information included in our oral or written statements, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words, or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events.

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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in our press releases) for other factors that may cause actual results to differ materially from those projected by us. For additional information regarding risk factors that could affect our results, see “Risk Factors” beginning on page 14 of the 2023 Annual Report.

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

In this Report, unless the context otherwise requires, all references to “the Company,” “we,” “our”, “us” and “PubCo” refer collectively to RYVYL Inc., a Nevada corporation, and its subsidiaries.

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

On May 21, 2021, the Company acquired all of the outstanding stock of Northeast Merchant Systems, Inc. (“NEMS”) in a transaction treated as a business combination. NEMS is a merchant services company providing merchant credit card processing through its own Bank Identification Number with the acquiring bank, Merrick. This involves inside operations for new merchants that include sales assistance and applications processing, underwriting, and onboarding and inside operations for existing merchants include risk monitoring and customer service. Outside operations include equipment service or replacement; sales calls and applications; site inspections and identity verification; security verification; and on-site customer service and technical support.

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

Recent Developments

In February 2024, the Company transitioned its QuickCard product in North America away from terminal-based to app-based processing. This transition coincided with a change in our banking partner that was prompted by recent changes in the compliance environment and banking regulations. The unforeseen abrupt nature of the transition and slow initial adoption of the app-based product has led to a significant decline in processing volume in North America, which in turn has adversely affected revenue in the North America segment.

This temporary decline in revenue has adversely impacted the Company’s liquidity in its North America segment in the short term. As a result, management has determined that its cash and cash equivalents in the North America segment as of March 31, 2024, will not be sufficient to fund the segment’s operations and capital needs for the next 12 months from the issuance of this Report. Management’s intended plan over the next twelve months to address the temporary liquidity shortfall in the North America segment includes, but is not limited to, the following:

●	acceleration of the Company’s business development efforts to drive volumes in diversified business verticals;
●	the implementation of cost control measures to more effectively manage spending in the North America segment and right sizing the organization, where appropriate;
●	the sale of certain noncore assets; and
●

repatriation of offshore profits from the Company’s European subsidiaries, whose continued accelerated growth and generation of positive cash flow have already provided, and will continue to provide, an immediate and viable short-term source of capital during this product transition (to date, the Company has repatriated $7.5 million from Europe).

Management has assessed that its intended plan is appropriate and sufficient to address the liquidity shortfall in its North America segment. However, there can be no guarantee that we will be successful in implementing our plan, that our projections of our future capital needs will prove accurate, or that any additional funding will be sufficient to continue our operations in the North America segment.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 (Unaudited) Compared to Three Months March 31, 2023 (Unaudited):

(Dollars in thousands)

	Three Months Ended March 31,
	2024		2023		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue	$16,774	100.0%	$11,291	100.0%	$5,483	48.6%
Cost of revenue	9,743	58.1%	6,178	54.7%	3,564	57.7%
Gross profit	7,031	41.9%	5,113	45.3%	1,918	37.5%

Operating expenses:
Advertising and marketing	17	0.1%	75	0.7%	(58)	-77.7%
Research and development	1,393	8.3%	1,936	17.1%	(543)	-28.1%
General and administrative	2,042	12.2%	1,452	12.9%	590	40.7%
Payroll and payroll taxes	3,569	21.3%	2,714	24.0%	855	31.5%
Professional fees	1,035	6.2%	1,803	16.0%	(768)	-42.6%
Stock compensation expense	224	1.3%	193	1.7%	31	16.1%
Depreciation and amortization	657	3.9%	620	5.5%	37	6.0%
Total operating expenses	8,937	53.3%	8,793	52.4%	144	1.6%

Loss from operations	(1,906)	-11.4%	(3,680)	-21.9%	1,774	-48.2%

Other income (expense):
Interest expense	(28)	-0.2%	(1,729)	-15.3%	1,701	-98.4%
Accretion of debt discount	(908)	-5.4%	(2,622)	-23.2%	1,714	-65.4%
Changes in fair value of derivative liability	-	0.0%	168	1.5%	(168)	-100.0%
Other expense	343	2.0%	(111)	-1.0%	454	-410.1%
Total other income (expense)	(593)	-3.5%	(4,294)	-25.6%	3,701	-86.2%

Loss before provision for income taxes	(2,499)	-14.9%	(7,974)	-47.5%	5,475	-68.7%

Provision for income taxes	190	1.1%	5	0.0%	184	3849.9%

Net loss	$(2,689)	-16.0%	$(7,979)	-47.6%	$5,290	-66.3%

Revenue

	Quarter Ended March 31,
	2024	2023	$ Change	% Change

North America	$9,674	$8,804	$870	9.9%
International	7,100	2,487	4,613	185.4%
Total revenue	$16,774	$11,291	$5,483	48.6%

Revenue increased by $5.5 million, or 48.6%, to $16.8 million for the three months ended March 31, 2024, from $11.3 million for the three months ended March 31, 2023. In the North America segment, revenue increased $0.9 million, or 9.9%, compared to the three months ended March 31, 2023. In the International segment, revenue increased $4.6 million, or 185.4%, compared to the three months ended March 31, 2023. The increase in revenue was primarily attributable to continued growth in processing volume, which increased from $566 million for the three months ended March 31, 2023, to $994 million for the three months ended March 31, 2024. The increase in processing volume was driven by the continued expansion in multiple verticals within our International segment, primarily, our ISO and partnership network, our global payments processing businesses, and banking-as-a-service offering, and business growth in American Samoa.

Cost of Revenue

Cost of revenue increased by $3.6 million, or 57.7%, to $9.7 million for the three months ended March 31, 2024, from $6.2 million for the three months ended March 31, 2023. In the North America segment, cost of revenue increased $0.8 million, or 16.4%, compared to the three months ended March 31, 2023. In the International segment, cost of revenue increased $2.8 million, or 193.9%, compared to the three months ended March 31, 2023. Cost of revenue consists of various processing fees paid to gateways, as well as commission payments to the ISOs responsible for establishing and maintaining merchant relationships. The increase in cost of revenue is primarily attributable to the increase in processing volume, which resulted in higher processing fees paid to gateways and commission payments to ISOs, primarily in the International segment.

Operating Expenses

Operating expenses increased by $0.1 million, or 1.7%, to $8.9 million for the three months ended March 31, 2024, from $8.8 million for the three months ended March 31, 2023. The increase was due primarily to an increase in general and administrative expenses of $0.6 million due to higher bad debt expense and an increase in payroll and payroll taxes of $0.9 million primarily related to employee bonuses and commissions during the period. These increases were partially offset by a decrease in research and development expense of $0.5 million and a decrease in professional fees of $0.8 million due to lower accounting, consulting, and legal fees incurred in 2023 in connection with the Company’s restatement of prior period consolidated financial statements.

Other Income (Expense)

Other expense decreased by $3.7 million, or 86.2%, to $0.6 million for the three months ended March 31, 2024, from $4.3 million for the three months ended March 31, 2023. The decrease was primarily due to lower interest expense of $1.7 million due to the accrued interest waiver on the convertible note through June 2024 and the decrease in the convertible note discount, which were both due to the restructuring of the Company’s convertible note in the fourth quarter of 2023.

Liquidity and Capital Resources

The Company’s consolidated working capital at December 31, 2023 was $3.2 million, which included cash and cash equivalents of $10.5 million and restricted cash of $78.3 million. Historically, the Company has financed its operations with proceeds from cash from operations, the sales of equity securities, and its $100 million convertible note. Our material liquidity needs principally relate to working capital requirements and research and development expenditures.

Due to the product transition described under the Recent Developments section above, we believe that our cash and cash equivalents as of March 31, 2024 are not sufficient to fund the North America segment’s operations and capital needs for the next 12 months from the issuance of this Report. Our ability to fund working capital and other expenditures in the North America segment will depend on our ability to generate cash from operating activities from our two operating segments, which is subject to our future operating success, further repatriation of offshore profits from our European subsidiaries, short-term borrowings in the U.S., and a capital raise, which the Company intends to consummate in the near term. The Company is actively engaged in discussions with multiple investment banks regarding a capital raise. However, there can be no guarantee that a capital raise will be available on a timely basis or on favorable terms and is subject to factors beyond our control, including general economic, political, and financial market conditions.

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

Cash Flow

The following table shows cash flows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Cash provided by operating activities	$15,525	$16,379
Cash used in investing activities	(22)	(17)
Cash provided used in financing activities	(4)	-
Effects of exchange rates on cash, cash equivalents, and restricted cash	(1)	(58)
Net increase in cash, cash equivalents, and restricted cash	$15,498	$16,304

Operating Activities – For the three months ended March 30, 2024 and 2023, net cash provided by operating activities was $15.5 million and $16.4 million, respectively. The cash provided by operating activities was primarily due to timing of settlement of assets and liabilities.

Investing Activities – Net cash used in investing activities in the three-month period ended March 31, 2024 and 2023 were negligible.

Financing Activities – Net cash used by financing activities in the three-month period ended March 31, 2024 and 2023 were negligible.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analysis, investigations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

Material Weakness in Internal Control over Financial Reporting

In connection with their evaluation for the three months ended March 31, 2024, management identified a material weakness in internal control over financial reporting resulting from not having a complete process in place to fully reconcile the transactions between its operating system (a Company-developed platform) and its general ledger system, at the individual transaction level, which hampers the Company’s ability to timely and accurately identify differences that may require adjustment to its consolidated financial statements. As a result, we did not maintain effective controls over the reconciliation of transactions between the Company’s operating system and its general ledger system, at the individual transaction level. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as discussed above, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time, the Company is involved in legal proceedings. The following is a summary of our current outstanding litigation. Note that references to GreenBox POS are for historical purposes. GreenBox POS changed its name to RYVYL Inc. on October 13, 2022.

●

On November 8, 2022, the Company filed a complaint against its former Chief Operating Officer Vanessa Luna, Luna Consultant Group, LLC and Does 1 through 50 in San Diego Superior Court (the “Company Filing”). The Company is alleging that Ms. Luna abused her position for additional compensation, failed to follow proper protocols and breached her fiduciary duties and duty of loyalty by secretly maintaining alternative employment. The action seeks damages, including interest and costs of suit incurred. On November 10, 2022, Ms. Luna filed her own complaint against the Company and Fredi Nisan in San Diego Superior Court (the “Luna Filing”). Ms. Luna alleges that Mr. Nisan used contract negotiations to coerce her, that the Company improperly coded transactions and misled investors, and that when her concerns were reported to management, she was wrongfully terminated, resulting in a number of claims. Ms. Luna also alleges sexual misconduct on the part of Mr. Nisan.  Ms. Luna is seeking damages including compensatory damages, unpaid wages (past and future), loss of wages and benefits (past and future), and other damages to be proven at trial. The Company and Mr. Nisan deny all allegations of the Luna Filing. In April 2023, Ms. Luna sought to add Coyni, Inc. as a defendant with regard to her claims.  She was granted permission to file a Second Amended Complaint, and Coyni, Inc. is evaluating the allegations to determine whether to challenge the filing by way of demurrer or otherwise. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims asserted by Ms. Luna and to vigorously prosecute its own claims against Ms. Luna. The San Diego Superior Court consolidated the Company Filing and Luna Filing into a single proceeding, RYVYL Inc. v. Luna, on August 4, 2023. The parties are currently in the discovery phase.

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

●

On February 1, 2023, a putative class action lawsuit titled Cullen V. RYVYL Inc. fka GreenBox POS, Inc., et al., Case No. 3:23-cv-00185-GPC-AGS, was filed in the United States District Court for the Southern District of California against several defendants, including the Company and certain of our current and former directors and officers (the “Cullen Defendants”). The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between January 29, 2021 and January 20, 2023. The complaint generally alleges that the Cullen Defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act by making false and/or misleading statements regarding the Company’s financial controls, performance and prospects. On June 30, 2023, the plaintiff filed an amended complaint. All defendants filed motions to dismiss the amended complaint on August 14, 2023. On March 1, 2024, the Court issued an order granting in part and denying in part defendants’ motions to dismiss, which included dismissing all Securities Act claims and narrowing the potential class period. Plaintiff filed a second amended complaint on April 30, 2024, which alleges claims under Exchange Act Sections 10(b) and 20(a) only and a class period of May 13, 2021 through January 20, 2023. Cullen Defendants’ response is due by June 30, 2024.

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

●

On June 22, 2023, a shareholder derivative complaint was filed in the United States District Court for the Southern District of California against certain of the Company’s current and/or former officers and directors (the “Hertel Defendants”), Christy Hertel, derivatively on behalf of RYVYL Inc., f/k/a GreenBox POS v. Ben Errez et al., Case No. 3:23-CV-01165-GPC-SBC. On August 4, 2023, a second shareholder derivative complaint was filed in the United States District Court for the Southern District of California against the Hertel Defendants, Marcus Gazaway, derivatively on behalf of RYVYL Inc., f/k/a GreenBox POS v. Ben Errez et al., Case No. 3:23-CV-01425-LAB-BLM. Both derivative complaints generally allege that the Hertel Defendants failed to implement adequate internal controls that would prevent false and misleading financial information from being published by the Company and that controlling shareholders participated in overpayment misconduct resulting in violations of Sections 10(b), 14(a) and 20 of the Exchange Act and breached their fiduciary duties and, purportedly on behalf of the Company. On April 2, 2024, the Court granted the parties’ joint motion for an order consolidating the Hertel and Gazaway cases under the caption In re RYVYL Inc. Derivative Litigation, Lead Case No. 3:23-CV-01165-GPC-SBC (S.D. Cal.). On May 6, 2024, the Court issued an order staying the action until after the final resolution of any motion to dismiss the securities class action detailed above.

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 26, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RYVYL INC.
(Registrant)

Date: May 14, 2024	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ George Oliva
George Oliva
Chief Financial Officer (Principal Financial Officer)