Form 10-Q
period 2024-06-30
RYVYL Inc.
filed 2024-08-13
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, the Registrant had 6,755,199 shares of common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RYVYL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,387	$12,180
Restricted cash	68,773	61,138
Accounts receivable, net of allowance for credit losses of $80 and $23, respectively	793	859
Cash due from gateways, net of allowance of $0 and $2,636, respectively	1,136	12,834
Prepaid and other current assets	2,408	2,854
Total current assets	79,497	89,865
Non-current Assets:
Property and equipment, net	792	306
Goodwill	19,468	26,753
Intangible assets, net	4,071	5,059
Operating lease right-of-use assets, net	3,824	4,279
Other assets	1,381	2,403
Total non-current assets	29,536	38,800
Total assets	$109,033	$128,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,156	$1,819
Accrued liabilities	4,780	5,755
Payment processing liabilities, net	70,575	76,772
Current portion of operating lease liabilities	787	692
Other current liabilities	358	504
Total current liabilities	79,656	85,542
Long term debt, net of debt discount	17,437	15,912
Operating lease liabilities, less current portion	3,311	3,720
Total liabilities	100,404	105,174
Commitments and contingencies

Stockholders' Equity:
Preferred stock, Series B, par value $0.01, 5,000,000 shares authorized; shares issued and outstanding 54,125 and 55,000 at June 30, 2024 and December 31, 2023, respectively	1	1
Common stock, par value $0.001, 100,000,000 shares authorized, shares issued and outstanding of 6,750,100 and 5,996,948 at June 30, 2024 and December 31, 2023, respectively	7	6
Additional paid-in capital	176,220	175,664
Accumulated other comprehensive (loss) income	(218)	401
Accumulated deficit	(167,381)	(152,581)
Total stockholders' equity	8,629	23,491
Total liabilities and stockholders’ equity	$109,033	$128,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$11,900	$14,849	$28,674	$26,140
Cost of revenue	7,151	8,725	16,894	14,903
Gross profit	4,749	6,124	11,780	11,237

Operating expenses:
Advertising and marketing	17	33	33	108
Research and development	819	1,184	2,212	3,119
General and administrative	1,621	2,317	3,665	3,669
Payroll and payroll taxes	2,850	2,913	6,419	5,627
Professional fees	1,261	2,614	2,295	4,417
Stock compensation expense	182	(32)	406	161
Depreciation and amortization	578	623	1,235	1,242
Impairment of goodwill	6,675	-	6,675	-
Restructuring charges	1,636	-	1,636	-
Total operating expenses	15,639	9,652	24,576	18,343

Loss from operations	(10,890)	(3,528)	(12,796)	(7,106)

Other income (expense):
Interest expense	(125)	(1,517)	(153)	(3,246)
Accretion of debt discount	(797)	(2,821)	(1,705)	(5,443)
Changes in fair value of derivative liability	14	(497)	14	(329)
Derecognition expense on conversion of convertible debt	(69)	(188)	(69)	(188)
Legal settlement expense	-	(2,113)		(2,214)
Other income (expense)	195	(1,337)	537	(1,447)
Total other expense, net	(782)	(8,473)	(1,376)	(12,867)

Loss before provision for income taxes	(11,672)	(12,001)	(14,172)	(19,973)
Income tax provision	439	4	629	9
Net loss	$(12,111)	$(12,005)	$(14,801)	$(19,982)

Comprehensive income statement:
Net loss	$(12,111)	$(12,005)	$(14,801)	$(19,982)
Foreign currency translation loss	(174)	(13)	(619)	(71)
Total comprehensive loss	$(12,285)	$(12,018)	$(15,420)	$(20,053)

Net loss per share:
Basic and diluted	$(1.88)	$(2.33)	$(2.39)	$(3.90)
Weighted average number of common shares outstanding:
Basic and diluted	6,438,409	5,141,710	6,205,492	5,128,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional	Other Accumulated		Total
	Shares	Amount	Series B Shares	Amount	Paid In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity

Balance at December 31, 2023	5,996,948	$6	55,000	$1	$175,664	$401	$(152,581)	$23,491

Issuance of restricted common stock under equity incentive plans	20,776	1	-	-	212	-	-	213

Issuance of common stock upon exercise of stock options	6,218	-	-	-	-	-	-	-

Shares forfeited	(22,455)	(1)	-	-	(99)	-	-	(100)

Net loss and comprehensive loss	-	-	-	-	-	(445)	(2,689)	(3,134)

Balance at March 31, 2024	6,001,487	6	55,000	$1	175,777	(44)	(155,270)	20,470

Issuance of restricted common stock under equity incentive plans	42,659	-	-	-	279	-	-	279

Issuance of common stock upon conversion of convertible debt	169,220	-	-	-	240	-	-	240

Issuance of common stock upon conversion of Series B preferred stock	567,262	1	(875)	-	(1)	-	-	-

Shares forfeited	(30,528)	-	-	-	(75)	-	-	(75)

Net loss and comprehensive loss	-	-	-	-	-	(174)	(12,111)	(12,285)

Balance at June 30, 2024	6,750,100	$7	54,125	$1	$176,220	$(218)	$(167,381)	$8,629

	Common Stock				Treasury Stock
	Shares	Amount	To be Issued	Amount	To be returned	Amount	Shares	At Cost	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit)
Balance at December 31, 2022	4,972,736	$5	175,392	$0	(13,689)	$(7)	-	$-	$97,494	$357	$(99,772)	$(1,923)

Common stock issued to employees as stock compensation	(891)	-	-	-	-	-	-	-	31	-		31

Common stock issued for interest on convertible debt	175,392	-	(175,392)	(0)	-	-	-	-		-		-

Share repurchase	(13,672)	-	-	-	13,689	7	-	-	(7)	-		-

Carryover effects of financial statement restatements in prior periods	-	-	-	-	-	-	-	-		-	292	292

Net loss and comprehensive loss	-	-	-	-	-	-	-	-	-	(58)	(7,979)	(8,037)

Balance at March 31, 2023	5,133,565	5	-	-	-	-	-	-	97,518	299	(107,457)	(9,635)

Common stock issued to employees for compensation	9,511	-							131			131

Issuance of common stock upon conversion of convertible debt	56,265	-							416			416

Issuance of common stock for interest on convertible debt	738	-							5			5

Issuance of restricted common stock for compensation	13,166	-							33			33

Shares forfeited	(16,865)	(0)	-	-					(315)			(315)

Net loss and comprehensive loss	-	-								(13)	(12,005)	(12,019)

Balance at June 30, 2023	5,196,380	$5	-	-	-	-	-		$97,788	$286	$(119,462)	$(21,383)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(14,801)	$(19,982)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	1,235	1,242
Noncash lease expense	141	67
Stock compensation expense	406	161
Accretion of debt discount	1,705	5,443
Derecognition upon conversion of convertible debt	69	188
Changes in fair value of derivative liability	(14)	329
Impairment of goodwill	6,675	-
Restructuring charges	1,636	-
Changes in assets and liabilities:
Accounts receivable, net	66	507
Prepaid and other current assets	445	7,366
Cash due from gateways, net	11,699	445
Other assets	(299)	(1,781)
Accounts payable	1,337	11,161
Accrued and other current liabilities	(1,408)	782
Accrued interest	-	506
Payment processing liabilities, net	(6,197)	16,695
Net cash provided by operating activities	2,695	23,129
Cash flows from investing activities:
Purchases of property and equipment	(7)	(17)
Capitalized software development costs	(546)	-
Purchases of intangible assets	(92)	-
Net cash used in investing activities	(645)	(17)
Cash flows from financing activities:
Repayments on long-term debt	(9)	(7)
Treasury stock purchases	(190)	-
Net cash used in financing activities	(199)	(7)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9)	(13)

Net increase in cash, cash equivalents, and restricted cash	1,842	23,092

Cash, cash equivalents, and restricted cash – beginning of period	73,318	40,834

Cash, cash equivalents, and restricted cash – end of period	$75,160	$63,926

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$-	$2,709
Income taxes	$380	$-

Non-cash financing and investing activities:
Convertible debt conversion to common stock	$200	$300
Interest accrual from convertible debt converted to common stock	$-	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Business

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

2.	Summary of Significant Accounting Policies

Going Concern

In February 2024, the Company transitioned its QuickCard product in North America away from terminal-based to app-based processing. This transition was driven by a change in our banking partner that was prompted by recent changes in the compliance environment and banking regulations impacting certain niche high-risk business verticals, which were the predominant revenue driver for QuickCard. The recovery of revenues associated with this product transition has been impacted by continuous changes in the regulatory environment and our previous banking relationships, which led management to make the decision, during the second quarter, to terminate the rollout of the app-based product in certain niche high-risk business verticals. To address this change, the Company recently introduced a licensing product for its payments processing platform, which will enable it to serve the same customer base in such verticals through a business partner with more suitable banking compliance capabilities. These developments have led to a significant decline in revenues in the Company’s North America segment.

The decline in revenues has adversely impacted the Company’s liquidity in the short term, within the North America segment. As a result, management has determined that the Company’s cash and cash equivalents as of June 30, 2024 are not sufficient to fund the North America segment’s operations and capital needs for the next 12 months from the issuance of this Report. As a result, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon the successful execution of management’s intended plan over the next twelve months to improve the liquidity of its North America segment, which includes, without limitation:

●

continued execution of its accelerated business development efforts to drive volumes in diversified business verticals with the Company’s other products, including the recently launched licensing of the Company’s payments processing platform in certain niche high-risk business verticals;

●	continued implementation of cost control measures to more effectively manage spending in the North America segment and right sizing the organization, where appropriate;
●	the sale of certain noncore assets; and
●

repatriation of offshore profits from the Company’s European subsidiaries, whose continued accelerated growth and generation of positive cash flow have already provided, and will continue to provide, an immediate and viable short-term source of capital during this product transition (to date, the Company has repatriated approximately $8.0 million from Europe).

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

Restricted cash substantially consists of cash received from gateways for merchant transactions processed, which has yet to be distributed to merchants, Independent Sales Organizations (“ISOs”) and their agents at the end of the period.

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

Internal-use Software Development Costs

Internal-use software development costs consist of the costs related to outsourced consultants who are directly associated with and who devote time to creating and enhancing internally developed software for the Company’s platforms. Internal-use software development activities generally consist of three stages: (i) the preliminary project stage, (ii) the application development stage, and (iii) the postimplementation-operation stage. In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, costs incurred in the preliminary and postimplementation-operation stages of software development are expensed as incurred. Costs incurred in the application development stage, including significant enhancements and upgrades, are capitalized. Capitalized internal-use software development costs are included within property and equipment, net on the unaudited condensed consolidated balance sheets, and are amortized on a straight-line basis over an estimated useful life of three years upon the software or additional features being ready for their intended use.

Accounts Receivable, Net

Accounts receivable consist of amounts recorded in connection with the sale of payment processing terminals and related accessories. Accounts receivable are recorded at invoiced amounts, net of an allowance for credit losses, and do not bear interest. In accordance with Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), the Company measures its allowance for credit losses using an expected credit loss model that reflects the Company’s current estimate of expected credit losses inherent in the enterprise and the accounts receivable balance. In determining the expected credit losses, the Company considers its historical loss experience, the aging of its accounts receivable balance, current economic and business conditions, and anticipated future economic events that may impact collectability. The Company reviews its allowance for credit losses periodically and, as needed, amounts are written-off when determined to be uncollectible. As of June 30, 2024 and December 31, 2023, the allowance for credit losses was immaterial.

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

ASC 820, Fair Value Measurements, establishes a three-level hierarchy priority for disclosure of assets and liabilities recorded at fair value. The ordering of priority reflects the degree to which objective prices in external active markets are available to measure fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The three levels in the hierarchy are as follows:

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

Goodwill and Intangible Assets

Goodwill is recorded when the consideration paid for the acquisition of a business exceeds the fair value of the identifiable net tangible and intangible assets acquired. ASC 350-20, Intangibles—Goodwill and Other—Goodwill, requires companies to assess goodwill for impairment annually or more frequently if indicators of impairment exist. Testing goodwill for impairment is performed at the reporting unit level, using a two-step test, and requires companies to compare the fair value of a reporting unit with its carrying amount, including goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds its fair value. ASC 350-20 also provides for an optional qualitative assessment for testing goodwill for impairment that enables companies to skip the two-step test if it is determined that it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of a reporting unit is greater than its carrying amount.

The Company’s policy is to perform its annual impairment test of goodwill as of December 31 of each fiscal year. However, due to the existence of impairment indicators, the Company determined that it needed to perform a goodwill impairment test as of June 30, 2024. Based on that assessment, the Company determined that the carrying value of its North America reporting unit exceeded its fair value, and recorded an impairment charge during the quarter ended June 30, 2024 equal to $6.7 million or one hundred percent (100%) of the goodwill balance in that operating unit.

Intangible assets consist of acquired customer relationships and business intellectual properties. In accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill, the Company’s intangible assets are amortized over their estimated useful lives, ranging from two to five years, using the straight-line method. Intangible assets amortized under ASC 350-30 must be reviewed for impairment when indicators of impairment are present, in accordance with ASC 360-10. During the quarter ended June 30, 2024, the Company determined that impairment indicators were present and performed an impairment assessment over the intangible assets at the asset group level. Based on that assessment, the Company determined that the carrying value of its intangible assets within its North America segment are recoverable and, as such, no impairment was recorded.

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

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As of June 30, 2024 and December 31, 2023, the Company has valuation allowances which serve to reduce net deferred tax assets.

Net Loss Per Share

The Company’s basic net loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss available to common shareholders by the weighted-average number of shares of common stock outstanding, adjusted for the dilutive effect of all potential shares of common stock. For the three and six-month periods ended June 30, 2024 and 2023, the Company’s diluted net loss per share is the same as the basic net loss per share, since there are no common stock equivalents outstanding that would have a dilutive effect.

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

Logicquest Technology, Inc.

In April 2023, the Company executed a purchase agreement for 99.4 million shares of restricted common stock of Logicquest Technology, Inc., a Nevada corporation (“Logicquest”) representing ownership of 99.1% of Logicquest, 48 shares of Series C Convertible Non-Redeemable Preferred Stock of Logicquest, and 10 shares of Series D Convertible Non-Redeemable Preferred Stock of Logicquest, in exchange for an aggregate purchase price of $225,000. Logicquest was a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) quoted on the Over-the-Counter Pink Open Market under the symbol “LOGQ” and is required to file reports and other information with the SEC pursuant to the Exchange Act. In June 2023, the Company merged the assets of Coyni, Inc., a wholly-owned subsidiary of the Company, and Logicquest, with Logicquest as the surviving entity. Subsequently, Logicquest changed its name to Coyni, Inc. (“Coyni PubCo”). In the fourth quarter of 2023, the Company amended the share purchase agreement to reflect 98 million shares of restricted common stock of Logicquest, 48 shares of Series C Convertible Non-Redeemable Preferred Stock of Logicquest, and 10 shares of Series D Convertible Non-Redeemable Preferred Stock of Logicquest, in exchange for an aggregate purchase price of $225,000. In accordance with ASC 805, this transaction was accounted for as an asset acquisition and the acquired assets are included in the consolidated financial statements of the Company as of June 30, 2024.

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

Merchant Payment Solutions LLC

In November 2021, the Company executed a term sheet to acquire certain Automated Clearing House (“ACH”) business of Merchant Payment Solutions LLC (“MPS”). Upon execution of the term sheet, the Company made a refundable earnest money deposit in the amount of $725,000 toward the total purchase price. After conducting due diligence, the Company elected to terminate the term sheet on April 21, 2023. In June 2023, the Company and MPS agreed to finalize a Portfolio Purchase Agreement (“Purchase Agreement”). Pursuant to the Purchase Agreement, the Company acquired the ACH portfolio of MPS for $725,000. In accordance with ASC 805, this transaction was accounted for as an asset acquisition.

4.	Property and Equipment, Net

The following table details property and equipment, less accumulated depreciation (dollars in thousands):

	June 30, 2024	December 31, 2023
Computers and equipment	$253	$276
Furniture and fixtures	152	152
Improvements	186	171
Internal-use software development	546	-
Total property and equipment	1,137	599
Less: accumulated depreciation	(345)	(293)
Net property and equipment	$792	$306

Depreciation expense was $0.12 million and $0.04 million for the three-month periods ended June 30, 2024, and 2023, respectively and $0.16 million and $0.07 million for the six-month periods ended June 30, 2024 and 2023, respectively.

5.	Goodwill

The following table summarizes goodwill activity by reportable segment (dollars in thousands):

	North America	International	Consolidated
Goodwill - December 31, 2023	$6,675	$20,078	$26,753
Goodwill Acquired	-	-	-
Goodwill Impairment	(6,675)	-	(6,675)
Adjustments (1)	-	(610)	(610)

Goodwill – June 30, 2024	$-	$19,468	$19,468

(1) The adjustments to goodwill pertain to foreign currency translation adjustments, totaling negative $0.17 million and negative $0.61 million during the three and six-month periods ended June 30, 2024.

6.	Intangible Assets, Net

The following table details acquired intangible assets (dollars in thousands):

		June 30, 2024			December 31, 2023
Intangible Assets	Amortization Period	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	2-5 years	$7,812	$(4,913)	2,899	$7,812	$(4,100)	$3,712
Business technology/IP	5 years	2,767	(1,595)	1,172	2,675	(1,328)	1,347

Total intangible assets		$10,579	$(6,508)	4,071	$10,487	$(5,428)	$5,059

Amortization expense was $0.5 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively and $1.1 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively.

The estimated amortization expense related to intangible assets as of June 30, 2024 is as follows (dollars in thousands):

Year	Amount
2024 (remainder)	$931
2025	1,863
2026	1,010
2027	167
2028	91
Thereafter	9
Total	$4,071

7.	Accrued Liabilities

The following table details the balance in accrued liabilities (dollars in thousands):

	June 30, 2024	December 31, 2023
Accrued gateway fees	$92	$2,356
Payroll related accruals	976	1,235
Accrued legal and professional fees	2,750	1,342
Accrued taxes	347	528
Other	615	294
Total accrued liabilities	$4,780	$5,755

8.	Long-Term Debt, Net

The following table summarizes the Company’s debt (dollars in thousands):

	June 30, 2024	December 31, 2023
$100,000,000 8% senior convertible note, due April 5, 2026	$19,000	$19,200
Less: Unamortized debt discount	(2,173)	(3,906)
Net carrying value	16,827	15,294

$149,900 Economic Injury Disaster Loan (EIDL), interest rate of 3.75%, due June 1, 2050	144	146
$500,000 EIDL, interest rate of 3.75%, due May 8, 2050	481	487
Total debt	17,452	15,927

Less: current portion	(15)	(15)
Long-term debt, net	$17,437	$15,912

Senior Convertible Note

On November 8, 2021, the Company sold and issued, in a registered direct offering, an 8% Senior convertible note, originally due November 3, 2023, and subsequently extended to April 5, 2026, in the aggregate original principal amount of $100 million (the “Note”). The Note had an original issue discount of sixteen percent (16%) resulting in gross proceeds of $84 million. The Note was sold pursuant to the terms of a Securities Purchase Agreement, dated November 2, 2021 (the “SPA”), between the Company and the investor in the Note (the “Investor”).

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

On July 31, 2023, pursuant to the terms of the First Exchange Agreement, the Company closed the initial exchange (the “Initial Series A Exchange”) and issued 6,000 shares of Series A Preferred Stock in exchange for $4.297 million of the outstanding principal balance of the Note and $1.703 million of accrued interest. Additionally, upon satisfaction of all applicable closing conditions, including, without limitation, the Company having obtained any stockholder approval required for the consummation of the transactions and the issuance of the common stock issuable upon the conversion of all of the shares of Series A Preferred Stock (unless waived by the applicable other party), in the final exchange (the “Final Series A Exchange”), the parties agreed to exchange the remaining $16.703 million of outstanding principal balance subject to the Series A Exchanges for 9,000 shares of Series A Preferred Stock on a date mutually agreed to by the Company and the Investor. The Company determined that the parties’ obligation to exchange the remaining $16.703 million of outstanding principal balances subject to the Series A Exchanges for 9,000 shares of Series A Preferred Stock in the Final Series A Exchange represents an embedded conversion feature that does not require bifurcation and separate valuation because it would not meet the definition of a derivative, if freestanding, under ASC 815, Derivatives and Hedging (“ASC 815”), as net settlement could not be achieved.

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

On November 27, 2023, the Company entered into an Exchange Agreement (the “Second Exchange Agreement”) with the Investor under which the Company and the Investor agreed to exchange (the “Series B Exchange”), (i) all of the existing shares of Series A Preferred Stock issued to the Investor in the Initial Series A Exchange, (ii) the right to exchange the shares of Unissued Series A Preferred Stock for an additional $16.703 million of principal of the Note, and (iii) $60.303 million of the outstanding principal under the Note for 55,000 shares of a newly authorized series of preferred stock of the Company designated as Series B Preferred Convertible Stock (the “Series B Preferred Stock,” and collectively with the Series A Preferred Stock, the “Preferred Stock”), the terms of which are set forth in a Certificate of Designations of Rights and Preferences of Series B Convertible Preferred Stock of RYVYL Inc. (the “Series B Certificate of Designations”), which the Company filed with the Nevada Secretary of State prior to the initial issuance of any shares of Series B Preferred Stock. The Series B Preferred Stock is further described in Note 10, Convertible Preferred Stock. As additional consideration for the Series B Exchange, the Company has also agreed to make a cash payment to the Investor in the amount of $3.0 million. As part of the Second Exchange Agreement, the Investor also agreed to forbear from requiring the repayment of the Note (to the extent such repayment obligation arises solely as a result of the occurrence of the maturity date and not with respect to any event of default or redemption rights in the Note or pursuant to the Indenture (as such term is defined in the Second Exchange Agreement)) during the period commencing on November 5, 2024 through, and including, April 5, 2025; and to extend the waiver of payment of interest under the Note through July 1, 2024.

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

Forbearance Agreement

On May 17, 2024, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with the Investor pursuant to which the Investor, in consideration for the Company’s cash payment in the amount of $80,000 as an advance payment of a portion of the next interest payment, in the estimated amount of $380,000, due and payable under the Note on October 1, 2024, agreed to further forbear from requiring the repayment of the Note (to the extent such repayment obligation arises solely as a result of the occurrence of the maturity date and not with respect to any event of default or redemption rights in the Note or pursuant to the Indenture) during the period commencing on April 5, 2025 through, and including, April 5, 2026. The Company analyzed the changes made to the Note under the Forbearance Agreement under ASC 470-60 to determine if the transaction qualified as a troubled debt restructuring. For a debt restructuring to be considered troubled, the debtor must be experiencing financial difficulties and the creditor must have granted a concession. The Company considered the indicators of financial difficulties provided in ASC 470-60 and determined that one or more indicators were present at the time the Forbearance Agreement was entered into, such as the existence of substantial doubt about the Company’s ability to continue as a going concern. Furthermore, the Company determined that the effective borrowing rate on the Note decreased as a result of the changes made to the Note under the Forbearance Agreement and, as such, the Investor granted a concession on the debt. As a result, the changes made to the Note under the Forbearance Agreement were accounted for as a troubled debt restructuring. However, no restructuring gain or corresponding adjustment to the carrying amount of the Note was recorded because the net carrying amount of the Note at the time the Forbearance Agreement was entered into was less than the total undiscounted future principal and interest payments of the restructured Note. The $80,000 cash payment made to the Investor in connection with the Forbearance Agreement was treated as a lender fee and expensed as incurred under the troubled debt restructuring model.

During the year ended December 31, 2022, the Investor converted $8.55 million of the outstanding principal balance into 598,695 shares of the Company’s common stock at a weighted average conversion price of $1.43. In addition, the Company paid the Investor $6.9 million in January 2022 in exchange for cancellation of $6.0 million of the outstanding principal balance. During the year ended December 31, 2023, the Investor converted $1.65 million of the outstanding principal balance into 606,187 shares of the Company’s common stock at a weighted average conversion price of $1.18. During the three months ended June 30, 2024, the Investor converted $0.2 million of the outstanding principal balance into 169,220 shares of the Company’s common stock at a conversion price of $1.18.

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

As part of the Restructuring Agreement entered into with the Investor on August 16, 2022 (the “Restructuring Agreement”), the Company obtained a forbearance of the Maturity Date from November 5, 2023 to November 5, 2024. As part of the Second Exchange Agreement entered into with the Investor on November 27, 2023, the Company obtained a further forbearance of the Maturity Date from November 5, 2024 to April 5, 2025. As part of the Forbearance Agreement entered into with the Investor on May 17, 2024, the Company obtained a further forbearance of the Maturity Date from April 5, 2025 to April 5, 2026.

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

The following is a rollforward of the senior convertible note balance (dollars in thousands):

Balance, December 31, 2020	$-
Convertible debentures issued	100,000
Derivative liability	(21,580)
Original issue discount of 16%	(16,000)
Placement fees and issuance costs	(7,200)
Accretion and write-off of debt discount	3,435
Balance, net of unamortized debt discount of $41,345 - December 31, 2021	58,655
Repayments and conversion	(14,550)
Accretion and write-off of debt discount	16,996
Balance, net of unamortized debt discount of $24,349 - December 31, 2022	61,101
Repayments and conversion	(66,250)
Accretion and write-off of debt discount	20,443
Balance, net of unamortized debt discount of $3,906 - December 31, 2023	15,294
Conversion	(200)
Accretion and write-off of debt discount	1,733
Balance, net of unamortized debt discount of $2,173 – June 30, 2024	$16,827

The Company recorded debt discount accretion expense of $0.8 million and $2.8 million for the three months ended June 30, 2024 and 2023, respectively and $1.7 million and $5.4 million for the six months ended June 30, 2024 and 2023, respectively.

The Company incurred other interest expense of $0.01 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively and $0.02 million and $3.2 million for the six months ended June 30, 2024 and 2023, respectively.

Derivative Liability

The senior convertible note contains embedded derivatives representing certain conversion features, redemption rights, and contingent payments upon the occurrence of certain events of default. The Company determined that these embedded derivatives required bifurcation and separate valuation.

The Company utilizes a binomial lattice model to value its bifurcated derivatives included in the note. ASC 815 does not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be combined and fair-valued as a single compound embedded derivative. The Company selected a binomial lattice model to value the compound embedded derivative because it believes this technique is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the note. Such assumptions include, among other inputs, stock price volatility, risk-free rates, credit risk assumptions, early redemption and conversion assumptions, and the potential for future adjustment of the conversion price due to triggering events. Additionally, there are other embedded features of the note requiring bifurcation, other than the conversion features, which had no value at June 30, 2024 and December 31, 2023, due to management’s estimates of the likelihood of certain events, but that may have value in the future should those estimates change.

The following is a rollforward of the derivative liability balance (dollars in thousands):

Balance, December 31, 2021	$18,735
Change in fair value 2022	(18,480)
Balance, December 31, 2022	255
Increase in derivative liability upon extinguishment of debt	6,312
Change in fair value 2023	(6,548)
Balance, December 31, 2023	19
Change in fair value 2024	(14)
Balance, June 30, 2024	$5

Small Business Association CARES Act Loans

On June 9, 2020, the Company entered into a 30-year loan agreement with the Small Business Association (“SBA”) under the CARES Act in the amount of $149,900. The loan bears interest at 3.75% per annum and requires monthly principal and interest payments of $731 beginning June 9, 2021. Both the Chief Executive Officer and Chairman of the Company signed personal guarantees under this loan. As of June 30, 2024, the loan is not in default.

On May 8, 2020, Charge Savvy, a wholly-owned subsidiary of the Company, entered into a 27-year loan agreement with the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in the amount of $150,000. The loan bears interest at 3.75% per annum and required principal and interest payments of $731 beginning on May 8, 2021, which were subsequently deferred to November 8, 2022. On August 4, 2021, Charge Savvy was granted a loan increase in the amount of $350,000 on identical terms as the initial loan, for an aggregate loan amount of $500,000. Monthly principal and interest payments on the aggregate loan are $2,477 and began on November 8, 2022. Pursuant to the terms of Security Agreements executed in connection with this loan, the SBA was granted a security interest in all tangible and intangible personal property of Charge Savvy. As of June 30, 2024, the loan is not in default.

9.	Convertible Preferred Stock

On July 31, 2023, the Company issued 6,000 shares of Series A Preferred Stock in exchange for $4.297 million of the outstanding principal balance of the 8% senior convertible note, currently due April 5, 2026 and $1.703 million of accrued interest pursuant to the First Exchange Agreement entered into with the investor in the senior convertible note on July 25, 2023. On November 29, 2023, the existing shares of Series A Preferred Stock issued to the investor were forfeited to the Company by the investor and the Company issued 55,000 shares of Series B Preferred Stock, along with a cash payment of $3.0 million, in exchange for $60.303 million of the outstanding principal balance of the senior convertible note pursuant to the Second Exchange Agreement entered into with the investor on November 27, 2023. See Note 9, Long-Term Debt, for further information. The Series A Preferred Stock had a stated value of $1,000 per share and a fair value of approximately $1,111 per share at issuance, as determined by a valuation performed by third-party experts. The Series B Preferred Stock has a stated value of $1,000 per share and a fair value of approximately $1,339 per share at issuance, as determined by a valuation performed by third-party experts.

Preferred Stock consisted of the following (dollars in thousands):

	June 30, 2024
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A	15,000	-	$-	$-	$-
Series B	55,000	54,125	72,460	62,244	17,403,537
Total Preferred Stock	70,000	54,125	$72,460	$62,244	$17,403,537

	December 31, 2023
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A	15,000	-	$-	$-	-
Series B	55,000	55,000	73,631	63,250	17,684,888
Total Preferred Stock	70,000	55,000	$73,631	$63,250	17,684,888

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

Redemption – Upon a change of control of the Company (as defined in the Company’s “Series B Certificate of Designations”), the holders of Series B Preferred Stock may require the Company to exchange their shares of Series B Preferred Stock for consideration, in the form of the securities or other assets to which holders of shares of common stock are entitled to receive with respect to or in exchange for their shares of common stock in such change of control, equal to the greatest of (i) 115% of the stated value of such share of Series B Preferred Stock plus all declared and unpaid dividends on such share of Series B Preferred Stock, (ii) 115% of the greatest closing sale price of the number of shares of common stock into which such share of Series B Preferred Stock could be converted (at the Series B Alternate Conversion Price, as defined below, then in effect) during the period beginning on the date immediately preceding the earlier to occur of (a) the consummation of the applicable change of control and (b) the public announcement of such change of control and ending on the date such holder delivers notice to the Company of its election, and (iii) the aggregate cash consideration and the aggregate cash value of any non-cash consideration per share of common stock that would be paid to the holder upon consummation of such change of control if it converted all of its shares of Series B Preferred Stock into common stock at the conversion price then in effect.

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

The Company recorded income tax expense of approximately $0.4 million and $0.004 million for the three months ended June 30, 2024 and 2023, respectively and approximately $0.6 million and $0.009 million for the six months ended June 30, 2024 and 2023, respectively. We estimate our annual effective income tax rate to be -3.18% for calendar year 2024, which is different from the U.S. federal statutory rate, primarily due to the Company’s full valuation allowance position.

As of June 30, 2024, we have no material unrecognized tax benefits and we expect no material unrecognized tax benefits for the next 12 months.

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

Stock Option Activity

A summary of stock option activity for the six months ended June 30, 2024 is as follows (dollars in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	766,142	$3.76
Granted	-	N/A
Exercised	(11,999)	1.98
Cancelled/forfeited/expired	(45,913)	1.98
Outstanding at June 30, 2024	708,230	$3.89

Exercisable at June 30, 2024	334,899	$5.94

The aggregate intrinsic value for stock options exercised was $0.03 million during the six months ended June 30, 2024. There were no stock options granted or exercised during the six months ended June 30, 2023.

Restricted Stock Activity

A summary of RSA activity for the six months ended June 30, 2024 is as follows (dollars in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2024	189,893	$2.28
Granted	71,085	2.49
Vested	(103,717)	2.65
Forfeited	-
Unvested at June 30, 2024	157,261	$2.12

The total fair value of restricted shares that vested was $0.3 million and $0.7 million during the six months ended June 30, 2024 and 2023, respectively.

12.	Operating Leases

The Company leases office space under operating leases at four locations in the United States (California, Illinois, Massachusetts, and Florida) and one location in the European Union (Sofia, Bulgaria). The Company had no finance lease obligations as of June 30, 2024.

The Company’s operating lease expense totaled $0.4 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively. The Company’s operating lease expense totaled $0.7 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the weighted-average remaining lease term was 4.2 years and the weighted average discount rate was 11.1%.

Future minimum lease payments under our operating leases and reconciliation to the operating lease liability as of June 30, 2024, are as follows (in thousands):

Year Ending December 31,	Total
2024 (remainder)	$625
2025	1,161
2026	1,329
2027	1,046
2028	1,041
Total lease payments	5,202
Less: imputed interest	(1,104)
Present value of total lease payments	4,098
Less: current portion	(787)
Long-term lease liabilities	$3,311

13.	Related Party Transactions

Family Relationships

The Company employs two of our CEO’s brothers, Dan and Liron Nusonivich, who are paid approximately $200,000 and $110,000 per year, respectively. There are no family relationships between any of other directors or executive officers and any other employees or directors or executive officers.

The Company did not pay any commissions to the related parties mentioned above for the three months ended June 30, 2024 and 2023.

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

●

On November 8, 2022, the Company filed a complaint against its former Chief Operating Officer Vanessa Luna, Luna Consultant Group, LLC and Does 1 through 50 in San Diego Superior Court (the “Company Filing”). The Company is alleging that Ms. Luna abused her position for additional compensation, failed to follow proper protocols and breached her fiduciary duties and duty of loyalty by secretly maintaining alternative employment. The action seeks damages, including interest and costs of suit incurred. On November 10, 2022, Ms. Luna filed her own complaint against the Company and Fredi Nisan in San Diego Superior Court (the “Luna Filing”). Ms. Luna alleges that Mr. Nisan used contract negotiations to coerce her, that the Company improperly coded transactions and misled investors, and that when her concerns were reported to management, she was wrongfully terminated, resulting in a number of claims. Ms. Luna also alleges sexual misconduct on the part of Mr. Nisan. Ms. Luna is seeking damages including compensatory damages, unpaid wages (past and future), loss of wages and benefits (past and future), and other damages to be proven at trial. The Company and Mr. Nisan deny all allegations of the Luna Filing. In April 2023, Ms. Luna sought to add Coyni, Inc. as a defendant with regard to her claims. She was granted permission to file a Second Amended Complaint, and Coyni, Inc. has challenged the allegations by way of demurrer, which was denied on August 9, 2024. In addition, the Company and Mr. Nisan have filed a motion for leave to amend their complaint against Luna, adding additional claims against her, including securities fraud, and, on August 9, 2024, the Court granted permission for the Company to file a Second Amended Complaint. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims asserted by Ms. Luna and to vigorously prosecute its own claims against Ms. Luna. The San Diego Superior Court consolidated the Company Filing and Luna Filing into a single proceeding, RYVYL Inc. v. Luna, on August 4, 2023. The parties are currently in the discovery phase.

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

●

On February 1, 2023, a putative class action lawsuit titled Cullen v. RYVYL Inc. fka GreenBox POS, Inc., et al., Case No. 3:23-cv-00185-GPC-AGS, was filed in the United States District Court for the Southern District of California against several defendants, including the Company and certain of our current and former directors and officers (the “Cullen Defendants”). The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between January 29, 2021 and January 20, 2023. The complaint alleged that the Cullen Defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and Sections 10(b) and 20(a) of the Exchange Act by making false and/or misleading statements regarding the Company’s financial controls, performance and prospects. On June 30, 2023, the plaintiff filed an amended complaint. All defendants filed motions to dismiss the amended complaint on August 14, 2023. On March 1, 2024, the Court issued an order granting in part and denying in part defendants’ motions to dismiss, which included dismissing all Securities Act claims and narrowing the potential class period. The plaintiff filed a second amended complaint on April 30, 2024, which alleges claims against the Cullen Defendants under Exchange Act Sections 10(b) and 20(a) only and a class period of May 13, 2021 through January 20, 2023. The Company filed its motion to dismiss the second amended complaint on July 1, 2024 and the hearing is scheduled for October 4, 2024.

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

●

On June 22, 2023, a shareholder derivative complaint was filed in the United States District Court for the Southern District of California against certain of the Company’s current and/or former officers and directors (the “Hertel Defendants”), Christy Hertel, derivatively on behalf of RYVYL Inc., f/k/a GreenBox POS v. Ben Errez et al., Case No. 3:23-CV-01165-GPC-SBC. On August 4, 2023, a second shareholder derivative complaint was filed in the United States District Court for the Southern District of California against the Hertel Defendants, Marcus Gazaway, derivatively on behalf of RYVYL Inc., f/k/a GreenBox POS v. Ben Errez et al., Case No. 3:23-CV-01425-LAB-BLM. Both derivative complaints generally allege that the Hertel Defendants failed to implement adequate internal controls that would prevent false and misleading financial information from being published by the Company and that controlling shareholders participated in overpayment misconduct resulting in violations of Sections 10(b), 14(a) and 20 of the Exchange Act and breached their fiduciary duties and, purportedly on behalf of the Company. On April 2, 2024, the Court granted the parties’ joint motion for an order consolidating the Hertel and Gazaway cases under the caption In re RYVYL Inc. Derivative Litigation, Lead Case No. 3:23-CV-01165-GPC-SBC (S.D. Cal.). On May 6, 2024, the Court issued an order staying the action until after the final resolution of any motion to dismiss the securities class action detailed above. On May 1, 2024, a third nearly identical shareholder derivative complaint was filed in Clark County, Nevada by plaintiff Christina Brown, derivatively on behalf of RYVYL, Inc., v. Ben Errez et al., Case No. A-24-892382-C. The Company currently is working with Ms. Brown’s counsel to coordinate a stay of the Nevada action on the same terms as the stay of the Hertel and Gazaway cases.

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

●

On October 1, 2023, the Company filed a demand for arbitration against Sky Financial & Intelligence LLC, a Wyoming limited liability company (“Sky Financial”) with the American Arbitration Association in San Diego, California (the “Arbitration”). In the Arbitration, the Company seeks to recover for breach of contract and Sky Financial’s failure to perform its obligations. On October 2, 2023, the Company filed a complaint against Sky Financial in San Diego Superior Court asserting the same claims asserted in the Arbitration, solely to toll any applicable statutes of limitations pending the Arbitration and, if necessary, provide jurisdiction for the court to compel arbitration. The action seeks damages, including interest and costs of suit incurred. The parties have agreed to proceed in the Arbitration and have stipulated to a stay of the San Diego Superior Court action pending the Arbitration. On July 10, 2024, the parties stipulated to stay the arbitration pending a mediation currently scheduled for October 30, 2024.

●

On July 6, 2022, the Company’s subsidiary, RYVYL EU (formerly known as Transact Europe OOD), received a notary invitation from Satya Consulting PTE Limited (“Satya”) filed in Bulgaria. In the filed claim, Satya alleges nonpayment of its fee in the amount of EUR 900,000, to which statutory default interest is to be added, for failure of payment under the Company’s stock purchase agreement for Transact Europe Holdings OOD. RYVYL EU has retained Bulgarian counsel to assist in the defense of the asserted claim and denies all allegations. As RYVYL EU cannot predict the outcome of the matter, the probability of an outcome cannot be determined. RYVYL EU intends to vigorously defend against all claims. The hearing is scheduled for October 18, 2024.

●

On January 2, 2024, the Company filed a Statement of Claim against Chessa Sabourin in the Ontario Superior Court of Justice. Case No. CV-24-00712190-0000. The Company seeks to recover funds unlawfully held by Ms. Sabourin, or in the alternative, damages in the equivalent amount. Additionally, punitive and exemplary damages. In September 2023, the Company mistakenly sent funds to Ms. Sabourin and attempted to reverse or recall the transfers but was unable to do so. To date, Ms. Sabourin has failed and/or refused to return the funds mistakenly sent to her. Given the preliminary stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●

On June 25, 2024, J. Drew Byelick, a former Chief Financial Officer of the Company, filed a complaint against the Company in the United States District Court for the Southern District of California, Case No. ‘24CV1096 JLS MSB. Mr. Byelick is alleging breach of contract, fraudulent inducement of employment, along with intentional misrepresentation and concealment. The Company denies all allegations of liability and intends to vigorously defend against all claims. However, given the preliminary stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

15.	Segment Reporting

The Company has organized its operations into two reportable segments: North America and International. These segments represent the components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM to assess segment performance, set strategic goals, and allocate the Company's resources.

The following tables present discrete financial information for our two reportable segments (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
North America	$2,972	$11,039	$12,646	$19,842
International	8,928	3,810	16,028	6,298
	$11,900	$14,849	$28,674	$26,140
Income (loss) from operations
North America	$(13,343)	$(3,858)	$(16,792)	$(7,485)
International	2,454	331	3,996	379
	$(10,890)	$(3,528)	$(12,796)	$(7,106)

Net income (loss)
North America	$(14,448)	$(12,409)	$(18,772)	$(20,297)
International	2,337	403	3,971	315
	$(12,111)	$(12,005)	$(14,801)	$(19,982)

Depreciation and amortization
North America	$507	$461	$998	$919
International	71	162	237	323
	$578	$623	$1,235	$1,242

Assets by reportable segment were not included, as that information is not reviewed by the CODM to make operating decisions or allocate resources. Assets are reviewed on a consolidated basis.

16.	Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10Q (this “Report”) and other materials we have filed or may filed, as well as information included in our oral or written statements, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words, or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein and in our other filings with the Securities and Exchange Commission (the “SEC”). You should not rely upon forward-looking statements as predictions of future events.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Report identify important matters or factors which you should consider in evaluating our forward-looking statements. These matters or factors include, among other things:

●	Our ability to effectively execute our business plan;

●	Our ability to manage our expansion, growth and operating expenses both domestically and internationally;

●	Our ability to comply with new regulations and compliance requirements that affect our business;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete and succeed in an evolving industry;

●	Our ability to respond and adapt to rapid changes in technology;

●	Our ability to identify and complete, and the risks associated with acquisitions, post-acquisition integrations, dispositions and other strategic growth opportunities and initiatives;

●

Our ability to avoid or minimize risks related to the blockchain and cryptocurrency industry or changes in the regulatory environment and turmoil in the banking sector with respect to digital asset management;

●	Our ability to protect our proprietary technology.

●	Possible dilution of our common stock if the 8% Senior convertible note due in 2026 in the principal amount of $19.0 million, as of June 30, 2024, is repaid in stock;

●	Our dependence on our proprietary technology, which we may not be able to protect; and

●

Our dependence on our European subsidiaries as an immediate and viable short-term source of capital while we are transitioning our QuickCard product from a terminal-based to an app-based product for our North America business.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in our press releases) for other factors that may cause actual results to differ materially from those projected by us. For additional information regarding risk factors that could affect our results, see “Risk Factors” beginning on page 14 of our Annual Report on Form 10-K filed with the SEC on March 26, 2024 (the “2023 Annual Report”).

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

In this Report, unless the context otherwise requires, all references to “the Company,” “we,” “our,” “us” and “PubCo” refer collectively to RYVYL Inc., a Nevada corporation, and its subsidiaries.

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

On March 31, 2022, the Company acquired a portfolio of merchant accounts from Sky Financial for $18,110,000. The Company paid $16,000,000 of cash in March 2022 and issued 500,000 shares of restricted common stock for the transaction on May 12, 2022.

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

Recent Developments

In February 2024, the Company transitioned its QuickCard product in North America away from terminal-based to app-based processing. This transition was driven by a change in our banking partner that was prompted by recent changes in the compliance environment and banking regulations impacting certain niche high-risk business verticals, which were the predominant revenue driver for QuickCard.

As previously disclosed, management’s plan to recover the loss of revenues resulting from this product transition included the acceleration of business development efforts to launch the new app-based product in existing and new business verticals. However, due to continuous changes in the regulatory environment and our previous banking relationships, during the second quarter, management determined that the app-based product may not be a viable long-term solution for certain niche high-risk business verticals and made the decision to terminate the rollout of the app-based product in those business verticals. To address this change, the Company recently introduced a licensing product for its payments processing platform, which will enable it to serve the same customer base in such verticals through a business partner with more suitable banking compliance capabilities. Due of this strategy shift as well as a reorganization of the Company’s business to better align with management’s revised strategy, which was executed during the second quarter, the recovery of the loss of revenues resulting from this product transition is now not expected to occur until early 2025.

The decline in revenues resulting from this product transition has adversely impacted the Company’s liquidity in its North America segment in the short term. As a result, management has determined that its cash and cash equivalents in the North America segment as of June 30, 2024, will not be sufficient to fund the segment’s operations and capital needs for the next 12 months from the issuance of this Report. Management’s intended plan over the next twelve months to address the liquidity shortfall in the North America segment includes, but is not limited to, the following:

●

continued execution of its accelerated business development efforts to drive volumes in diversified business verticals with the Company’s other products, including the recently launched licensing of the Company’s payments processing platform in certain niche high-risk business verticals;

●	continued implementation of cost control measures to more effectively manage spending in the North America segment and right sizing the organization, where appropriate;
●	the sale of certain noncore assets; and
●

repatriation of offshore profits from the Company’s European subsidiaries, whose continued accelerated growth and generation of positive cash flow have already provided, and will continue to provide, an immediate and viable short-term source of capital during this product transition (to date, the Company has repatriated approximately $8.0 million from Europe).

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 (Unaudited) Compared to Three Months June 30, 2023 (Unaudited):

(Dollars in thousands)

	Three Months Ended June 30,
	2024		2023		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue	$11,900	100.0%	$14,849	100.0%	$(2,948)	-19.9%
Cost of revenue	7,151	60.1%	8,725	58.8%	(1,575)	-18.1%
Gross profit	4,749	39.9%	6,124	41.2%	(1,375)	-22.4%

Operating expenses:
Advertising and marketing	17	0.1%	33	0.2%	(16)	-49.8%
Research and development	819	6.9%	1,184	8.0%	(366)	-30.9%
General and administrative	1,621	13.6%	2,317	15.6%	(695)	-30.0%
Payroll and payroll taxes	2,850	23.9%	2,913	19.6%	(63)	-2.2%
Professional fees	1,261	10.6%	2,614	17.6%	(1,354)	-51.8%
Stock compensation expense	182	1.5%	(32)	-0.2%	215	-669.5%
Depreciation and amortization	578	4.9%	623	4.2%	(46)	-7.3%
Impairment of goodwill	6,675	56.1%	-	0.0%	6,674	-
Restructuring charges	1,636	13.7%	-	0.0%	1,635	-
Total operating expenses	15,638	131.4%	9,652	81.1%	5,985	62.0%

Loss from operations	(10,890)	-91.5%	(3,528)	-29.6%	(7,362)	208.7%

Other income (expense):
Interest expense	(125)	-1.0%	(1,517)	-10.2%	1,392	-91.8%
Accretion of debt discount	(797)	-6.7%	(2,821)	-19.0%	2,024	-71.7%
Changes in fair value of derivative liability	14	0.1%	(497)	-3.3%	511	-102.9%
Derecognition expense on conversion of convertible debt	68	0.6%	(188)	-1.3%	255	-136.0%
Legal settlement expense	-	0.0%	(2,113)	-14.2%	2,113	-100.0%
Other income (expense)	195	1.6%	(1,337)	-9.0%	1,532	-114.6%
Total other income (expense), net	(782)	-6.6%	(8,473)	-71.2%	7,691	-90.8%

Loss before provision for income taxes	(11,671)	-98.1%	(12,001)	-100.8%	329	-2.7%

Provision for income taxes	439	3.7%	4	0.0%	434	11461.1%

Net loss	$(12,111)	-101.8%	$(12,005)	-100.9%	$(106)	0.9%

Revenue

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

North America	$2,972	$11,039	$(8,067)	(73.1)%
International	8,928	3,810	5,118	134.3%
Total revenue	$11,900	$14,849	$(2,948)	(19.9)%

Revenue decreased by $2.9 million, or 19.9%, to $11.9 million for the three months ended June 30, 2024, from $14.8 million for the three months ended June 30, 2023. In the North America segment, revenue decreased $8.1 million, or 73.1%, compared to the three months ended June 30, 2023. In the International segment, revenue increased $5.1 million, or 134.3%, compared to the three months ended June 30, 2023. The decrease in revenue was primarily driven by a decrease in processing volume in the North America segment, which decreased from $362 million in the quarter ended June 30, 2023, to $152.6 million in the quarter ended June 30, 2024, and was due to the previously disclosed product transition that began in February 2024. The decrease in revenue in North America was partially offset by an increase in revenue in the International segment that was primarily attributable to continued growth in processing volume, which increased from $317 million in the quarter ended June 30, 2023, to $902.1 million in the quarter ended June 30, 2024. The increase in processing volume in the International segment was driven by continued growth across multiple verticals, primarily, our Independent Sales Organizations (“ISO”) and partnership network, our global payments processing businesses, and banking-as-a-service offering.

Cost of Revenue

Cost of revenue decreased by $1.6 million, or 18.0%, to $7.2 million for the three months ended June 30, 2024, from $8.7 million for the three months ended June 30, 2023. In the North America segment, cost of revenue decreased $4.5 million, or 71.0%, compared to the three months ended June 30, 2023. In the International segment, cost of revenue increased $2.9 million, or 124.5%, compared to the three months ended June 30, 2023. Cost of revenue primarily consists of various processing fees paid to gateways, as well as commission payments to the ISOs responsible for establishing and maintaining merchant relationships. The decrease in cost of revenue was primarily driven by the decrease in processing volumes in North America, as noted above, partially offset by an increase in processing volumes in the International segment.

Operating Expenses

Operating expenses increased by $6.0 million, or 62.0%, to $15.6 million for the three months ended June 30, 2024, from $9.6 million for the three months ended June 30, 2023. The increase was primarily driven by a $6.7 million non-cash charge related to the write-off of goodwill in North America (see Note 2) and restructuring charges of $1.6 million related to the Company’s reorganization and restructuring of its business in North America, both recorded during the second quarter ended June 30, 2024 and primarily comprised of employee severance and termination benefits and a write-off of assets related to the Coyni brand. These increases were partially offset by a decrease in research and development expenses of $0.4 million, a decrease in general and administrative expenses of $0.7 million, and a decrease in professional fees of $1.4 million due to lower accounting, consulting, and legal fees incurred in 2023 in connection with the Company’s restatement of prior period consolidated financial statements.

Other Income (Expense)

Other expense decreased by $7.7 million, or 90.8%, to $0.8 million for the three months ended June 30, 2024, from $8.5 million for the three months ended June 30, 2023. The decrease was primarily due to a decrease in the convertible note interest expense of $1.4 million, a decrease in the accretion of the convertible note discount of $2.0 million, and a decrease in changes in fair value of the derivative liability of $0.5 million, which were all impacted by the restructuring of the Company’s convertible note in the fourth quarter of 2023. Additionally, legal settlement expense decreased $2.1 million and other income or expense decreased $1.5 million, which were both non-recurring items recorded in the second quarter of 2023 with no similar items recorded in the second quarter of 2024.

Six Months Ended June 30, 2024 (Unaudited) Compared to Six Months June 30, 2023 (Unaudited):

(Dollars in thousands)

	Six Months Ended June 30,
	2024		2023		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue	$28,674	100.0%	$26,140	100.0%	$2,535	9.7%
Cost of revenue	16,894	58.9%	14,903	57.0%	1,990	13.4%
Gross profit	11,780	41.1%	11,237	43.0%	543	4.8%

Operating expenses:
Advertising and marketing	33	0.1%	108	0.4%	(74)	-69.1%
Research and development	2,212	7.7%	3,119	11.9%	(908)	-29.1%
General and administrative	3,665	12.8%	3,669	14.0%	(3)	-0.1%
Payroll and payroll taxes	6,419	22.4%	5,627	21.5%	792	14.1%
Professional fees	2,295	8.0%	4,417	16.9%	(2,122)	-48.0%
Stock compensation expense	406	1.4%	161	0.6%	246	152.4%
Depreciation and amortization	1,235	4.3%	1,242	4.8%	(8)	-0.6%
Impairment of goodwill	6,675	23.3%	-	0.0%	6,674	-
Restructuring charges	1,636	5.7%	-	0.0%	1,635	-
Total operating expenses	24,576	85.7%	18,343	64.0%	6,233	34.0%

Loss from operations	(12,796)	-44.6%	(7,106)	-24.8%	(5,690)	80.1%

Other income (expense):
Interest expense	(153)	-0.5%	(3,246)	-12.4%	3,093	-95.3%
Accretion of debt discount	(1,705)	-5.9%	(5,443)	-20.8%	3,738	-68.7%
Changes in fair value of derivative liability	14	0.0%	(329)	-1.3%	343	-104.4%
Derecognition expense on conversion of convertible debt	(68)	-0.2%	(188)	-0.7%	120	-64.0%
Legal settlement expense	-	0.0%	(2,214)	-8.5%	2,214	-100.0%
Other income (expense)	537	1.9%	(1,447)	-5.5%	1,984	-137.1%
Total other income (expense), net	(1,376)	-4.8%	(12,867)	-44.9%	11,491	-89.3%

Loss before provision for income taxes	(14,172)	-49.4%	(19,973)	-69.7%	5,801	-29.0%

Provision for income taxes	629	2.2%	9	0.0%	619	7217.7%

Net loss	$(14,800)	-51.6%	$(19,982)	-69.7%	$5,182	-25.9%

Revenue

	Six Months Ended June 30,
	2024	2023	$ Change	% Change

North America	$12,646	$19,842	$(7,196)	(36.3)%
International	16,028	6,298	9,731	155.5%
Total revenue	$28,674	$26,140	$2,535	9.7%

Revenue increased by $2.5 million, or 9.7%, to $28.7 million for the six months ended June 30, 2024, from $26.1 million for the six months ended June 30, 2023. In the North America segment, revenue decreased by $7.2 million, or 36.3%, compared to the six months ended June 30, 2023. In the International segment, revenue increased by $9.7 million, or 155.5%, compared to the six months ended June 30, 2023. The increase in revenue was due to the continued growth in processing volume in the International segment, which increased from $582 million in the six months ended June 30, 2023, to $1.7 billion in the six months ended June 30, 2024, and was driven by continued growth across multiple verticals, primarily, our ISO and partnership network, our global payments processing businesses, and banking-as-a-service offering. The increase in processing volume in the International segment was partially offset by a decrease in processing volume in the North America segment, which decreased from $663 million in the six months ended June 30, 2023, to $391.6 million in the six months ended June 30, 2024, and was due to the previously disclosed product transition that began in February 2024.

Cost of Revenue

Cost of revenue increased by $2.0 million, or 13.4%, to $16.9 million for the six months ended June 30, 2024, from $14.9 million for the six months ended June 30, 2023. In the North America segment, cost of revenue decreased by $3.7 million, or 33.6%, compared to the six months ended June 30, 2023. In the International segment, cost of revenue increased by $5.7 million, or 150.7%, compared to the six months ended June 30, 2023. Cost of revenue primarily consists of various processing fees paid to gateways, as well as commission payments to the ISOs responsible for establishing and maintaining merchant relationships. The increase in cost of revenue was primarily driven by a decrease in processing volumes in North America, as noted above, which were more than offset by an increase in processing volumes in the International segment.

Operating Expenses

Operating expenses increased by $6.2 million, or 34.0%, to $24.6 million for the six months ended June 30, 2024, from $18.3 million for the six months ended June 30, 2023. The increase was primarily driven by a $6.7 million non-cash charge related to the write-off of goodwill in North America (see Note 2) and restructuring charges of $1.6 million related to the Company’s reorganization and restructuring of its business in North America, both recorded during the second quarter ended June 30, 2024, and primarily comprised of employee severance and termination benefits and a write-off of assets related to the Coyni brand. These increases were partially offset by a decrease in professional fees of $2.1 million due to lower accounting, consulting, and legal fees incurred in 2023 in connection with the Company’s restatement of prior period consolidated financial statements.

Other Income (Expense)

Other expense decreased by $11.5 million, or 89.3%, to $1.4 million for the six months ended June 30, 2024, from $12.9 million for the six months ended June 30, 2023. The decrease was primarily due to a decrease in the convertible note interest expense of $3.1 million, a decrease in the accretion of the convertible note discount of $3.7 million, and a decrease in changes in fair value of the derivative liability of $0.3 million, which were all due to the restructuring of the Company’s convertible note in the fourth quarter of 2023. Additionally, legal settlement expense decreased $2.2 million and other income or expense decreased $1.5 million, which were both non-recurring items recorded in the six months ended June 30, 2023 with no similar items recorded in the six months ended June 30, 2024.

Liquidity and Capital Resources

The Company’s consolidated working capital at June 30, 2024 was negative $0.2 million, which included cash and cash equivalents of $6.4 million and restricted cash of $68.8 million. Historically, the Company has financed its operations with proceeds from cash from operations, the sales of equity securities, and its $100 million convertible note. Our material liquidity needs principally relate to working capital requirements and research and development expenditures.

Due to the product transition described under the Recent Developments section above, we believe that our cash and cash equivalents as of June 30, 2024 are not sufficient to fund the North America segment’s operations and capital needs for the next 12 months from the issuance of this Report. Our ability to fund working capital and other expenditures in the North America segment will depend on our ability to generate cash from operating activities from our two operating segments, which is subject to our future operating success, further repatriation of offshore profits from our European subsidiaries, and short-term borrowings in the U.S.

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

Cash Flow

The following table shows cash flows for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Cash provided by operating activities	$2,695	$23,129
Cash used in investing activities	(645)	(17)
Cash used in financing activities	(199)	(7)
Effects of exchange rates on cash, cash equivalents, and restricted cash	(9)	(13)
Net increase in cash, cash equivalents, and restricted cash	$1,842	$23,092

Operating Activities – For the six months ended June 30, 2024 and 2023, net cash provided by operating activities was $2.7 million and $23.1 million, respectively. The cash provided by operating activities was primarily due to timing of settlement of assets and liabilities.

Investing Activities – Net cash used in investing activities in the six-month period ended June 30, 2024 was $0.6 million. Net cash used in investing activities in the six-month period ended June 30, 2023 was negligible.

Financing Activities – Net cash used by financing activities in the six-month period ended June 30, 2024 was $0.2 million. Net cash used in financing activities in the six-month period ended June 30, 2023 was negligible.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analysis, investigations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

Material Weakness in Internal Control over Financial Reporting

In connection with its evaluation for the three months ended June 30, 2024, management identified a material weakness in internal control over financial reporting resulting from not having a complete process in place to fully reconcile the transactions between its operating system (a Company-developed platform) and its general ledger system, at the individual transaction level, which hampers the Company’s ability to timely and accurately identify differences that may require adjustment to its consolidated financial statements. As a result, we did not maintain effective controls over the reconciliation of transactions between the Company’s operating system and its general ledger system, at the individual transaction level. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

Except as discussed above, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time, the Company is involved in legal proceedings. The following is a summary of our current outstanding litigation. Note that references to GreenBox POS are for historical purposes. GreenBox POS changed its name to RYVYL Inc. on October 13, 2022.

●

On November 8, 2022, the Company filed a complaint against its former Chief Operating Officer Vanessa Luna, Luna Consultant Group, LLC and Does 1 through 50 in San Diego Superior Court (the “Company Filing”). The Company is alleging that Ms. Luna abused her position for additional compensation, failed to follow proper protocols and breached her fiduciary duties and duty of loyalty by secretly maintaining alternative employment. The action seeks damages, including interest and costs of suit incurred. On November 10, 2022, Ms. Luna filed her own complaint against the Company and Fredi Nisan in San Diego Superior Court (the “Luna Filing”). Ms. Luna alleges that Mr. Nisan used contract negotiations to coerce her, that the Company improperly coded transactions and misled investors, and that when her concerns were reported to management, she was wrongfully terminated, resulting in a number of claims. Ms. Luna also alleges sexual misconduct on the part of Mr. Nisan. Ms. Luna is seeking damages including compensatory damages, unpaid wages (past and future), loss of wages and benefits (past and future), and other damages to be proven at trial. The Company and Mr. Nisan deny all allegations of the Luna Filing. In April 2023, Ms. Luna sought to add Coyni, Inc. as a defendant with regard to her claims. She was granted permission to file a Second Amended Complaint, and Coyni, Inc. has challenged the allegations by way of demurrer, which was denied on August 9, 2024. In addition, the Company and Mr. Nisan have filed a motion for leave to amend their complaint against Luna, adding additional claims against her, including securities fraud, and, on August 9, 2024, the Court granted permission for the Company to file a Second Amended Complaint. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims asserted by Ms. Luna and to vigorously prosecute its own claims against Ms. Luna. The San Diego Superior Court consolidated the Company Filing and Luna Filing into a single proceeding, RYVYL Inc. v. Luna, on August 4, 2023. The parties are currently in the discovery phase.

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

●

As previously disclosed in the Company’s 2023 Annual Report and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the “March 2024 Quarterly Report”), on February 1, 2023, a putative class action lawsuit titled Cullen v. RYVYL Inc. fka GreenBox POS, Inc., et al., Case No. 3:23-cv-00185-GPC-AGS, was filed in the United States District Court for the Southern District of California against several defendants, including the Company and certain of our current and former directors and officers (the “Cullen Defendants”). The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between January 29, 2021 and January 20, 2023. The complaint alleged that the Cullen Defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act by making false and/or misleading statements regarding the Company’s financial controls, performance and prospects. On June 30, 2023, the plaintiff filed an amended complaint. All defendants filed motions to dismiss the amended complaint on August 14, 2023. On March 1, 2024, the Court issued an order granting in part and denying in part defendants’ motions to dismiss, which included dismissing all Securities Act claims and narrowing the potential class period. The plaintiff filed a second amended complaint on April 30, 2024, which alleges claims against the Cullen Defendants under Exchange Act Sections 10(b) and 20(a) only and a class period of May 13, 2021 through January 20, 2023. The Company filed its motion to dismiss the second amended complaint on July 1, 2024 and the hearing is scheduled for October 4, 2024.

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

●

As previously disclosed in the Company’s 2023 Annual Report and March 2024 Quarterly Report, on June 22, 2023, a shareholder derivative complaint was filed in the United States District Court for the Southern District of California against certain of the Company’s current and/or former officers and directors (the “Hertel Defendants”), Christy Hertel, derivatively on behalf of RYVYL Inc., f/k/a GreenBox POS v. Ben Errez et al., Case No. 3:23-CV-01165-GPC-SBC. On August 4, 2023, a second shareholder derivative complaint was filed in the United States District Court for the Southern District of California against the Hertel Defendants, Marcus Gazaway, derivatively on behalf of RYVYL Inc., f/k/a GreenBox POS v. Ben Errez et al., Case No. 3:23-CV-01425-LAB-BLM. Both derivative complaints generally allege that the Hertel Defendants failed to implement adequate internal controls that would prevent false and misleading financial information from being published by the Company and that controlling shareholders participated in overpayment misconduct resulting in violations of Sections 10(b), 14(a) and 20 of the Exchange Act and breached their fiduciary duties and, purportedly on behalf of the Company. On April 2, 2024, the Court granted the parties’ joint motion for an order consolidating the Hertel and Gazaway cases under the caption In re RYVYL Inc. Derivative Litigation, Lead Case No. 3:23-CV-01165-GPC-SBC (S.D. Cal.). On May 6, 2024, the Court issued an order staying the action until after the final resolution of any motion to dismiss the securities class action detailed above. On May 1, 2024, a third nearly identical shareholder derivative complaint was filed in Clark County, Nevada by plaintiff Christina Brown, derivatively on behalf of RYVYL, Inc., v. Ben Errez et al., Case No. A-24-892382-C. The Company currently is working with Ms. Brown’s counsel to coordinate a stay of the Nevada action on the same terms as the stay of the Hertel and Gazaway cases.

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

●

On October 1, 2023, the Company filed a demand for arbitration against Sky Financial with the American Arbitration Association in San Diego, California (the “Arbitration”). In the Arbitration, the Company seeks to recover for breach of contract and Sky Financial’s failure to perform its obligations On October 2, 2023, the Company filed a complaint against Sky Financial in San Diego Superior Court asserting the same claims asserted in the Arbitration, solely to toll any applicable statutes of limitations pending the Arbitration and, if necessary, provide jurisdiction for the court to compel arbitration. The action seeks damages, including interest and costs of suit incurred. The parties have agreed to proceed in the Arbitration and have stipulated to a stay of the San Diego Superior Court action pending the Arbitration.

●	As previously disclosed in the Company’s 2023 Annual Report and March 2024 Quarterly Report, on July 6, 2022, the Company’s subsidiary, RYVYL EU (formerly known as Transact Europe OOD), received a notary invitation from Satya Consulting PTE Limited (“Satya”) filed in Bulgaria. In the filed claim, Satya alleges nonpayment of its fee in the amount of EUR 900,000, to which statutory default interest is to be added, for failure of payment under the Company’s stock purchase agreement for Transact Europe Holdings OOD. RYVYL EU has retained Bulgarian counsel to assist in the defense of the asserted claim and denies all allegations. As RYVYL EU cannot predict the outcome of the matter, the probability of an outcome cannot be determined. RYVYL EU intends to vigorously defend against all claims. The hearing is scheduled for October 18, 2024.

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

●

On June 25, 2024, J. Drew Byelick, a former Chief Financial Officer of the Company, filed a complaint against the Company in the United States District Court for the Southern District of California, Case No. ‘24CV1096 JLS MSB. Mr. Byelick is alleging breach of contract, fraudulent inducement of employment, along with intentional misrepresentation and concealment. The Company denies all allegations of liability and intends to vigorously defend against all claims. However, given the preliminary stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

ITEM 1A. RISK FACTORS

Other than the newly identified risk factor described below, there have been no material changes with respect to risk factors previously disclosed in the Company’s 2023 Annual Report.

Our revenue projections related to our new licensing arrangements with payment services providers may not materialize due to customer acquisition and banking compliance issues that are outside of our control.

As part of the Company’s plan to diversify its business, it recently launched a new licensing product for its payment processing platform. The Company will generate revenues from these arrangements from use-based license fees that it will charge to the payment services providers. The Company’s ability to generate revenues from these licensing arrangements is contingent on the success of the licensees in utilizing and servicing their customers on their platforms, as the licensees will have exclusive control over, among other things, implementation and operations of the point of banking system, procurement of ACH processing solutions, and customer acquisitions.

The licensees will also have control in determining clients and industries utilizing the licensed technology, which requires an understanding of various banking laws and regulations that may impact the licensee’s servicing of customer accounts. For example, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with operators of certain industries, particularly those with heightened cash reporting obligations and restrictions. As a result, banks may refuse to process certain payments and/or require onerous reporting obligations by payment processors to avoid compliance risk. These and other complexities surrounding banking and payment processing laws may make it difficult for the licensees to acquire customers, thereby negatively impacting the Company’s ability to generate revenues from these arrangements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarterly period ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Form of Forbearance Agreement	8-K	10.1	05/20/2024
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RYVYL INC.
(Registrant)

Date: August 13, 2024	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ George Oliva
George Oliva
Chief Financial Officer (Principal Financial Officer)