Form 10-Q
period 2024-09-30
RYVYL Inc.
filed 2024-11-14
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2024, the Registrant had 7,395,178 shares of common stock, $0.001 par value per share, outstanding.

PART I Consolidated Financial Information		Page
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2024 and 2023 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months and Nine Months Ended September 30, 2024 and 2023 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (unaudited)	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

PART II Other Information
Item 1.	Legal Proceedings	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43
Signatures		44

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RYVYL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,263	$12,180
Restricted cash	87,220	61,138
Accounts receivable, net of allowance for credit losses of $152 and $23, respectively	851	859
Cash due from gateways, net of allowance of $125 and $2,636, respectively	66	12,834
Prepaid and other current assets	3,313	2,854
Total current assets	95,713	89,865
Non-current Assets:
Property and equipment, net	1,300	306
Goodwill	20,318	26,753
Intangible assets, net	3,676	5,059
Operating lease right-of-use assets, net	3,627	4,279
Other assets	2,677	2,403
Total non-current assets	31,598	38,800
Total assets	$127,311	$128,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,986	$1,819
Accrued liabilities	7,569	5,755
Payment processing liabilities, net	87,542	76,772
Current portion of operating lease liabilities	821	692
Other current liabilities	1,220	504
Total current liabilities	100,138	85,542
Long term debt, net of debt discount	17,706	15,912
Operating lease liabilities, less current portion	3,144	3,720
Total liabilities	120,988	105,174
Commitments and contingencies

Stockholders' Equity:
Preferred stock, Series B, par value $0.01, 5,000,000 shares authorized; shares issued and outstanding 53,950 and 55,000 at September 30, 2024 and December 31, 2023, respectively	1	1
Common stock, par value $0.001, 100,000,000 shares authorized, shares issued and outstanding of 6,957,875 and 5,996,948 at September 30, 2024 and December 31, 2023, respectively	7	6
Additional paid-in capital	177,750	175,664
Accumulated other comprehensive income	1,120	401
Accumulated deficit	(172,555)	(152,581)
Total stockholders' equity	6,323	23,491
Total liabilities and stockholders’ equity	$127,311	$128,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$12,606	$17,480	$41,280	$43,620
Cost of revenue	7,749	10,800	24,643	25,703
Gross profit	4,857	6,680	16,637	17,917

Operating expenses:
Advertising and marketing	42	45	74	153
Research and development	815	1,315	3,027	4,434
General and administrative	1,442	3,041	5,107	6,709
Payroll and payroll taxes	3,251	2,605	9,670	8,232
Professional fees	1,061	1,234	3,356	5,651
Stock compensation expense	136	147	542	309
Depreciation and amortization	590	657	1,826	1,899
Impairment of goodwill	-	-	6,675	-
Restructuring charges	-	-	1,636	-
Total operating expenses	7,337	9,044	31,913	27,387

Loss from operations	(2,480)	(2,364)	(15,276)	(9,470)

Other income (expense):
Interest expense	(309)	(65)	(462)	(3,310)
Accretion of debt discount	(273)	(4,183)	(1,978)	(9,626)
Changes in fair value of derivative liability	-	6,909	14	6,580
Derecognition expense on conversion of convertible debt	-	(1,331)	(68)	(1,518)
Legal settlement expense	(1,598)	(1,929)	(1,598)	(4,142)
Other income (expense)	72	(25)	608	(1,474)
Total other income (expense), net	(2,108)	(624)	(3,484)	(13,490)

Loss before provision for income taxes	(4,588)	(2,988)	(18,760)	(22,960)
Income tax provision	586	128	1,214	138
Net loss	$(5,174)	$(3,116)	$(19,974)	$(23,098)

Comprehensive income statement:
Net loss	(5,174)	(3,116)	(19,974)	(23,098)
Foreign currency translation gain (loss)	1,338	(317)	719	(389)
Total comprehensive loss	$(3,836)	$(3,433)	$(19,255)	$(23,487)

Net loss per share:
Basic and diluted	$(0.76)	$(0.60)	$(3.12)	$(4.48)
Weighted average number of common shares outstanding:
Basic and diluted	6,812,248	5,231,588	6,408,993	5,160,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional	Other Accumulated Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Series B Shares	Amount	Paid In Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2023	5,996,948	$6	55,000	$1	$175,664	$401	$(152,581)	$23,491

Issuance of common stock under equity incentive plans	6,333	1	-	-	119	-	-	119

Issuance of restricted common stock under equity incentive plans	14,443	-	-	-	94	-	-	94

Issuance of common stock upon exercise of stock options	6,218	-	-	-	-	-	-	-

Shares forfeited	(22,455)	(1)	-	-	(100)	-	-	(100)

Net loss and comprehensive loss	-	-	-	-	-	(445)	(2,689)	(3,134)

Balance at March 31, 2024	6,001,487	$6	55,000	$1	$175,777	$(44)	$(155,270)	$20,470

Issuance of restricted common stock under equity incentive plans	42,659	-	-	-	279	-	-	279

Issuance of common stock upon conversion of convertible debt	169,220	-	-	-	240	-	-	240

Issuance of common stock upon conversion of Series B preferred stock	567,262	1	(875)	-	(1)	-	-	-

Shares forfeited	(30,528)	-	-	-	(75)	-	-	(75)

Net loss and comprehensive loss	-	-	-	-	-	(174)	(12,111)	(12,285)

Balance at June 30, 2024	6,750,100	$7	54,125	$1	$177,620	$(218)	$(167,382)	$10,028

Issuance of restricted common stock under equity incentive plans	32,866	0	-	-	132	-	-	132

Issuance of common stock upon conversion of convertible debt	-	-	-	-	-	-	-	-

Issuance of common stock upon conversion of Series B preferred stock	194,596	0	(175)	(0)	(0)	-	-	0

Shares forfeited	(19,687)	(0)	-	-	(1)	-	-	(1)

Net loss and comprehensive loss	-	-	-	-	-	1,338	(5,174)	(3,836)

Balance at September 30, 2024	6,957,875	$7	53,950	$1	$177,750	$1,120	$(172,555)	$6,323

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

(Unaudited)

	Common Stock				Treasury Stock				Deferred Stock	Additional	Other Accumulated Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	To be Issued	Amount	To be returned	Amount	Shares	at Cost	Compensation	Paid In Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2022	4,972,736	$5	175,392	$-	(13,689)	$(7)	-	$-	$-	$96,256	$1,596	$(99,772)	$(1,922)

Common stock issued to employees for compensation	(891)	-	-	-	-	-	-	-	-	31	-	-	31

Common stock issued for interest on convertible debt	175,392	-	(175,392)	(175)	-	-	-	-	-	-	-	-	-

Carryover effects of financial statement restatements in prior periods	-	-	-	-	-	-	-	-	-	-	-	294	294

Share repurchase	(13,672)	-	-	-	13,689	7	-	-	-	(7)	-	-	-

Net loss and comprehensive loss	-	-	-	-	-	-	-	-	-	-	(58)	(7,979)	(8,037)

Balance at March 31, 2023	5,133,565	5	-	-	-	-	-	-	-	96,280	1,538	(107,457)	(9,634)

Common stock issued to employees for compensation	9,511	-	-	-	-	-	-	-	-	130	-	-	130

Common stock issued for conversion of convertible debt	56,265	-	-	-	-	-	-	-	-	416	-	-	416

Common stock issued for interest on convertible debt	738	-	-	-	-	-	-	-	-	5	-	-	5

Restricted common stock issued for compensation	13,166	-	-	-	-	-	-	-	(67)	100	-	-	33

Shares forfeited	(16,865)	-	-	-	-	-	-	-	-	(315)	-	-	(315)

Net loss and comprehensive loss	-	-	-	-	-	-	-	-	-	-	(13)	(12,005)	(12,018)

Balance at June 30, 2023	5,196,380	5	-	-	-	-	-	-	(67)	96,616	1,525	(119,462)	(21,383)

Common stock issued to employees for compensation	8,878	-	-	-	-	-	-	-	-	20	-	-	20

Restricted common stock issued for compensation	7,328	-	-	-	-	-	-	-	5	105	-	-	110

Shares forfeited	-	-	-	-	-	-	-	-	-	-	-	-	-

Net loss and comprehensive loss	-										(317)	(3,116)	(3,433)

Balance at September 30, 2023	5,212,586	$5	-	$-	-	$-	-	$-	$(62)	$96,741	$1,208	$(122,578)	$(24,686)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(19,974)	$(23,098)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,826	1,899
Noncash lease expense	205	246
Stock compensation expense	542	309
Accretion of debt discount	1,978	9,626
Derecognition expense upon conversion of convertible debt	68	1,518
Changes in fair value of derivative liability	(14)	(6,580)
Impairment of goodwill	6,675	-
Restructuring charges	1,636	-
Changes in assets and liabilities:
Accounts receivable, net	70	457
Prepaid and other current assets	(460)	6,841
Cash due from gateways, net	12,706	(896)
Other assets	(318)	(1,480)
Accounts payable	1,166	1,962
Accrued and other current liabilities	1,943	1,333
Accrued interest	300	554
Payment processing liabilities, net	10,770	34,893
Net cash provided by operating activities	$19,119	$27,584

Cash flows from investing activities:
Purchases of property and equipment	(34)	(78)
Capitalized software development costs	(1,100)	-
Purchase of intangible assets	(92)	-
Net cash used in investing activities	(1,226)	(78)

Cash flows from financing activities:
Repayments on long term debt	(13)	(11)
Treasury stock purchases	(194)	-
Net cash used in financing activities	(207)	(11)

Effects of exchange rates on cash, cash equivalents, and restricted cash	479	26

Net increase in cash, cash equivalents, and restricted cash	18,165	27,521

Cash, cash equivalents, and restricted cash – beginning of period	73,318	40,834

Cash, cash equivalents, and restricted cash – end of period	$91,483	$68,355

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$2,709
Income taxes	$759	$-

Non-cash financing and investing activities:
Convertible debt conversion to common stock	$200	$300
Convertible debt conversion to preferred stock	$-	$4,297
Interest accrual from convertible debt converted to preferred stock	$-	$2,271
Interest accrual from convertible debt converted to common stock	$-	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Business

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

2.	Summary of Significant Accounting Policies

Going Concern

In February 2024, the Company transitioned its QuickCard product in North America away from terminal-based to app-based processing. This transition was driven by a change in our banking partner that was prompted by recent changes in the compliance environment and banking regulations impacting certain niche high-risk business verticals, which were the predominant revenue driver for QuickCard. The recovery of revenues associated with this product transition has been impacted by continuous changes in the regulatory environment and our previous banking relationships, which led management to make the decision, during the second quarter of 2024, to terminate the rollout of the app-based product in certain niche high-risk business verticals. To address this change, the Company recently introduced a licensing product for its payments processing platform, which will enable it to serve the same customer base in such verticals through a business partner with more suitable banking compliance capabilities. Revenues from the new licensing product are not expected to materialize until early 2025. These developments have led to a significant decline in revenues in the Company’s North America segment since the first quarter of 2024.

The decline in revenues has adversely impacted the Company’s liquidity in the short term, within the North America segment. As a result, management has determined that the Company’s cash and cash equivalents as of September 30, 2024 are not sufficient to fund the North America segment’s operations and capital needs for the next 12 months from the issuance of this Report. As a result, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon the successful execution of management’s intended plan over the next twelve months to improve the liquidity of its North America segment, which includes, without limitation:

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
●

repatriation of offshore profits from the Company’s European subsidiaries, whose continued accelerated growth and generation of positive cash flow have already provided, and will continue to provide an immediate and viable short-term source of capital during this product transition. As of the date of the issuance of this Report, the Company has repatriated approximately $12.8 million from Europe.

Management has assessed that its intended plan described above, if successfully implemented, is appropriate and sufficient to address the liquidity shortfall in its North America segment and provide sufficient funds to cover operations for the next 12 months from the date of issuance of this Report. However, there can be no guarantee that we will be successful in implementing our plan, that our projections of our future capital needs will prove accurate, or that any additional funding will be sufficient to continue our operations in the North America segment. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The report of the Company’s independent auditor on the consolidated financial statements for the year ended December 31, 2023 contains an explanatory paragraph referring to a substantial doubt concerning the Company’s ability to continue as a going concern.

Basis of Presentation and Consolidation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All intercompany transactions and balances have been eliminated in the accompanying interim consolidated financial statements.

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

In the opinion of management, these unaudited interim consolidated financial statements include all adjustments and accruals, consisting only of normal, recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Cash and cash equivalents primarily consist of cash on hand and cash on deposit with banks.

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

Payment Processing Liabilities

The Company’s proprietary blockchain-based technology serves as the settlement engine for all transactions within the Company’s ecosystem. The blockchain ledger provides a robust and secure platform to log large volumes of immutable transactional records in real time. In summary, a blockchain is a distributed ledger that uses digitally encrypted keys to verify, secure and record details of each transaction conducted within an ecosystem. Unlike general blockchain-based systems, the Company uses proprietary, private ledger technology to verify every transaction conducted within the Company’s ecosystem. The verification of transaction data comes from trusted partners, all of whom have been extensively vetted by the Company. The Company facilitates all financial elements of its closed-loop ecosystem, and it acts as the administrator for all related accounts. Using the Company’s TrustGateway technology, the Company seeks authorization and settlement for each transaction from gateways to the issuing bank responsible for the credit/debit card used in the transaction. When a gateway settles the transaction, the Company’s TrustGateway technology composes a chain of blockchain instructions to the Company’s ledger manager system.

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

Accounts Receivable, Net

Accounts receivable consist of amounts recorded in connection with the sale of payment processing terminals and related accessories. Accounts receivable are recorded at invoiced amounts, net of an allowance for credit losses, and do not bear interest. In accordance with Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), the Company measures its allowance for credit losses using an expected credit loss model that reflects the Company’s current estimate of expected credit losses inherent in the enterprise and the accounts receivable balance. In determining the expected credit losses, the Company considers its historical loss experience, the aging of its accounts receivable balance, current economic and business conditions, and anticipated future economic events that may impact collectability. The Company reviews its allowance for credit losses periodically and, as needed, amounts are written-off when determined to be uncollectible. As of September 30, 2024 and December 31, 2023, the allowance for credit losses was immaterial.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of inventory and short term deposits made by our European subsidiaries with credit card companies.

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

The Company’s policy is to perform its annual impairment test of goodwill as of December 31 of each fiscal year or more frequently if indicators of impairment are identified. Based on the most recent impairment assessment, performed as of June 30, 2024, the Company previously recorded an impairment charge of $6.7 million or one hundred percent (100%) of the goodwill balance related to its North America operating unit. For the quarter ended September 30, 2024, no impairment indicators were identified that would warrant an updated impairment assessment and, as such, no additional adjustment to the remaining carrying value of goodwill was required.

Intangible assets consist of acquired customer relationships and business intellectual properties. In accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill, the Company’s intangible assets are amortized over their estimated useful lives, ranging from two to five years, using the straight-line method. Intangible assets amortized under ASC 350-30 must be reviewed for impairment when indicators of impairment are present, in accordance with ASC 360-10. Based on Management’s most recent impairment assessment, it was determined that the carrying value of the Company’s intangible assets are recoverable as of September 30, 2024.

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

Foreign Currency

Assets and liabilities of our foreign subsidiaries are translated into the reporting currency using the exchange rates in effect on the consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the period, which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive income in the accompanying interim consolidated statements of stockholders’ equity.

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

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As of September 30, 2024 and December 31, 2023, the Company has a full valuation allowance on its deferred tax assets.

Net Loss Per Share

The Company’s basic net loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss available to common shareholders by the weighted-average number of shares of common stock outstanding, adjusted for the dilutive effect of all potential shares of common stock. For the three and nine-month periods ended September 30, 2024 and 2023, the Company’s diluted net loss per share is the same as the basic net loss per share, since there are no common stock equivalents outstanding that would have a dilutive effect.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five (5) percent of total income taxes paid (net of refunds received). The amended guidance is effective for fiscal years beginning after December 15, 2024. The guidance can be applied either prospectively or retrospectively. The Company is currently in the process of evaluating the impact this amended guidance may have on the footnotes to our consolidated financial statements.

3.	Acquisitions

Logicquest Technology, Inc.

In April 2023, the Company executed a purchase agreement for 99.4 million shares of restricted common stock of Logicquest Technology, Inc., a Nevada corporation (“Logicquest”) representing ownership of 99.1% of Logicquest, 48 shares of Series C Convertible Non-Redeemable Preferred Stock of Logicquest, and 10 shares of Series D Convertible Non-Redeemable Preferred Stock of Logicquest, in exchange for an aggregate purchase price of $225,000. Logicquest was a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) quoted on the Over-the-Counter Pink Open Market under the symbol “LOGQ” and is required to file reports and other information with the SEC pursuant to the Exchange Act. In June 2023, the Company merged the assets of Coyni, Inc., a wholly-owned subsidiary of the Company, and Logicquest, with Logicquest as the surviving entity. Subsequently, Logicquest changed its name to Coyni, Inc. (“Coyni PubCo”). In the fourth quarter of 2023, the Company amended the share purchase agreement to reflect 98 million shares of restricted common stock of Logicquest, 48 shares of Series C Convertible Non-Redeemable Preferred Stock of Logicquest, and 10 shares of Series D Convertible Non-Redeemable Preferred Stock of Logicquest, in exchange for an aggregate purchase price of $225,000. In accordance with ASC 805, this transaction was accounted for as an asset acquisition and the acquired assets are included in the consolidated financial statements of the Company as of September 30, 2024.

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

4.	Property and Equipment, Net

The following table details property and equipment, less accumulated depreciation (dollars in thousands):

	September 30, 2024	December 31, 2023
Computers and equipment	$258	$276
Furniture and fixtures	152	152
Improvements	186	171
Internal-use software development	1,101	-
Total property and equipment	1,697	599
Less: accumulated depreciation	(397)	(293)
Net property and equipment	$1,300	$306

Depreciation expense was $0.13 million and $0.04 million for the three-month periods ended September 30, 2024, and 2023, respectively, and $0.36 million and $0.11 million for the nine-month periods ended September 30, 2024 and 2023, respectively.

5.	Goodwill

The following table summarizes goodwill activity by reportable segment (dollars in thousands):

	North America	International	Consolidated
Goodwill - December 31, 2023	$6,675	$20,078	$26,753
Goodwill Acquired	-	-	-
Goodwill Impairment	(6,675)	-	(6,675)
Adjustments (1)	-	240	240

Goodwill – September 30, 2024	$-	$20,318	$20,318

(1) The adjustments to goodwill pertain to foreign currency translation adjustments, totaling positive $0.85 million and positive $0.24 million during the three and nine-month periods ended September 30, 2024.

6.	Intangible Assets, Net

The following table details acquired intangible assets (dollars in thousands):

		September 30, 2024			December 31, 2023
Intangible Assets	Amortization Period	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	2-5 years	$7,812	$(5,190)	2,622	$7,812	$(4,100)	$3,712
Business technology/IP	5 years	2,767	(1,713)	1,054	2,675	(1,328)	1,347

Total intangible assets		$10,579	$(6,903)	3,676	$10,487	$(5,428)	$5,059

Amortization expense was $0.5 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and $1.5 million and $1.8 million for the nine-month periods ended September 30, 2024 and 2023, respectively.

The estimated amortization expense related to intangible assets as of September 30, 2024 is as follows (dollars in thousands):

Year	Amount
2024 (remainder)	$465
2025	1,862
2026	1,082
2027	167
2028	91
Thereafter	9
Total	$3,676

7.	Accrued Liabilities

The following table details the balance in accrued liabilities (dollars in thousands):

	September 30, 2024	December 31, 2023
Accrued gateway fees	$22	$2,356
Payroll related accruals	1,540	1,235
Accrued legal and professional fees	2,850	1,342
Accrued taxes	295	528
Accrued legal settlement	1,598	-
Other	1,264	294
Total accrued liabilities	$7,569	$5,755

8.	Long-Term Debt, Net

The following table summarizes the Company’s debt (dollars in thousands):

	September 30, 2024	December 31, 2023
$100,000,000 8% senior convertible note, due April 5, 2026	$19,000	$19,200
Less: Unamortized debt discount	(1,899)	(3,906)
Net carrying value	17,101	15,294

$149,900 Economic Injury Disaster Loan (EIDL), interest rate of 3.75%, due June 1, 2050	142	146
$500,000 EIDL, interest rate of 3.75%, due May 8, 2050	478	487
Total debt	17,721	15,927

Less: current portion	(15)	(15)
Long-term debt, net	$17,706	$15,912

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

On July 31, 2023, pursuant to the terms of the First Exchange Agreement, the Company closed the initial exchange (the “Initial Series A Exchange”) and issued 6,000 shares of Series A Preferred Stock in exchange for $4.3 million of the outstanding principal balance of the Note and $1.7 million of accrued interest. Additionally, upon satisfaction of all applicable closing conditions, including, without limitation, the Company having obtained any stockholder approval required for the consummation of the transactions and the issuance of the common stock issuable upon the conversion of all of the shares of Series A Preferred Stock (unless waived by the applicable other party), in the final exchange (the “Final Series A Exchange”), the parties agreed to exchange the remaining $16.7 million of outstanding principal balance subject to the Series A Exchanges for 9,000 shares of Series A Preferred Stock on a date mutually agreed to by the Company and the Investor. The Company determined that the parties’ obligation to exchange the remaining $16.7 million of outstanding principal balances subject to the Series A Exchanges for 9,000 shares of Series A Preferred Stock in the Final Series A Exchange represents an embedded conversion feature that does not require bifurcation and separate valuation because it would not meet the definition of a derivative, if freestanding, under ASC 815, Derivatives and Hedging (“ASC 815”), as net settlement could not be achieved.

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

The Company analyzed the changes made to the Note under the Second Exchange Agreement under ASC 470-50 to determine if extinguishment accounting was applicable. Under ASC 470-50-40-10, a modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date is always considered substantial and requires extinguishment accounting. Since the Second Exchange Agreement eliminated a substantive conversion option (the parties’ obligation to exchange the remaining $16.7 million of outstanding principal balances subject to the Series A Exchanges for 9,000 shares of Series A Preferred Stock in the Final Series A Exchange), the Company determined that extinguishment accounting was applicable. In accordance with the extinguishment accounting guidance, the Company recorded a loss on extinguishment of $22.5 million which represents the difference between (a) the fair value of the modified Note, the fair value of the 55,000 shares of Series B Preferred Stock issued in the Series B Exchange, and the $3.0 million cash payment made to the Investor, and (b) the carrying amount of the Note, the fair value of the bifurcated embedded derivative immediately prior to giving effect to the Second Exchange Agreement, and the fair value of the existing shares of Series A Preferred Stock issued to the Investor in the Initial Series A Exchange forfeited to the Company by the Investor.

On November 29, 2023, the Company closed the Series B Exchange, pursuant to which the Company issued to the Investor 55,000 shares of Series B Convertible Preferred Stock and paid the Investor a cash payment in the amount of $3.0 million, in exchange for 6,000 shares of Series A Convertible Preferred Stock previously issued to the Investor, the right to exchange the shares of Unissued Series A Preferred Stock for an additional $16.7 million of principal of the Note, and the reduction of principal of the Note in the aggregate amount of $60.3 million.

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

During the year ended December 31, 2022, the Investor converted $8.55 million of the outstanding principal balance into 598,695 shares of the Company’s common stock at a weighted average conversion price of $1.43. In addition, the Company paid the Investor $6.9 million in January 2022 in exchange for cancellation of $6.0 million of the outstanding principal balance. During the year ended December 31, 2023, the Investor converted $1.65 million of the outstanding principal balance into 606,187 shares of the Company’s common stock at a weighted average conversion price of $1.18. There were no conversions of outstanding principal into shares of the Company’s common stock during the three months ended September 30, 2024.

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

The following is a rollforward of the senior convertible note balance (dollars in thousands):

Balance, December 31, 2020	$-
Convertible debentures issued	100,000
Derivative liability	(21,580)
Original issue discount of 16%	(16,000)
Placement fees and issuance costs	(7,200)
Accretion and write-off of debt discount	3,435
Balance, net of unamortized debt discount of $41,345 - December 31, 2021	58,655
Repayments and conversion	(14,550)
Accretion and write-off of debt discount	16,996
Balance, net of unamortized debt discount of $24,349 - December 31, 2022	61,101
Repayments and conversion	(66,250)
Accretion and write-off of debt discount	20,443
Balance, net of unamortized debt discount of $3,906 - December 31, 2023	15,294
Conversion	(200)
Accretion and write-off of debt discount	2,007
Balance, net of unamortized debt discount of $1,899 – September 30, 2024	$17,101

The Company recorded debt discount accretion expense of $0.3 million and $4.2 million for the three months ended September 30, 2024 and 2023, respectively and $2.0 million and $9.6 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company incurred other interest expense of $0.3 million and $0.04 million for the three months ended September 30, 2024 and 2023, respectively and $0.32 million and $3.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Derivative Liability

The senior convertible note contains embedded derivatives representing certain conversion features, redemption rights, and contingent payments upon the occurrence of certain events of default. The Company determined that these embedded derivatives required bifurcation and separate valuation.

The Company utilizes a binomial lattice model to value its bifurcated derivatives included in the note. ASC 815 does not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be combined and fair-valued as a single compound embedded derivative. The Company selected a binomial lattice model to value the compound embedded derivative because it believes this technique is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the note. Such assumptions include, among other inputs, stock price volatility, risk-free rates, credit risk assumptions, early redemption and conversion assumptions, and the potential for future adjustment of the conversion price due to triggering events. Additionally, there are other embedded features of the note requiring bifurcation, other than the conversion features, which had no value at September 30, 2024 and December 31, 2023, due to management’s estimates of the likelihood of certain events, but that may have value in the future should those estimates change.

The following is a rollforward of the derivative liability balance (dollars in thousands):

Balance, December 31, 2021	$18,735
Change in fair value 2022	(18,480)
Balance, December 31, 2022	255
Increase in derivative liability upon extinguishment of debt	6,312
Change in fair value 2023	(6,548)
Balance, December 31, 2023	19
Change in fair value 2024	(14)
Balance, September 30, 2024	$5

Small Business Association CARES Act Loans

On June 9, 2020, the Company entered into a 30-year loan agreement with the Small Business Association (“SBA”) under the CARES Act in the amount of $149,900. The loan bears interest at 3.75% per annum and requires monthly principal and interest payments of $731 beginning June 9, 2021. Both the Chief Executive Officer and Chairman of the Company signed personal guarantees under this loan. As of September 30, 2024, the loan is not in default.

On May 8, 2020, Charge Savvy, a wholly-owned subsidiary of the Company, entered into a 27-year loan agreement with the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in the amount of $150,000. The loan bears interest at 3.75% per annum and required principal and interest payments of $731 beginning on May 8, 2021, which were subsequently deferred to November 8, 2022. On August 4, 2021, Charge Savvy was granted a loan increase in the amount of $350,000 on identical terms as the initial loan, for an aggregate loan amount of $500,000. Monthly principal and interest payments on the aggregate loan are $2,477 and began on November 8, 2022. Pursuant to the terms of Security Agreements executed in connection with this loan, the SBA was granted a security interest in all tangible and intangible personal property of Charge Savvy. As of September 30, 2024, the loan is not in default.

9.	Convertible Preferred Stock

On July 31, 2023, the Company issued 6,000 shares of Series A Preferred Stock in exchange for $4.3 million of the outstanding principal balance of the 8% senior convertible note, currently due April 5, 2026 and $1.7 million of accrued interest pursuant to the First Exchange Agreement entered into with the investor in the senior convertible note on July 25, 2023. On November 29, 2023, the existing shares of Series A Preferred Stock issued to the investor were forfeited to the Company by the investor and the Company issued 55,000 shares of Series B Preferred Stock, along with a cash payment of $3.0 million, in exchange for $60.3 million of the outstanding principal balance of the senior convertible note pursuant to the Second Exchange Agreement entered into with the investor on November 27, 2023. See Note 9, Long-Term Debt, for further information. The Series A Preferred Stock had a stated value of $1,000 per share and a fair value of approximately $1,111 per share at issuance, as determined by a valuation performed by third-party experts. The Series B Preferred Stock has a stated value of $1,000 per share and a fair value of approximately $1,339 per share at issuance, as determined by a valuation performed by third-party experts.

Preferred Stock consisted of the following (dollars in thousands):

	September 30, 2024
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A	15,000	-	$-	$-	$-
Series B	55,000	53,950	72,226	62,043	17,347,267
Total Preferred Stock	70,000	53,950	$72,226	$62,043	$17,347,267

	December 31, 2023
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A	15,000	-	$-	$-	$-
Series B	55,000	55,000	73,631	63,250	17,684,888
Total Preferred Stock	70,000	55,000	$73,631	$63,250	$17,684,888

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

Conversion – Each share of Series B Preferred Stock is convertible, at the option of the holder, at any time after the date of issuance of such share, into shares of common stock either (i) at the fixed conversion price then in effect, which initially is $3.11 (subject to standard antidilution adjustments and adjustments as a result of subsequent issuances of securities where the effective price of the common stock is less than the then current fixed conversion price) or (ii) at the Series B Alternate Conversion Price, as defined below. The Series B Certificate of Designations also provides that in the event of certain “Triggering Events,” any holder may, at any time, convert any or all of such holder’s Series B Preferred Stock at a conversion rate equal to the product of (i) the Series B Alternate Conversion Price and (ii) 115% of the stated value of the Series B Preferred Stock subject to such conversion. “Triggering Events” include, among others, (i) a failure to timely deliver shares of common stock, upon a conversion, (ii) a suspension of trading on the principal trading market or the failure to be traded or listed on the principal market for five days or more, (iii) the failure to pay any dividend to the holders of Series B Preferred Stock when required, (iv) the failure to remove restrictive legends when required, (v) the Company’s default in payment of indebtedness in an aggregate amount of $2 million or more, (vi) proceedings for a bankruptcy, insolvency, reorganization or liquidation, which are not dismissed with 30 days, (vii) commencement of a voluntary bankruptcy proceeding, and (viii) final judgments against the Company for the payment of money in excess of $2.0 million. The “Series B Alternate Conversion Price” means the lower of (i) the applicable conversion price then in effect and (ii) the greater of (x) $0.62 and (y) 97.5% of the lowest volume weighted average price of the common stock during the five consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice.

10.	Income Taxes

The Company recorded income tax expense of approximately $0.6 million and $0.13 million for the three months ended September 30, 2024 and 2023, respectively and approximately $1.2 million and $0.14 million for the nine months ended September 30, 2024 and 2023, respectively. We estimate our annual effective income tax rate to be -4.04% for calendar year 2024, which is different from the U.S. federal statutory rate, primarily due to the Company’s full valuation allowance position.

As of September 30, 2024, we have no material unrecognized tax benefits and we expect no material unrecognized tax benefits for the next 12 months.

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

Stock Option Activity

A summary of stock option activity for the nine months ended September 30, 2024 is as follows (dollars in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	766,142	$3.76
Granted	-	N/A
Exercised	(11,999)	1.98
Cancelled/forfeited/expired	(148,580)	3.51
Outstanding at September 30, 2024	605,563	$4.21

Exercisable at September 30, 2024	232,233	$7.69

The aggregate intrinsic value for stock options exercised was $0.03 million during the nine months ended September 30, 2024. There were no stock options granted or exercised during the nine months ended September 30, 2023.

Restricted Stock Activity

A summary of RSA activity for the nine months ended September 30, 2024 is as follows (dollars in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2024	189,893	$2.28
Granted	86,932	2.80
Vested	(123,626)	3.23
Forfeited	-
Unvested at September 30, 2024	153,199	$1.87

The total fair value of restricted shares that vested was $0.4 million and $0.8 million during the nine months ended September 30, 2024 and 2023, respectively.

12.	Operating Leases

The Company leases office space under operating leases at four locations in the United States (California, Illinois, Massachusetts, and Florida) and one location in the European Union (Sofia, Bulgaria). The Company had no finance lease obligations as of September 30, 2024.

The Company’s operating lease expense totaled $0.3 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively. The Company’s operating lease expense totaled $1.0 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the weighted-average remaining lease term was 3.9 years and the weighted average discount rate was 11.1%.

Future minimum lease payments under our operating leases and reconciliation to the operating lease liability as of September 30, 2024, are as follows (in thousands):

Year Ending December 31,	Total
2024 (remainder)	$469
2025	1,179
2026	1,342
2027	1,046
2028	1,041
Total lease payments	5,077
Less: imputed interest	(1,112)
Present value of total lease payments	3,965
Less: current portion	(821)
Long-term lease liabilities	$3,144

13.	Related Party Transactions

Family Relationships

The Company employs two of our CEO’s brothers, Dan and Liron Nusonivich, who are paid approximately $200,000 and $110,000 per year, respectively. There are no family relationships between any of other directors or executive officers and any other employees or directors or executive officers.

The Company did not pay any commissions to the related parties mentioned above for the three and nine months ended September 30, 2024 and 2023.

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

●

On November 8, 2022, the Company filed a complaint against its former Chief Operating Officer Vanessa Luna, Luna Consultant Group, LLC and Does 1 through 50 in San Diego Superior Court (the “Company Filing”). The Company is alleging that Ms. Luna abused her position for additional compensation, failed to follow proper protocols and breached her fiduciary duties and duty of loyalty by secretly maintaining alternative employment. The action seeks damages, including interest and costs of suit incurred. On November 10, 2022, Ms. Luna filed her own complaint against the Company and Fredi Nisan in San Diego Superior Court (the “Luna Filing”). Ms. Luna alleges that Mr. Nisan used contract negotiations to coerce her, that the Company improperly coded transactions and misled investors, and that when her concerns were reported to management, she was wrongfully terminated, resulting in a number of claims. Ms. Luna also alleges sexual misconduct on the part of Mr. Nisan. Ms. Luna is seeking damages including compensatory damages, unpaid wages (past and future), loss of wages and benefits (past and future), and other damages to be proven at trial. The Company and Mr. Nisan deny all allegations of the Luna Filing. In April 2023, Ms. Luna sought to add Coyni, Inc. as a defendant with regard to her claims. She was granted permission to file a Second Amended Complaint, and Coyni, Inc. has challenged the allegations by way of demurrer, which was denied on August 9, 2024. In addition, the Company and Mr. Nisan have filed a motion for leave to amend their complaint against Luna, adding additional claims against her, including securities fraud, and, on August 9, 2024, the Court granted permission for the Company to file a Second Amended Complaint. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims asserted by Ms. Luna and to vigorously prosecute its own claims against Ms. Luna. The San Diego Superior Court consolidated the Company Filing and Luna Filing into a single proceeding, RYVYL Inc. v. Luna, on August 4, 2023. On October 17, 2024, the parties entered into a confidential settlement agreement, and on October 24, 2024, a stipulated motion to stay all pleadings was filed with the Court.

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

●

On February 1, 2023, a putative class action lawsuit titled Cullen v. RYVYL Inc. fka GreenBox POS, Inc., et al., Case No. 3:23-cv-00185-GPC-AGS, was filed in the United States District Court for the Southern District of California against several defendants, including the Company and certain of our current and former directors and officers (the “Cullen Defendants”). The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between January 29, 2021 and January 20, 2023. The complaint alleged that the Cullen Defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and Sections 10(b) and 20(a) of the Exchange Act by making false and/or misleading statements regarding the Company’s financial controls, performance and prospects. On June 30, 2023, the plaintiff filed an amended complaint. All defendants filed motions to dismiss the amended complaint on August 14, 2023. On March 1, 2024, the Court issued an order granting in part and denying in part defendants’ motions to dismiss, which included dismissing all Securities Act claims and narrowing the potential class period. The plaintiff filed a second amended complaint on April 30, 2024, which alleges claims against the Cullen Defendants under Exchange Act Sections 10(b) and 20(a) only and a class period of May 13, 2021 through January 20, 2023. The Company filed its motion to dismiss the second amended complaint on July 1, 2024. On October 21, 2024, the Court issued an order granting in part and denying in part defendants’ motions to dismiss. The scope of the remaining claims is consistent with the Court’s last motion to dismiss decision dated March 1, 2024. On November 12, 2024, Plaintiff filed a Third Amended Complaint, which asserts the same legal causes of action and proposed class period as the previous complaint. The Company is evaluating the amended complaint and may be filing a further motion to dismiss.

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

●

On October 1, 2023, the Company filed a demand for arbitration against Sky Financial & Intelligence LLC, a Wyoming limited liability company (“Sky Financial”) with the American Arbitration Association in San Diego, California (the “Arbitration”). In the Arbitration, the Company seeks to recover for breach of contract and Sky Financial’s failure to perform its obligations. On October 2, 2023, the Company filed a complaint against Sky Financial in San Diego Superior Court asserting the same claims asserted in the Arbitration, solely to toll any applicable statutes of limitations pending the Arbitration and, if necessary, provide jurisdiction for the court to compel arbitration. The action seeks damages, including interest and costs of suit incurred. The parties agreed to proceed in the Arbitration and to implement the steps needed to extend the current stay of the San Diego Superior Court action pending the Arbitration. Subsequently, the parties agreed to stay the Arbitration and attend mediation. A mediation was scheduled but then vacated by stipulation of the parties. The parties have agreed to continue the stay of the Arbitration pending a mediation, which is to be re-scheduled.

●

On July 6, 2022, the Company’s subsidiary, RYVYL EU (formerly known as Transact Europe OOD), received a notary invitation from Satya Consulting PTE Limited (“Satya”) filed in Bulgaria. In the filed claim, Satya alleges nonpayment of its fee in the amount of EUR 900,000, to which statutory default interest is to be added, for failure of payment under the Company’s stock purchase agreement for Transact Europe Holdings OOD. RYVYL EU has retained Bulgarian counsel to assist in the defense of the asserted claim and denies all allegations. As RYVYL EU cannot predict the outcome of the matter, the probability of an outcome cannot be determined. RYVYL EU intends to vigorously defend against all claims. On October 18, 2024, RYVYL EU entered into a confidential settlement agreement with no material impact to the Company. A hearing is scheduled for November 15, 2024, where it is expected that the Court will approve the settlement and terminate the case.

●

On January 2, 2024, the Company filed a Statement of Claim against Chessa Sabourin in the Ontario Superior Court of Justice. Case No. CV-24-00712190-0000. The Company seeks to recover funds unlawfully held by Ms. Sabourin, or in the alternative, damages in the equivalent amount. Additionally, punitive and exemplary damages. In September 2023, the Company mistakenly sent funds to Ms. Sabourin and attempted to reverse or recall the transfers but was unable to do so. To date, Ms. Sabourin has failed and/or refused to return the funds mistakenly sent to her. On October 21, 2024, the Court issued a default judgment against Sabourin.

●

On June 25, 2024, J. Drew Byelick, a former Chief Financial Officer of the Company, filed a complaint against the Company in the United States District Court for the Southern District of California, Case No. ‘24CV1096 JLS MSB. Mr. Byelick is alleging breach of contract, fraudulent inducement of employment, along with intentional misrepresentation and concealment. The Company filed a motion to dismiss the complaint on October 4, 2024 and Mr. Byelick filed an opposition to the Company’s motion on November 8, 2024. The Company denies all allegations of liability and intends to vigorously defend against all claims. However, given the preliminary stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

15.	Segment Reporting

The Company has organized its operations into two reportable segments: North America and International. These segments represent the components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM to assess segment performance, set strategic goals, and allocate the Company's resources.

The following tables present discrete financial information for our two reportable segments (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue
North America	$2,832	$12,488	$15,478	$32,330
International	9,774	4,992	25,802	11,290
	$12,606	$17,480	$41,280	$43,620

Loss from operations
North America	$(3,664)	$(3,243)	$(20,456)	$(10,729)
International	1,184	879	5,180	1,259
	$(2,480)	$(2,364)	$(15,276)	$(9,470)

Net loss
North America	$(6,281)	$(3,760)	$(25,053)	$(24,057)
International	1,108	644	5,079	959
	$(5,174)	$(3,116)	$(19,974)	$(23,098)

Depreciation and amortization
North America	$505	$495	$1,504	$1,415
International	85	162	322	484
	$590	$657	$1,826	$1,899

Assets by reportable segment were not included, as that information is not reviewed by the CODM to make operating decisions or allocate resources. Assets are reviewed on a consolidated basis.

16.	Subsequent Events

On November 11, 2024, the Company and the Investor entered into a non-binding Memorandum of Understanding (the “MOU”) setting forth the terms agreed to by the Company and the Investor for the full repayment and termination of the Note and the redemption of all shares of the Company’s Preferred Stock held by the Investor. As of October 31, 2024, the outstanding Note principal was $19.0 million and the liquidation value of the Preferred Stock was $53.5 million.

Under the terms of the MOU, the Company has agreed to pay total consideration of $16.5 million in full repayment of the Note and the redemption of all of the shares of Preferred Stock, as follows:

●

$12.8 million will be paid in a first tranche payment on or before November 22, 2024, for the redemption of all of the shares of Preferred Stock held by the Investor, and payment of a portion of the outstanding balance of the Note so that the remaining outstanding principal balance will be $3.7 million.

●

$3.7 million will be paid in full satisfaction of the remaining principal balance of the Note, which will remain outstanding under the existing Note with the maturity date of the Note being accelerated to January 31, 2025.

The Company is required to execute definitive agreements with the Investor (the “Definitive Agreements”) and pay the first tranche payment of $12.8 million on or before November 22, 2024, or the MOU will be terminated and the transactions contemplated under the MOU will not be completed. Prior to payment of the first tranche payment, the Investor shall retain the ability, subject to certain market limitations, to convert the Note and the Preferred Stock into common stock.

The Company expects to pay the first tranche payment of $12.8 million from proceeds raised in equity, debt and/or convertible debt financings from one or more new investors. In the event that RYVYL is unable to raise funds sufficient to pay the first tranche payment of $12.8 million by November 22, 2024, the transactions contemplated under the MOU will not be completed.

The Company will use its reasonable best efforts to raise the financing required, but there is no assurance that it will be able to do so by November 22, 2024. Even if the Company does raise sufficient funds, since the MOU is not binding, there is no assurance that the Company will be able to enter into the Definitive Agreements with the Investor.

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

●	Our ability to protect our proprietary technology.

●	Possible dilution of our common stock if the 8% Senior convertible note due in 2026 in the principal amount of $19.0 million, as of September 30, 2024, is repaid in stock;

●	Our dependence on our proprietary technology, which we may not be able to protect; and

●

Our dependence on our European subsidiaries as an immediate and viable short-term source of capital while we are transitioning our QuickCard product from a terminal-based to an app-based product for our North America business.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in our press releases) for other factors that may cause actual results to differ materially from those projected by us. For additional information regarding risk factors that could affect our results, see “Risk Factors” beginning on page 14 of our 2023 Annual Report and “Risk Factors” on page 41 of this Report.

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

As previously disclosed, management’s plan to recover the loss of revenues resulting from this product transition included the acceleration of business development efforts to launch the new app-based product in existing and new business verticals. However, due to continuous changes in the regulatory environment and our previous banking relationships, during the second quarter of 2024, management determined that the app-based product may not be a viable long-term solution for certain niche high-risk business verticals and made the decision to terminate the rollout of the app-based product in those business verticals. To address this change, the Company recently introduced a licensing product for its payments processing platform, which will enable it to serve the same customer base in such verticals through a business partner with more suitable banking compliance capabilities. Revenues from the new licensing product are not expected to materialize until early 2025. Due of this strategy shift as well as a reorganization of the Company’s business to better align with management’s revised strategy, which was executed during the second quarter, the recovery of the loss of revenues resulting from this product transition is now not expected to occur until early 2025.

The decline in revenues resulting from this product transition has adversely impacted the Company’s liquidity in its North America segment in the short term. As a result, management has determined that its cash and cash equivalents in the North America segment as of September 30, 2024, will not be sufficient to fund the segment’s operations and capital needs for the next 12 months from the issuance of this Report. Management’s intended plan over the next twelve months to address the liquidity shortfall in the North America segment includes, but is not limited to, the following:

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
●

repatriation of offshore profits from the Company’s European subsidiaries, whose continued accelerated growth and generation of positive cash flow have already provided, and will continue to provide, an immediate and viable short-term source of capital during this product transition (to date, the Company has repatriated approximately $12.8 million from Europe).

Management has assessed that its intended plan described above, if successfully implemented, is appropriate and sufficient to address the liquidity shortfall in its North America segment and provide funds to cover operations for the next 12 months from the date of the issuance of this Report. However, there can be no guarantee that we will be successful in implementing our plan, that our projections of our future capital needs will prove accurate, or that any additional funding will be sufficient to continue our operations in the North America segment.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 (Unaudited) Compared to Three Months September 30, 2023 (Unaudited):

(Dollars in thousands)

	Three Months Ended September 30,
	2024		2023		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue	$12,606	100.0%	$17,480	100.0%	$(4,874)	(27.9)%
Cost of revenue	7,749	61.5%	10,800	61.8%	(3,050)	(28.2)%
Gross profit	4,857	38.5%	6,680	38.2%	(1,824)	(27.3)%

Operating expenses:
Advertising and marketing	42	0.3%	45	0.3%	(3)	(8.2)%
Research and development	815	6.5%	1,315	7.5%	(500)	(38.0)%
General and administrative	1,442	11.4%	3,041	17.4%	(1,598)	(52.6)%
Payroll and payroll taxes	3,251	25.8%	2,605	14.9%	645	24.8%
Professional fees	1,061	8.4%	1,234	7.1%	(173)	(14.0)%
Stock compensation expense	136	1.1%	147	0.8%	(12)	(7.8)%
Depreciation and amortization	590	4.7%	657	3.8%	(67)	(10.1)%
Total operating expenses	7,337	58.2%	9,044	51.7%	(1,708)	(18.9)%

Loss from operations	(2,480)	(19.7)%	(2,364)	(13.5)%	(116)	4.9%

Other income (expense):
Interest expense	(309)	(2.5)%	(65)	(0.4)%	(244)	380.9%
Accretion of debt discount	(273)	(2.2)%	(4,183)	(23.9)%	3,910	(93.5)%
Changes in fair value of derivative liability	-	0.0%	6,909	39.5%	(6,909)	(100.0)%
Derecognition expense on conversion of convertible debt	-	0.0%	(1,331)	(7.6)%	1,331	(100.0)%
Legal settlement expense	(1,598)	(12.7)%	(1,929)	(11.0)%	331	(17.2)%
Other income (expense)	72	0.6%	(25)	(0.1)%	97	(387.1)%
Total other expense, net	(2,108)	(16.7)%	(624)	(3.6)%	(1,484)	238.0%

Loss before provision for income taxes	(4,588)	(36.4)%	(2,988)	(17.1)%	(1,600)	53.6%

Income tax provision	586	4.6%	128	0.7%	458	356.8%

Net loss	$(5,174)	(41.0)%	$(3,116)	(17.8)%	$(1,860)	59.7%

Revenue

	Three Months Ended September 30,
	2024	2023	$ Change	% Change

North America	$2,832	$12,488	$(9,656)	(77.3)%
International	9,774	4,992	4,782	95.8%
Total revenue	$12,606	$17,480	$(4,874)	(27.9)%

Revenue decreased by $4.9 million, or 27.9%, to $12.6 million for the three months ended September 30, 2024, from $17.5 million for the three months ended September 30, 2023. In the North America segment, revenue decreased $9.7 million, or 77.3%, compared to the three months ended September 30, 2023. In the International segment, revenue increased $4.8 million, or 95.8%, compared to the three months ended September 30, 2023. The decrease in revenue was primarily driven by a decrease in processing volume in the North America segment, which decreased from $341.0 million in the quarter ended September 30, 2023, to $170.6 million in the quarter ended September 30, 2024, and is attributable to the previously disclosed impact associated with the Company’s QuickCard product transition that began in February 2024. The decrease in revenue in North America was partially offset by an increase in revenue in the International segment that was primarily attributable to continued growth in processing volume, which increased from $517.0 million in the quarter ended September 30, 2023, to $952.3 million in the quarter ended September 30, 2024. The increase in processing volume in the International segment was driven by continued strong growth across multiple verticals, primarily, our Independent Sales Organizations (“ISO”) and partnership network, our global payments processing businesses, and banking-as-a-service offering.

Cost of Revenue

Cost of revenue decreased by $3.1 million, or 28.2%, to $7.7 million for the three months ended September 30, 2024, from $10.8 million for the three months ended September 30, 2023. In the North America segment, cost of revenue decreased $6.0 million, or 77.1%, compared to the three months ended September 30, 2023. In the International segment, cost of revenue increased $2.9 million, or 94.6%, compared to the three months ended September 30, 2023. Cost of revenue primarily consists of various processing fees paid to gateways, as well as commission payments to the ISOs responsible for establishing and maintaining merchant relationships. The decrease in cost of revenue was primarily driven by the decrease in processing volumes in North America, as noted above, partially offset by an increase in processing volumes in the International segment.

Operating Expenses

Operating expenses decreased by $1.7 million, or 18.9%, to $7.3 million for the three months ended September 30, 2024, from $9.1 million for the three months ended September 30, 2023. The decrease was primarily driven by a decrease in research and development expenses of $0.5 million, as the Company began capitalizing a portion of these costs during the second quarter of 2024, and decreases in general and administrative expenses of $1.6 million and in professional fees of $0.2 million, both due to lower accounting, consulting, and legal fees incurred in 2023 in connection with the Company’s restatement of prior period consolidated financial statements.

Other Income (Expense)

Other expense increased by $1.5 million, or 238.0%, to $2.1 million for the three months ended September 30, 2024, from $0.6 million for the three months ended September 30, 2023. The increase was primarily driven by a net increase of $1.7 million related to debt discount accretion (+$3.9 million), changes in fair value of derivative liability (-$6.9 million), and derecognition expense on conversion of convertible debt (+$1.3 million), all primarily recognized in connection with the Company’s restructuring of its convertible note during the second quarter of 2024. Additionally, interest expense increased $0.2 million and legal settlement expense decreased $0.3 million.

Nine Months Ended September 30, 2024 (Unaudited) Compared to Nine Months September 30, 2023 (Unaudited):

(Dollars in thousands)

	Nine Months Ended September 30,
	2024		2023		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue	$41,280	100.0%	$43,620	100.0%	$(2,340)	(5.4)%
Cost of revenue	24,643	59.7%	25,703	58.9%	(1,059)	(4.1)%
Gross profit	16,637	40.3%	17,917	41.1%	(1,281)	(7.1)%

Operating expenses:
Advertising and marketing	74	0.2%	153	0.4%	(79)	(51.1)%
Research and development	3,027	7.3%	4,434	10.2%	(1,408)	(31.7)%
General and administrative	5,107	12.4%	6,709	15.4%	(1,603)	(23.9)%
Payroll and payroll taxes	9,670	23.4%	8,232	18.9%	1,438	17.5%
Professional fees	3,356	8.1%	5,651	13.0%	(2,295)	(40.6)%
Stock compensation expense	542	1.3%	309	0.7%	233	75.5%
Depreciation and amortization	1,826	4.4%	1,899	4.4%	(73)	(3.9)%
Impairment of goodwill	6,675	16.2%	-	0.0%	6,675	N/A
Restructuring charges	1,636	4.0%	-	0.0%	1,636	N/A
Total operating expenses	31,913	77.3%	27,387	62.8%	4,525	16.5%

Loss from operations	(15,276)	(37.0)%	(9,470)	(21.7)%	(5,806)	61.3%

Other income (expense):
Interest expense	(462)	(1.1)%	(3,310)	(7.6)%	2,848	(86.0)%
Accretion of debt discount	(1,978)	(4.8)%	(9,626)	(22.1)%	7,648	(79.4)%
Changes in fair value of derivative liability	14	0.0%	6,580	15.1%	(6,566)	(99.8)%
Derecognition expense on conversion of convertible debt	(68)	(0.2)%	(1,518)	(3.5)%	1,450	(95.5)%
Legal settlement expense	(1,598)	(3.9)%	(4,142)	(9.5)%	2,545	(61.4)%
Other income (expense)	608	1.5%	(1,474)	(3.4)%	2,081	(141.3)%
Total other expense, net	(3,484)	(8.4)%	(13,490)	(30.9)%	10,006	(74.2)%

Loss before provision for income taxes	(18,760)	(45.4)%	(22,960)	(52.6)%	4,201	(18.3)%

Income tax provision	1,214	2.9%	138	0.3%	1,077	781.3%

Net loss	$(19,974)	(48.4)%	$(23,098)	(53.0)%	$3,322	(14.4)%

Revenue

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change

North America	$15,478	$32,330	$(16,852)	(52.1)%
International	25,802	11,290	14,512	128.5%
Total revenue	$41,280	$43,620	$(2,340)	(5.36)%

Revenue decreased by $2.3 million, or 5.4%, to $41.3 million for the nine months ended September 30, 2024, from $43.6 million for the nine months ended September 30, 2023. In the North America segment, revenue decreased by $16.9 million, or 52.1%, compared to the nine months ended September 30, 2023. In the International segment, revenue increased by $14.5 million, or 128.5%, compared to the nine months ended September 30, 2023. The decrease in revenue was driven by a decrease in processing volume in the North America segment, which decreased from $1.0 billion in the nine months ended September 30, 2023, to $562 million in the nine months ended September 30, 2023, and is attributable to the previously disclosed impact associated with the Company’s QuickCard product transition that began in February 2024. The decrease in revenue in North America was partially offset by an increase in revenue in the International segment that was driven by continued growth in processing volume, which increased from $1.1 billion in the nine months ended September 30, 2023 to $2.6 billion in the nine months ended September 30, 2024. The increase in processing volume in the International segment was driven by continued strong growth across multiple verticals, primarily, our ISO and partnership network, our global payments processing businesses, and banking-as-a-service offering.

Cost of Revenue

Cost of revenue decreased by $1.1 million, or 4.1%, to $26.6 million for the nine months ended September 30, 2024, from $25.7 million for the nine months ended September 30, 2023. In the North America segment, cost of revenue decreased by $9.7 million, or 51.5%, compared to the nine months ended September 30, 2023. In the International segment, cost of revenue increased by $8.6 million, or 125.6%, compared to the nine months ended September 30, 2023. Cost of revenue primarily consists of various processing fees paid to gateways, as well as commission payments to the ISOs responsible for establishing and maintaining merchant relationships. The decrease in cost of revenue was primarily driven by a decrease in processing volumes in North America, as noted above, which were partially offset by an increase in processing volumes in the International segment.

Operating Expenses

Operating expenses increased by $4.5 million, or 16.5%, to $31.9 million for the nine months ended September 30, 2024, from $27.4 million for the nine months ended September 30, 2023. The increase was primarily due to a $6.7 million non-cash charge related to the write-off of goodwill in North America and restructuring charges of $1.6 million related to the Company’s reorganization and restructuring of its business in North America, both recorded during the second quarter of 2024. These increases were partially offset by a decrease in professional fees of $2.3 million due to lower accounting, consulting, and legal fees incurred in 2023 in connection with the Company’s restatement of prior period consolidated financial statements, and a decrease in research and development expenses of $1.4 million, as the Company began capitalizing a portion of these costs in the second quarter of 2024.

Other Income (Expense)

Other expense decreased by $10.0 million, or 74.2%, to $3.5 million for the nine months ended September 30, 2024, from $13.5 million for the nine months ended September 30, 2023. The decrease was primarily driven by a net decrease of $2.5 million related to debt discount accretion expense (-$7.6 million), changes in fair value of derivative liability (+$6.6 million), and derecognition expense on conversion of convertible debt (-$1.5 million), all primarily recognized in connection with the Company’s restructuring of its convertible note during the second quarter of 2024. Additionally, interest expense decreased $2.8 million, legal settlement expense decreased $2.6 million and other income (expense) decreased $2.1 million.

Liquidity and Capital Resources

The Company’s consolidated working capital at September 30, 2024 was negative $4.2 million, which included cash and cash equivalents of $4.3 million and restricted cash of $87.2 million. Historically, the Company has financed its operations with proceeds from cash from operations, the sales of equity securities, and its $100 million convertible note. Our material liquidity needs principally relate to working capital requirements and research and development expenditures.

Due to the product transition described under the Recent Developments section above, we believe that our cash and cash equivalents as of September 30, 2024 are not sufficient to fund the North America segment’s operations and capital needs for the next 12 months from the issuance of this Report. Our ability to fund working capital and other expenditures in the North America segment will depend on our ability to generate cash from operating activities from our two operating segments, which is subject to our future operating success, further repatriation of offshore profits from our European subsidiaries, and short-term borrowings in the U.S.

Our ability to successfully address the short-term liquidity shortfall in the North America segment is contingent on management’s intended plan over the next twelve months to improve the segment’s liquidity and working capital requirements. Management has determined that its intended plan, if successfully implemented, is appropriate and sufficient to address the liquidity shortfall in the North America segment and provide sufficient funds to cover operations for the next 12 months from the date of issuance of this Report. However, there can be no guarantee that we will be successful in implementing our plan or in acquiring additional funding, that our projections of our future capital needs will prove accurate, or that any additional funding will be sufficient to continue our operations in the North America segment.

Cash Flow

The following table shows cash flows for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash provided by operating activities	$19,119	$27,584
Cash used in investing activities	(1,226)	(78)
Cash used in financing activities	(207)	(11)
Effects of exchange rates on cash, cash equivalents, and restricted cash	479	26
Net increase in cash, cash equivalents, and restricted cash	$18,165	$27,521

Operating Activities – For the nine months ended September 30, 2024 and 2023, net cash provided by operating activities was $19.1 million and $27.6 million, respectively. The cash provided by operating activities was primarily due to the timing of settlement of assets and liabilities.

Investing Activities – Net cash used in investing activities for the nine months ended September 30, 2024 and 2023, was $1.2 million and $0.1 million, respectively. The net cash used in investing activities for the nine months ended September 30, 2024 primarily relates to capitalized software development costs.

Financing Activities – Net cash used by financing activities in the nine-month period ended September 30, 2024 was $0.2 million. Net cash used in financing activities in the nine-month period ended September 30, 2023 was negligible.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies to maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and timely communicated to management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on their evaluation as of September 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of such date.

Remediation of Material Weakness

During the first nine months of 2024, with the oversight of the Audit Committee of the Board of Directors, the Company executed its remediation plan to address the material weakness identified in Item 9A of its 2023 Annual Report related to not having a complete process in place to fully reconcile the transactions between its operating system (a Company-developed platform) and its general ledger system, at the individual transaction level. The Company took the following actions during the execution of its remediation plan:

●	Implemented an enhanced reconciliation preparation and review process
●	Implemented changes to its operating system to improve reporting

Management has determined, through its current year testing, that these controls have been designed and implemented effectively and that these controls operated effectively for a sufficient period of time to conclude that the previously disclosed material weakness related to the reconciliation of transactions between the Company’s operating system and its general ledger system as of December 31, 2023, has been remediated as of the date of the filing of this Report.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time, the Company is involved in legal proceedings. The following is a summary of our current outstanding litigation. Note that references to GreenBox POS are for historical purposes. GreenBox POS changed its name to RYVYL Inc. on October 13, 2022.

●

On November 8, 2022, the Company filed a complaint against its former Chief Operating Officer Vanessa Luna, Luna Consultant Group, LLC and Does 1 through 50 in San Diego Superior Court (the “Company Filing”). The Company is alleging that Ms. Luna abused her position for additional compensation, failed to follow proper protocols and breached her fiduciary duties and duty of loyalty by secretly maintaining alternative employment. The action seeks damages, including interest and costs of suit incurred. On November 10, 2022, Ms. Luna filed her own complaint against the Company and Fredi Nisan in San Diego Superior Court (the “Luna Filing”). Ms. Luna alleges that Mr. Nisan used contract negotiations to coerce her, that the Company improperly coded transactions and misled investors, and that when her concerns were reported to management, she was wrongfully terminated, resulting in a number of claims. Ms. Luna also alleges sexual misconduct on the part of Mr. Nisan. Ms. Luna is seeking damages including compensatory damages, unpaid wages (past and future), loss of wages and benefits (past and future), and other damages to be proven at trial. The Company and Mr. Nisan deny all allegations of the Luna Filing. In April 2023, Ms. Luna sought to add Coyni, Inc. as a defendant with regard to her claims. She was granted permission to file a Second Amended Complaint, and Coyni, Inc. has challenged the allegations by way of demurrer, which was denied on August 9, 2024. In addition, the Company and Mr. Nisan have filed a motion for leave to amend their complaint against Luna, adding additional claims against her, including securities fraud, and, on August 9, 2024, the Court granted permission for the Company to file a Second Amended Complaint. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims asserted by Ms. Luna and to vigorously prosecute its own claims against Ms. Luna. The San Diego Superior Court consolidated the Company Filing and Luna Filing into a single proceeding, RYVYL Inc. v. Luna, on August 4, 2023. The parties are currently in the discovery phase. On October 17, 2024, the parties entered into a confidential settlement agreement, and on October 24, 2024, a stipulated motion to stay all pleadings was filed with the Court.

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

●

On February 1, 2023, a putative class action lawsuit titled Cullen v. RYVYL Inc. fka GreenBox POS, Inc., et al., Case No. 3:23-cv-00185-GPC-AGS, was filed in the United States District Court for the Southern District of California against several defendants, including the Company and certain of our current and former directors and officers (the “Cullen Defendants”). The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between January 29, 2021 and January 20, 2023. The complaint alleged that the Cullen Defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act by making false and/or misleading statements regarding the Company’s financial controls, performance and prospects. On June 30, 2023, the plaintiff filed an amended complaint. All defendants filed motions to dismiss the amended complaint on August 14, 2023. On March 1, 2024, the Court issued an order granting in part and denying in part defendants’ motions to dismiss, which included dismissing all Securities Act claims and narrowing the potential class period. The plaintiff filed a second amended complaint on April 30, 2024, which alleges claims against the Cullen Defendants under Exchange Act Sections 10(b) and 20(a) only and a class period of May 13, 2021 through January 20, 2023. The Company filed its motion to dismiss the second amended complaint on July 1, 2024. On October 21, 2024, the Court issued an order granting in part and denying in part defendants’ motions to dismiss. The scope of the remaining claims is consistent with the Court’s last motion to dismiss decision dated March 1, 2024. On November 12, 2024, Plaintiff filed a Third Amended Complaint, which asserts the same legal causes of action and proposed class period as the previous complaint. The Company is evaluating the amended complaint and may be filing a further motion to dismiss.

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

●

On October 1, 2023, the Company filed a demand for arbitration against Sky Financial with the American Arbitration Association in San Diego, California (the “Arbitration”). In the Arbitration, the Company seeks to recover for breach of contract and Sky Financial’s failure to perform its obligations On October 2, 2023, the Company filed a complaint against Sky Financial in San Diego Superior Court asserting the same claims asserted in the Arbitration, solely to toll any applicable statutes of limitations pending the Arbitration and, if necessary, provide jurisdiction for the court to compel arbitration. The action seeks damages, including interest and costs of suit incurred. The parties agreed to proceed in the Arbitration and to implement the steps needed to extend the current stay of the San Diego Superior Court action pending the Arbitration. Subsequently, the parties agreed to stay the Arbitration and attend mediation. A mediation was scheduled but then vacated by stipulation of the parties. The parties have agreed to continue the stay of the Arbitration pending a mediation, which is to be re-scheduled.

●

On July 6, 2022, the Company’s subsidiary, RYVYL EU (formerly known as Transact Europe OOD), received a notary invitation from Satya Consulting PTE Limited (“Satya”) filed in Bulgaria. In the filed claim, Satya alleges nonpayment of its fee in the amount of EUR 900,000, to which statutory default interest is to be added, for failure of payment under the Company’s stock purchase agreement for Transact Europe Holdings OOD. RYVYL EU has retained Bulgarian counsel to assist in the defense of the asserted claim and denies all allegations. As RYVYL EU cannot predict the outcome of the matter, the probability of an outcome cannot be determined. RYVYL EU intends to vigorously defend against all claims. On October 18, 2024, RYVYL EU entered into a confidential settlement agreement with no material impact to the Company. A hearing is scheduled for November 15, 2024, where it is expected that the Court will approve the settlement and terminate the case.

●

On January 2, 2024, the Company filed a Statement of Claim against Chessa Sabourin in the Ontario Superior Court of Justice. Case No. CV-24-00712190-0000. The Company seeks to recover funds unlawfully held by Sabourin, or in the alternative, damages in the equivalent amount. Additionally, punitive and exemplary damages. In September 2023, the Company mistakenly sent funds to Ms. Sabourin and attempted to reverse or recall the transfers but was unable to do so. To date, Ms. Sabourin has failed and/or refused to return the funds mistakenly sent to her. On October 21, 2024, the Court issued a default judgment against Sabourin.

●

On June 25, 2024, J. Drew Byelick, a former Chief Financial Officer of the Company, filed a complaint against the Company in the United States District Court for the Southern District of California, Case No. ‘24CV1096 JLS MSB. Mr. Byelick is alleging breach of contract, fraudulent inducement of employment, along with intentional misrepresentation and concealment. The Company filed a motion to dismiss the complaint on October 4, 2024 and Mr. Byelick filed an opposition to the Company’s motion on November 8, 2024. The Company denies all allegations of liability and intends to vigorously defend against all claims. However, given the preliminary stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarterly period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

RYVYL INC.
(Registrant)

Date: November 14, 2024	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ George Oliva
George Oliva
Chief Financial Officer (Principal Financial Officer)