Form 10-K
period 2024-12-31
RYVYL Inc.
filed 2025-03-28
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the 4,580,816 million shares of voting common stock held by non-affiliates of the registrant as of June 30, 2024 was $8,474,510 million based on the closing price of $1.85 per share of the registrant’s common stock as quoted on the Nasdaq Capital Market on that date.

As of March 24, 2025, the Registrant had 8,351,086 shares of common stock, $0.001 par value per share, outstanding.

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

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Report identify important matters or factors which you should consider in evaluating our forward-looking statements. These matters or factors include, among other things:

●	Our ability to effectively execute our business plan;

●	Our ability to manage our expansion, growth and operating expenses both domestically and internationally;

●	Our ability to comply with new regulations and compliance requirements that affect our business;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete and succeed in an evolving industry;

●	Our ability to respond and adapt to rapid changes in technology;

●	Our ability to manage our expansion, growth and operating expenses both domestically and internationally;

●	Risks in connection with completed or potential acquisitions, post-acquisition integrations, dispositions and other strategic growth opportunities and initiatives;

●	Our need for, and ability to raise, additional capital;

●	Our ability to maintain operations in the event our financial condition is negatively impacted as the result of litigation or actions of any governmental agencies against us or against any of our officers or directors; and

●	Risks related to our dependence on our proprietary technology, which we may not be able to protect.

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

PART I

Item 1. Business

Our Company

RYVYL Inc. (“RYVYL”) is a financial technology company that develops software platforms and tools that are focused on providing global payment acceptance and disbursement capabilities. RYVYL’s strategy is rooted in our mission to transform the global payments landscape through technology-driven, customer-centric, and compliance-focused financial solutions. Our first-generation product, QuickCard, was originally developed to facilitate payment processing for predominantly cash-based businesses in certain niche high-risk business verticals. It was a comprehensive physical and virtual payment card processing management system that offered a cloud-based network interface, merchant management, and point-of-sale (POS) connectivity to facilitate noncash payment methods such as credit cards, debit cards and prepaid gift cards, and to subsequently disburse those funds electronically to merchants upon request. In early 2024, in response to evolving changes in the compliance environment and banking regulations, the Company began transitioning QuickCard to a fully virtual, app-based product. In mid-2024, the Company further transitioned its QuickCard product from a direct offering to a licensing model, whereby partners with more suitable compliance capabilities could license the platform from the Company and offer its payments processing capabilities in the same business verticals the Company previously served directly.

As the global fintech industry continues to evolve, it has become evident that there is a need for a fully integrated platform that can seamlessly support multiple types of offerings on a global scale. We believe our second-generation platform, NEMS Core, provides a compelling solution to fill that product void. As a dual-sided platform, NEMS Core is designed to support both acquiring and disbursement services within a unified infrastructure. This end-to-end platform enables businesses to seamlessly accept payments from customers while efficiently distributing funds to vendors, employees, and partners worldwide. Unlike traditional single-function payment systems that often face limitations in adapting to dynamic market demands, RYVYL’s dual-sided platform offers a flexible, agile, and robust architecture. It streamlines the entire transaction lifecycle, from payment initiation to settlement, providing businesses with a competitive advantage in an increasingly interconnected and digital financial environment.

RYVYL’s comprehensive product suite is designed to create value across the entire financial ecosystem. By combining advanced technology, global reach, and deep regulatory expertise, we empower businesses to manage payments, optimize cash flow, and scale operations efficiently in an increasingly digital world. We believe that our commitment to continuous innovation helps us to remain at the forefront of the global fintech landscape, delivering secure, reliable, and transformative financial solutions that drive growth and create lasting value for our clients and stakeholders.

The Company operates through distinct business segments designed to meet the diverse and evolving needs of global markets. Our business is strategically structured around two primary geographic regions - Europe and North America - each offering complementary product and service portfolios that encompass payment processing, treasury management, acquiring, issuing, and Electronic Money Institution (“EMI”) services. Our business segments are interconnected through shared technology platforms, unified compliance frameworks, and collaborative global partnerships. This integration enables us to capitalize on synergies across regions, optimize resource allocation, and drive innovation that resonates across all markets in which we operate.

Global Expansion

RYVYL’s growth is fueled by our commitment to expanding our presence in both established and emerging markets, with a primary focus on Europe and North America. In Europe, we capitalize on the strength of Ryvyl EU’s EMI license in Bulgaria, complemented by our operational hub in Portugal. This enables us to offer comprehensive EMI services, including global IBAN issuance, foreign exchange (FX) solutions, and payment processing capabilities. Our direct connections to major card networks and the Central Bank of Europe reinforces our ability to scale across the European Union (EU), providing seamless financial services tailored to the unique demands of businesses operating in the region.

In North America, our focus is on expanding treasury management services, Bank Identification Number (BIN) sponsorship for credit card processing, and comprehensive payment solutions such as Automated Clearing House (ACH) and wire transfers. Our strategy also emphasizes enhancing cross-border payment infrastructure, enabling businesses to transact efficiently across more than 200 markets and 140 currencies, thus solidifying RYVYL’s role as a critical connector in the global financial ecosystem. By leveraging third-party sponsorship arrangements alongside our technology, we are positioned to capture growth opportunities in key sectors, including e-commerce, fintech, and B2B payments.

Product Innovation and Diversification

Innovation is the cornerstone of RYVYL’s growth strategy. We continuously evolve our product portfolio to anticipate and meet the dynamic needs of businesses worldwide. Central to this is the enhancement of our dual-sided payment platform, which facilitates both acquiring and disbursement services. This platform is designed to support emerging use cases in acquiring, disbursements, and embedded finance, thereby delivering seamless, end-to-end financial solutions.

Our treasury management services are evolving to include advanced features such as real-time liquidity tracking, dynamic fund allocation, and sophisticated FX risk management tools, providing businesses with greater control and flexibility over their financial operations. We are expanding our card issuing capabilities - encompassing debit, prepaid, and virtual cards - and strengthening our BIN sponsorship programs to support fintech companies, neobanks, and enterprises looking to launch customized card programs on a global scale. Furthermore, by integrating banking-as-a-service (BaaS) capabilities, RYVYL is positioned to power the financial infrastructure for platforms and marketplaces seeking embedded finance solutions.

Operational Efficiency and Scalability

Operational excellence is fundamental to sustaining RYVYL’s growth and profitability. Our strategy is focused on enhancing efficiency through technology, automation, and optimized resource management. By leveraging our advanced ledger technology, we believe that we can ensure real-time transaction processing, data integrity, and the scalability required to handle high transaction volumes with minimal latency.

The implementation of automation across key functions - including compliance, reconciliation, and reporting - enables us to reduce operational costs, improve accuracy, and enhance service delivery. We are also optimizing our global operations by aligning activities across Europe and North America, creating synergies that improve resource utilization, reduce overhead, and accelerate the deployment of new products and services.

Regulatory Excellence and Risk Management

Compliance is more than a regulatory requirement for RYVYL; it is a strategic advantage. Our regulatory strategy is designed to ensure resilience amid the complexities of global financial regulations. We maintain rigorous compliance with international standards, including anti-money laundering (AML) and counter-terrorist financing (CTF) regulations under the Financial Crimes Enforcement Network (FinCEN) in the United States and EU directives, alongside data protection frameworks such as the General Data Protection Regulation (GDPR) and security standards like PCI-DSS.

Proactive risk management is integral to our operations. We invest in real-time risk monitoring, advanced fraud detection systems, and comprehensive cybersecurity protocols to mitigate financial, operational, and regulatory risks. Our strong relationships with regulatory bodies in both the U.S. and the EU allow us to anticipate changes in the regulatory landscape, ensuring that we adapt swiftly to maintain uninterrupted service delivery and operational integrity.

Sustainable Growth and Value Creation

RYVYL’s long-term success is anchored in sustainable growth strategies that deliver value to our customers, shareholders, and partners. We are committed to diversifying revenue streams beyond traditional transaction-based income through the expansion of value-added services such as FX trading, treasury advisory, and compliance-as-a-service for fintech partners.

A customer-centric approach underpins our growth strategy. We focus on enhancing client relationships, improving user experiences, and fostering customer loyalty through tailored support models and innovative service offerings. Strategic mergers and acquisitions play a key role in our growth trajectory, allowing us to acquire complementary technologies, expand our customer base, and strengthen our regulatory footprint in critical markets. Our commitment to environmental, social, and governance (ESG) principles is embedded in also our operations. We prioritize ethical business practices, data privacy, financial inclusion, and environmental responsibility, aligning our corporate values with the expectations of our stakeholders and the broader global community.

Company History

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

Our Products and Services

RYVYL Product Portfolio

RYVYL offers a comprehensive suite of financial products designed to meet the diverse and evolving needs of businesses and financial institutions worldwide. Our products are powered by cutting-edge technology, enabling seamless, secure, and scalable payment processing, treasury management, and financial operations across multiple industries. With direct connections to major card brands, global banking networks, and leading payment gateways, RYVYL facilitates cross-border transactions and real-time fund disbursements in over 200 markets and 140 currencies globally. This robust ecosystem supports businesses in optimizing financial performance, enhancing operational efficiency, and driving growth in an increasingly digital economy.

We generate the majority of our revenue from the acceptance and processing of credit card and debit card payments on behalf of merchants that operate principally online. We typically charge our customers a small percentage, called a residual rate, of the gross value of each transaction processed, which we recognize as revenue as soon as the payment transaction occurs. We also generate revenue from banking and online payments services for which we charge fees for various activities that include, but are not limited to, incoming and outgoing payment, bank account opening, account maintenance, foreign exchange services, etc. We recognize those fees as revenue when the services are provided to the customers.

Strategic Priorities

Our focus on continuous innovation, regulatory excellence, and customer-centric solutions ensures that RYVYL remains at the forefront of the fintech industry, delivering transformative financial services that empower businesses worldwide. Through our integrated business model, we are committed to creating lasting value for our clients, partners, and shareholders, supporting sustainable growth in an increasingly interconnected global economy.

Key strategic initiatives include:

●	Cross-Border Capabilities: We leverage our global infrastructure to support seamless cross-border transactions, enabling businesses to expand into new markets with ease. Our dual-sided platform facilitates efficient fund flows between Europe and North America, enhancing liquidity and financial agility for our clients.

●	Technology Integration: Our advanced technology infrastructure serves as the backbone of both segments, allowing us to deploy innovative solutions rapidly across regions. Shared technology resources reduce development costs, accelerate time-to-market for new products, and ensure consistent service quality worldwide.

●	Operational Efficiency: By standardizing processes and leveraging economies of scale, we optimize operational efficiency across all business functions. This approach reduces costs, improves resource allocation, and enhances service delivery for clients in both regions.

●	Strategic Market Expansion: Our growth strategy is focused on expanding into new verticals and geographic regions. We achieve this through a combination of organic growth, strategic partnerships, and targeted acquisitions that complement our existing product offerings and strengthen our competitive position globally.

●	Unified Compliance Framework: Regulatory compliance is managed through a centralized framework that ensures adherence to both regional and international standards. This unified approach enables us to maintain strong governance, mitigate risks, and support sustainable growth across all markets.

Dual-Sided Payment Platform

At the heart of RYVYL’s ecosystem is our innovative dual-sided payment platform, designed to support both acquiring and disbursement services within a unified infrastructure. This end-to-end platform enables businesses to seamlessly accept payments from customers while efficiently distributing funds to vendors, employees, and partners worldwide. Unlike traditional single-function payment systems that often face limitations in adapting to dynamic market demands, RYVYL’s dual-sided platform offers a flexible, agile, and robust architecture. It streamlines the entire transaction lifecycle, from payment initiation to settlement, providing businesses with a competitive advantage in an increasingly interconnected and digital financial environment. By consolidating multiple payment functionalities within a single platform, we empower businesses to manage transactions more effectively, optimize cash flow, and respond rapidly to new opportunities. The platform integrates effortlessly with global payment networks, offering real-time processing capabilities that enhance financial agility and operational resilience.

The acquiring function facilitates the acceptance of payments through diverse channels, including card networks, ACH transfers, wire transfers, and other digital payment methods, supporting both domestic and international transactions. On the disbursement side, the platform enables fast, secure payouts with real-time settlement capabilities, ensuring liquidity and financial flexibility for businesses of all sizes. By simplifying the payment lifecycle, RYVYL’s platform reduces transaction friction, minimizes errors, and optimizes cash flow management.

Treasury Management Services

RYVYL’s treasury management services are designed to help businesses optimize their financial operations, manage liquidity, and improve cash flow efficiency. This comprehensive solution provides powerful tools for real-time monitoring, fund allocation, and automated reconciliation, empowering businesses to make data-driven decisions that enhance financial performance.

Key features include cash flow optimization, which automates receivables and payables management, improving operational efficiency. Liquidity management tools enable businesses to track and manage cash reserves across multiple accounts, ensuring optimal fund utilization. Additionally, the platform offers real-time financial insights through advanced analytics and reporting capabilities, providing businesses with the visibility needed to navigate complex financial landscapes confidently.

BIN Sponsorship for Credit Card Processing

Through our BIN Sponsorship program, RYVYL enables businesses to process credit card transactions using dedicated BINs, providing direct access to global card networks without the need for a traditional banking license. This program supports businesses in launching custom payment solutions, expanding their payment acceptance capabilities, and optimizing transaction processing efficiency.

Our BIN sponsorship services are designed with a strong focus on security, ensuring full compliance with industry standards such as PCI-DSS for secure data handling. We offer global network access, facilitating seamless integration with major card schemes like Visa and Mastercard. Additionally, we provide tailored solutions for high-volume merchants and specialized industries, delivering customized processing strategies that align with specific business requirements.

Payment Solutions (ACH & Wire Transfers)

We offer a comprehensive range of payment solutions that support both domestic and international transactions. Our solutions are designed to meet the needs of businesses that require fast, secure, and reliable payment processing capabilities.

●	ACH Transfers: A cost-effective electronic funds transfer solution for recurring payments, payroll disbursements, and vendor settlements within the U.S. ACH payments offer efficiency, speed, and low transaction costs, making them ideal for businesses with high transaction volumes.

●	Wire Transfers: Secure, high-speed fund transfer services for domestic and cross-border transactions. Our wire transfer solutions enable businesses to move large sums quickly and securely, with real-time processing capabilities that support urgent payment needs.

These solutions are integrated into RYVYL’s platform to ensure seamless processing, robust security, and regulatory compliance across all payment channels.

Global IBAN Issuance

As a licensed EMI in Bulgaria, RYVYL EU provides global IBAN issuance services that support seamless cross-border transactions. Our IBAN solutions are designed to facilitate international fund transfers, streamline global payment workflows, and enhance financial transparency for businesses operating in multiple jurisdictions.

We offer multi-currency support, enabling businesses to manage transactions in various currencies without the need for multiple bank accounts. Our global IBANs support international wire transfers, SEPA payments within the EU, and other cross-border financial activities. All services are delivered with strict adherence to EU regulatory requirements, ensuring secure and compliant financial operations.

Card Issuing Services

RYVYL’s card issuing services empower businesses to create branded payment solutions tailored to their specific needs. Our flexible platform supports the issuance of various card types, including:

●	Debit Cards: Designed for business expenses, corporate spending, and employee disbursements, providing businesses with secure, real-time payment capabilities.

●	Prepaid Cards: Ideal for corporate payouts, rewards programs, and travel-related expenses, offering control over spending limits and enhanced security features.

●	Virtual Cards: Secure, digital payment solutions optimized for online transactions, subscription services, and B2B payments. Virtual cards offer advanced fraud protection and real-time transaction tracking.’

Our card issuing solutions integrate with major global payment networks, offering real-time issuance capabilities, transaction monitoring, and comprehensive fraud prevention tools.

FX Services

RYVYL’s FX services are designed to support businesses with international operations, providing competitive currency conversion rates and real-time FX trading capabilities. Our FX solutions help businesses manage currency exposure, optimize international transactions, and mitigate foreign exchange risks.

Key features include multi-currency accounts, enabling businesses to hold and manage funds in different currencies without maintaining multiple bank accounts. We offer real-time FX rates with transparent pricing structures, ensuring cost-effective currency conversions. Additionally, our risk management tools help businesses hedge against currency fluctuations, providing stability in volatile markets.

EMI Services

In Europe, through Ryvyl EU’s EMI license, we offer a wide range of regulated financial services designed to support businesses engaged in international commerce. Our EMI services are fully compliant with EU financial regulations and supported by direct connections to the Central Bank of Europe and major financial institutions.

Our EMI offering includes payment processing solutions that support domestic and cross-border transactions, global IBAN issuance for efficient fund transfers, and comprehensive FX services for businesses managing multi-currency operations. These services are designed to enhance financial agility, reduce transaction costs, and ensure regulatory compliance across all markets.

Key Features Across All Products

●	Advanced Ledger Technology: Ensures real-time transaction processing, data integrity, and secure financial record-keeping across all business activities.

●	Security & Compliance: Adheres to global regulatory standards, including PCI-DSS, GDPR, and AML/CTF frameworks, ensuring data protection and transaction security at every level.

●	Scalable Infrastructure: Built to support businesses of all sizes, from startups to multinational corporations, with flexible integration options and scalable performance capabilities.

●	Global Connectivity: Direct integrations with major card brands, banking networks, and payment gateways, enabling seamless financial operations across borders and industries.

Industry Diversification

RYVYL’s strategic approach to industry diversification is a core component of our growth and risk management framework. By targeting a broad spectrum of industries- - from traditional sectors like retail and financial services to high-growth areas such as e-commerce, technology, and digital marketplaces- - we effectively minimize our reliance on any single market segment. This diversified focus not only reduces our exposure to sector-specific risks but also positions RYVYL to capitalize on emerging opportunities across the global economy.

Our diversification strategy is designed to enhance resilience, optimize revenue streams, and drive sustainable growth. By engaging with a wide range of industries, we mitigate the potential impacts of economic fluctuations, regulatory shifts, and changes in consumer behavior that may disproportionately affect individual sectors. This proactive approach ensures that our business remains agile, adaptable, and well-insulated from market volatility.

Minimizing Market Dependency

At the heart of RYVYL’s industry diversification strategy is a deliberate effort to avoid over-reliance on any single sector. We recognize that industries can be subject to cyclical downturns, disruptive innovations, and regulatory changes that can significantly impact financial performance. By distributing our operations across multiple industries, we reduce the risk of revenue concentration and create a more balanced, stable business model.

This strategy enables us to maintain strong financial performance even when specific markets face challenges. For example, while economic slowdowns may affect sectors like hospitality or travel, growth in areas such as e-commerce, healthcare, or fintech can offset these impacts, ensuring continuity in revenue generation and operational stability.

Expanding Market Reach and Customer Base

RYVYL’s diversified industry focus also expands our market reach and customer base. By serving clients across various sectors - including retail, e-commerce, financial services, logistics, healthcare, and more - we gain exposure to a wide range of consumer needs, business models, and operational requirements. This broad engagement allows us to tailor our products and services to meet diverse demands, enhancing our value proposition and competitiveness in the global marketplace.

Our ability to adapt to different industry environments not only strengthens client relationships but also opens doors to new business opportunities. Whether supporting large enterprises, small businesses, or digital startups, RYVYL’s flexible solutions are designed to deliver value across a wide array of industries, fostering long-term customer loyalty and market relevance.

Multiple Revenue Streams for Sustainable Growth

Industry diversification plays a critical role in generating multiple revenue streams for RYVYL. By tapping into various sectors, we create a dynamic business model that supports consistent growth and profitability. This multifaceted approach enables us to leverage different revenue drivers, from transaction fees in payment processing to subscription-based income from financial management solutions.

Our diversified portfolio also facilitates cross-selling and upselling opportunities, as businesses operating in different industries often require complementary financial products and services. This integrated strategy not only enhances revenue potential but also strengthens our competitive positioning in the fintech landscape.

Global Market Presence

RYVYL’s strategic focus on Europe and North America positions the company to effectively tap into two of the largest and most technologically advanced markets in the world. By concentrating its efforts in these regions, RYVYL is not only able to access a vast customer base but also to engage with cutting-edge technologies and innovations that are shaping the future of various industries. This geographical diversification mitigates the risks associated with potential market-specific economic downturns, which can significantly impact businesses that are overly reliant on a single region. Additionally, by operating in both Europe and North America, RYVYL can take full advantage of the high transaction volumes that are prevalent in these markets. The robust economic activity and consumer spending in these regions enhance the company’s revenue potential, allowing it to capitalize on a wide array of business opportunities. This strategic positioning enables RYVYL to not only withstand fluctuations in individual markets but also to thrive by leveraging the strengths and opportunities presented by each region. Ultimately, this approach fosters a more resilient business model that is well-equipped to navigate the complexities of the global marketplace while maximizing growth and profitability.

Competition

In each of our business segments, we compete with a large variety of companies - financial institutions, financial technology companies, traditional payment providers, new market entrants, and others - both large and small. The markets for the services we provide are highly fragmented and competitive. Many of these providers compete with us across our segments, vertical markets and geographies. Some of these competitors possess greater financial, sales and marketing resources than we do. We expect each of our segments to become more competitive over time, as advances in technology enable new entrants, barriers to entry fall and existing providers expand their services, both operationally and geographically. Some of the key industry players with whom we may compete, directly or indirectly within the business verticals we serve, include the following:

●	Adyen - Dutch payment company that functions as an acquiring bank, allowing businesses to accept e-commerce, mobile, and point-of-sale payments. Estimated revenues for 2023 were ~$2 billion.

●	Worldline SA - French financial services company covering the full payments value chain, including issuing processing, payments acceptance, commercial acquiring, and acquiring processing. In 2023, the company generated proforma revenue of €4.61 billion.

●	Nexi Group - Italian multinational financial technology company specializing in payment systems, merchant services, and digital banking services. Estimated revenues for 2023 were ~€3.2 billion.

●	Stripe - A global technology company that builds economic infrastructure for the internet. Businesses of all sizes use Stripe’s software and APIs to accept payments, send payouts, and manage their businesses online. Stripe offers payment processing services and has a significant presence in Europe. Estimated revenues for 2023 were ~$1.8 billion.

●	Worldpay - A global payment processing company that provides services to merchants and financial institutions. It offers payment gateway solutions, risk management, and payment processing services, supporting various payment methods and currencies. Estimated revenues for 2023 were ~$4.9 billion.

●	Checkout.com – A global payment solutions provider that offers a full-stack payment platform, including payment processing, acquiring, and gateway services. It supports businesses in accepting payments in multiple currencies and provides advanced fraud detection tools. Estimated revenues for 2023 were ~$22 million.

●	2Checkout - Now part of Verifone, 2Checkout is a global payment platform that provides comprehensive e-commerce solutions, including payment processing, global tax and financial services, and subscription billing. It supports various payment methods and currencies, catering to businesses aiming to expand internationally. Estimated revenues for 2023 were ~$22 million.

Government Regulation

RYVYL operates within a dynamic and highly regulated global financial environment, where compliance is fundamental to our operations. As a leading fintech company with a strong presence in both Europe and North America, we are subject to an extensive range of laws and regulations that govern critical areas such as AML, CTF, consumer protection, cybersecurity, data privacy, and financial services supervision. The regulatory landscape is continuously evolving, driven by legislative updates, regulatory reforms, and shifts in global compliance expectations. These changes influence how we structure, deliver, and expand our services worldwide.

Our proactive approach to regulatory compliance ensures that we not only meet current legal requirements but are also well-prepared to adapt to emerging regulatory developments. We closely monitor changes in laws and regulations across all jurisdictions where we operate, enabling us to design secure, compliant, and customer-centric solutions that support our global growth strategy. Recognizing that regulatory shifts, enforcement actions, or heightened scrutiny can impact our business operations and financial performance, we prioritize robust governance frameworks to safeguard our business continuity.

Payments Regulation

RYVYL’s payment services are governed by comprehensive regulatory frameworks in both the United States and the European Union, reflecting the complexity of the global payments ecosystem.

In the United States, we offer a broad range of payment solutions, including credit card processing through BIN sponsorship, ACH transactions, wire transfers, and treasury management services. These services are delivered in collaboration with regulated financial institutions under third-party sponsorship arrangements. This model subjects us to indirect oversight by key regulatory bodies, notably FinCEN, which plays a pivotal role in ensuring compliance with AML and CTF regulations, as well as broader financial crime prevention mandates.

In the European Union, RYVYL EU operates under an EMI license issued in Bulgaria, with additional operations in Portugal. This license authorizes us to issue global IBANs, provide FX services, and deliver acquiring and card issuing solutions. Our activities are regulated under the Payment Services Directive (PSD2) and supervised by the Bulgarian National Bank alongside other relevant EU financial authorities. The regulatory frameworks in both regions impose stringent requirements related to capital adequacy, anti-fraud measures, data security, and transaction monitoring, ensuring the resilience and integrity of our payment infrastructure.

Financial Services Supervision

RYVYL’s operations are subject to both direct and indirect regulatory supervision, reflecting the breadth of our services and the diverse jurisdictions in which we operate.

In Europe, we are directly regulated as an EMI, with obligations encompassing capital requirements, safeguarding client funds, corporate governance, and risk management. This direct oversight ensures that we maintain high standards of financial stability, operational transparency, and customer protection.

In North America, while RYVYL does not operate as a licensed money transmitter, our activities are conducted through third-party sponsorship relationships. These partnerships require strict adherence to the compliance standards of our sponsoring financial institutions, subjecting us to indirect regulatory oversight. This dual-layered supervision framework, combining direct regulatory engagement and indirect compliance obligations, reinforces our commitment to maintaining the highest standards of regulatory integrity across all markets.

AML and CTF Regulations

RYVYL is dedicated to combating financial crime through comprehensive AML and CTF programs designed to align with global regulatory expectations. Our compliance framework adheres to key international standards, including the U.S. Bank Secrecy Act (BSA), which is overseen by FinCEN, the EU’s Anti-Money Laundering Directives (AMLD), and guidelines issued by the Financial Action Task Force (FATF).

Our AML/CTF framework is built on robust policies and procedures that include customer due diligence (CDD) and know-your-customer (KYC) protocols, advanced transaction monitoring systems to detect and prevent suspicious activities, and rigorous sanctions screening aligned with the U.S. Office of Foreign Assets Control (OFAC) requirements and EU regulations. Ongoing training and development for our employees ensure that compliance remains embedded in our corporate culture, enabling us to proactively manage financial crime risks across all areas of our business.

Data Protection and Privacy

As a global fintech provider, RYVYL handles sensitive personal and financial data, making data protection and privacy critical components of our regulatory compliance strategy. We operate under stringent data privacy laws in both the EU and the United States.

In the EU, we comply with GDPR, which sets rigorous standards for data collection, processing, and transfer. GDPR mandates strict requirements around data security, breach notification, and the lawful basis for data processing, ensuring that we uphold the privacy rights of individuals across the EU.

In the United States, RYVYL adheres to federal and state-level privacy regulations, including the California Consumer Privacy Act (CCPA) and other emerging data protection laws. Our global data governance framework encompasses encryption protocols, cross-border data transfer mechanisms, and incident response plans designed to safeguard data integrity and mitigate potential security risks.

Cybersecurity Compliance

Our cybersecurity measures include regular penetration testing, vulnerability assessments, and advanced threat detection systems to identify and address potential risks proactively. Incident response protocols are in place to ensure swift and effective management of security breaches, minimizing potential impacts on our operations and customers. In addition, we comply with the Payment Card Industry Data Security Standard (PCI-DSS), which governs the secure handling of cardholder data in payment processing environments.

Consumer Protection and Financial Conduct Regulations

RYVYL is committed to safeguarding consumer interests through strict adherence to financial conduct and consumer protection regulations. We ensure transparency in our fee structures, maintain fair lending practices where applicable, and provide clear dispute resolution mechanisms to address customer concerns effectively.

In the United States, our operations are subject to oversight by the Consumer Financial Protection Bureau (CFPB), which regulates consumer financial products and services. In the EU, we comply with directives under the EU Consumer Rights Directive and PSD2, which mandate strong customer authentication (SCA) protocols and secure online payment standards. Our consumer protection strategy is designed to foster trust, promote transparency, and enhance the overall customer experience across all markets.

Sanctions and Anti-Corruption Compliance

RYVYL maintains a robust sanctions and anti-corruption compliance framework, ensuring full adherence to global regulatory standards. We comply with sanctions programs administered by the U.S. Office of Foreign Assets Control (OFAC), the EU’s restrictive measures, the U.S. Foreign Corrupt Practices Act (FCPA), and the U.K. Bribery Act.

Our compliance measures include comprehensive sanctions screening for all transactions and customer onboarding processes, rigorous anti-bribery policies, and regular employee training on ethical business practices. Additionally, we implement third-party risk management protocols to prevent corruption and ensure that our business relationships align with our ethical standards and regulatory obligations.

Emerging Regulatory Developments

RYVYL continuously monitors regulatory developments that may impact our operations, including:

●	Emerging Payment Technologies: We stay ahead of regulatory changes related to digital wallets, tokenization, and evolving payment models, ensuring that our services remain compliant with new industry standards.

●	Environmental, Social, and Governance (ESG) Reporting: We align with global sustainability regulations, such as the EU Corporate Sustainability Reporting Directive (CSRD), reflecting our commitment to responsible business practices.

●	Interchange Fee Regulations: We comply with the EU’s Multilateral Interchange Fee Regulation (MIFR) and U.S. regulations affecting credit and debit card processing fees, ensuring transparency and fairness in our pricing structures.

Technology Infrastructure

At the core of RYVYL’s fintech ecosystem is our innovative dual-side platform. RYVYL’s technology infrastructure is purpose-built to deliver seamless, secure, and scalable payment solutions that meet the highest standards of performance and reliability. Our platform is underpinned by advanced ledger technology, which ensures real-time transaction processing, robust data integrity, and the secure management of financial data across all business activities.

Performance and Reliability

Our architecture is designed to support high transaction volumes with exceptional speed and accuracy. This performance capability is critical for businesses operating in fast-paced, high-growth environments where the ability to process payments efficiently can be a key driver of success. By leveraging cutting-edge technology, we provide real-time transaction monitoring, dynamic reporting tools, and advanced analytics, enabling businesses to make data-driven decisions with confidence.

Security

Security is embedded in every layer of RYVYL’s technology stack. We operate a comprehensive security framework that incorporates multiple layers of protection, including encryption, tokenization, and fraud detection systems. This multi-faceted approach ensures the confidentiality, integrity, and availability of data, safeguarding both our infrastructure and the sensitive information of our clients.

Our comprehensive cybersecurity program includes continuous system monitoring, rigorous vulnerability assessments, and proactive threat mitigation strategies. We adhere to global security standards such as PCI-DSS for secure payment card transactions and ISO 27001 for information security management. Regular penetration testing and security audits further strengthen our defenses, ensuring that our platform remains resilient in the face of emerging cyber threats.

Scalability and Flexibility

RYVYL’s technology infrastructure is designed with scalability at its core. Our modular architecture allows businesses to expand their operations without facing the technological constraints often associated with legacy payment systems. Whether supporting a startup experiencing rapid growth or a multinational corporation managing complex global transactions, our platform can scale effortlessly to meet evolving business requirements.

We continuously optimize our infrastructure to enhance system reliability, reduce downtime, and improve processing speeds. This commitment to continuous improvement ensures that our platform remains agile and adaptable, capable of integrating with external systems, third-party applications, and evolving regulatory requirements.

Driving Business Transformation Through Technology

RYVYL’s dual-sided platform and advanced technology infrastructure are not just about facilitating payments - they are about transforming the way businesses manage their financial operations. By combining seamless payment processing with robust security measures, real-time data insights, and scalable architecture, we help businesses unlock new growth opportunities, improve operational efficiency, and strengthen their competitive position in the marketplace.

Our technology strategy is aligned with our broader corporate vision: to be the preferred global fintech partner for businesses seeking innovative, secure, and future-ready financial solutions. Through continuous investment in technology, security, and infrastructure, RYVYL is well-positioned to lead the next generation of financial services, delivering unparalleled value to our clients and stakeholders worldwide.

Customers

We currently process transactions for approximately 1,500 business customers in North America, Europe and Asia, and in over 50 industries, including, but not limited to, FX, retail, and e-commerce sectors. We do not rely on any one customer for more than 5% of our processing volume or revenue.

Employees and Human Capital

We currently have approximately 95 full-time employees. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be satisfactory. We also engage temporary employees and consultants as needed to support our operations.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purposes of our short-term incentive and long-term equity incentive plan are to attract, retain and reward personnel to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Recent Developments

Product Transition and Loss of Revenues in North America Segment

In February 2024, the Company transitioned its QuickCard product in North America away from terminal-based to app-based processing. This transition was driven by a change in our banking partner that was prompted by recent changes in the compliance environment and banking regulations impacting certain niche high-risk business verticals, which were the predominant revenue driver for QuickCard.

Management planned to recover the loss of revenues resulting from this product transition through the acceleration of business development efforts to launch the new app-based product in existing and new business verticals. However, due to continuous changes in the regulatory environment and our previous banking relationships, during the second quarter of 2024, management determined that the app-based product may not be a viable long-term solution for certain niche high-risk business verticals and made the decision to terminate the rollout of the app-based product in those specific business verticals. To address this change, during the third quarter of 2024, the Company introduced a licensing product for its payments processing platform, which it believes will enable it to serve the same customer base in such verticals through a business partner with more suitable banking compliance capabilities. Revenues from the new licensing product are not expected to materialize until late 2025. Due of this strategy shift as well as a reorganization of the Company’s business to better align with management’s revised strategy, which was executed during the second quarter of 2024, the recovery of the loss of revenues resulting from this product transition is now not expected to occur until late 2025.

The decline in revenues resulting from this product transition has adversely impacted the Company’s liquidity in its North America segment in the short term. As a result, management has determined that its cash in the North America segment as of December 31, 2024, will not be sufficient to fund the segment’s operations and capital needs for the next 12 months from the date of this Report. Management’s intended plan over the next twelve months to address the liquidity shortfall in the North America segment includes, but is not limited to, the following:

●	continued execution of its accelerated business development efforts to drive volumes in diversified business verticals with the Company’s other products, including the recently launched licensing of the Company’s payments processing platform in certain niche high-risk business verticals;

●	continued implementation of cost control measures to more effectively manage spending in the North America segment and right-sizing the organization, where appropriate;

●	the sale of noncore assets;

●	continued repatriation of offshore profits from the Company’s European subsidiaries, whose continued accelerated growth and generation of positive cash flow have already provided, and will continue to provide, an immediate and viable short-term source of capital during this product transition (to date, the Company has repatriated approximately $17.6 million from Europe); and

●	raising capital through a variety of means, including private and public equity offerings and debt financings.

Management has assessed that its intended plan described above, if successfully implemented, is appropriate and sufficient to address the liquidity shortfall in its North America segment and to provide funds to cover operations for the next 12 months from the date of the issuance of this Report. However, there can be no assurance that we will be successful in implementing our plan, that our projections of our future capital needs will prove accurate, or that any additional funding will be sufficient to continue our operations in the North America segment.

Preferred Stock Repurchase and Note Repayment Agreement

On January 23, 2025, the Company entered into a Preferred Stock Repurchase and Note Repayment Agreement (the “Repurchase Agreement”) with a securityholder of the Company (the “Securityholder”), which provides for repayment of the outstanding balance of an 8% Senior Convertible Note issued to the Securityholder on November 8, 2021 (the “Note”), which Note was originally due on November 5, 2023, and which maturity date was extended through April 5, 2026, pursuant to subsequent extensions provided by the Securityholder. Additionally, pursuant to two Exchange Agreements between the Company and the Securityholder entered into on July 25, 2023, and November 27, 2023, respectively, a portion of the outstanding balance of the Note was exchanged for 55,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Shares”).

Pursuant to terms of the Repurchase Agreement, in consideration for an aggregate payment of $17,000,000 by the Company to the Securityholder (the “Repurchase Price”), (i) the entire outstanding principal balance of the Note, including all accrued and unpaid interest, shall be deemed to have been paid and (ii) all outstanding Series B Preferred Shares held by the Securityholder will be repurchased by the Company.

The Repurchase Agreement provides for the payment of the Repurchase Price in two installments, the first in the amount of $13 million (the “First Installment”), which was paid on January 27, 2025. The second installment, in the amount of $4 million (the “Second Installment”), is due and payable on or before April 30, 2025 (the “Second Installment Date”), and the maturity date of the Note is advanced to such date. Upon the payment of the First Installment, all Series B Preferred Shares held by the Securityholder were repurchased.

The Repurchase Agreement further provides that, during the period from the payment of the First Installment until the Second Installment Date, no interest will accrue on the remaining balance of the Note and certain restrictive covenants under the Note will be temporarily waived. If the Company fails to make the Second Installment on or before the Second Installment Date, then interest will continue to accrue again on the outstanding balance of the Note and all other terms of the Note will also be restored as they were prior to the date the First Installment was paid.

Stock Purchase Agreement and Financing

On January 23, 2025, in connection with the Company’s securing financing (the “Financing”), the Company entered into a stock purchase agreement (the “SPA”) with a purchaser (the “Purchaser”), which provides for the sale to the Purchaser of all of the issued and outstanding shares of capital stock (the “Ryvyl EU Shares”) of the Company’s indirect subsidiary domiciled in Bulgaria, Ryvyl (EU) EAD (“Ryvyl EU”), by Transact Europe Holdings EOOD, the Company’s wholly owned subsidiary, also domiciled in Bulgaria (“Transact Europe”) for an aggregate purchase price of $15,000,000 (the “Financing Purchase Price”). Under the terms of the SPA, the Company was required to use $13 million of the net proceeds raised in the Financing to pay the First Installment of the Repurchase Price.

On January 23, 2025, the Company, Transact Europe and the Purchaser also entered into a Termination Agreement (the “Termination Agreement”). Among other things, the Termination Agreement provides the Company with the right to terminate the SPA and all of the transactions contemplated therein, by paying the Purchaser $16.5 million on or before 90 days after the date of execution of the SPA (April 23, 2025), provided that such date may be extended an additional 30 days (May 23, 2025) in consideration for the Company’s payment of $500,000 to the Purchaser. If the SPA is terminated as a result of such payment by the Company, the Ryvyl EU Shares will not be sold to the Purchaser and will be returned to Transact Europe and the SPA will be void and of no further effect, except for some provisions that survive termination. In the event that the SPA is not so terminated, then the Purchaser will close on its purchase of the Ryvyl EU Shares; provided, however, if the Purchaser is unable to close for any reason other than the Company’s breach, including the inability to obtain any regulatory clearances required for such transfer, then the Company is liable for damages in the amount of $16.5 million. In the event that the Purchaser is unable to close on the transfer of the Ryvyl EU Shares, as a result of the Company’s breach, then the Company is liable for damages in an amount equal to the appraised value of the Ryvyl EU Shares.

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

Risks Related to Our Business and Industry

Our financial situation creates doubt whether we will continue as a going concern.

As described in the Notes to the Financial Statements for the years ended December 31, 2024, and 2023, the Company has a substantial doubt about the Company’s ability to continue as a going concern. For the year ended December 31, 2024, we had a net loss of $26.8 million, and as of December 31, 2024, we had an accumulated deficit of $179.4 million. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will need to raise additional working capital. No assurance can be given that additional financing will be available, or if available, that we will be able to secure any such financing on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

We have entered into a Securities Purchase Agreement to sell a material subsidiary, which represents a substantial portion of our current business. Additionally, we may be required to pay significant liquidated damages if the prospective purchaser is unable to close the acquisition.

As described elsewhere in this Report, we entered into a Securities Purchase Agreement with a prospective purchaser, which provides for the sale to such prospective purchaser of all of the issued and outstanding shares of capital stock of our indirect subsidiary, Ryvyl EU (the “Ryvyl EU Shares”), which represents a materially significant portion of the Company’s current business and substantially all the business classified under the Company’s International reporting segment as described in the Notes to the Financial Statements for the year ended December 31, 2024 and 2023. We also entered into a Termination Agreement with such prospective purchaser, providing us with the right to terminate the Securities Purchase Agreement and such prospective purchaser’s right to purchaser our Ryvyl EU business, if we pay such prospective purchaser $16.5 million on or before April 23, 2025 (or as may be extended an additional 30 days until May 23, 2025 in consideration for our payment of $500,000 to such prospective purchaser). In the event that we are unable to terminate the sale of our Ryvyl EU business, the prospective purchaser would be able to acquire our Ryvyl EU business, which represents a substantial percentage of our current business. The loss of such business would have a material adverse effect on our business and financial condition and would likely result in the termination of our business.

Additionally, if the prospective purchaser is unable to acquire the Ryvyl EU Shares for any reason other than our breach, including the inability to obtain any regulatory clearances required for such transfer from the applicable Bulgarian governmental authorities, then we are required to pay such prospective purchaser liquidated damages in the amount of $16.5 million. In the event that the prospective purchaser is unable to acquire the Ryvyl EU Shares, as a result of our breach, then we are required to pay the prospective purchaser liquidated damages in an amount equal to the appraised value of the Ryvyl EU Shares. Our payment of either of such liquidated damages amounts to the prospective purchaser would have a material adverse impact on our business and financial condition and, in the event of our obligation to pay $16.5 million, would likely result in the termination of our business, and in the event of our obligation to pay the appraised value of the Ryvyl EU Shares, would definitely result in the termination of our business.

The loss of key personnel or the inability of replacements to quickly and successfully perform in their new roles could adversely affect our business.

We depend on the leadership and experience of our relatively small number of key executive management personnel, particularly our Chairman of the Board of Directors (the “Board”) and Executive Vice President, Ben Errez, our Director and Chief Executive Officer, Fredi Nisan, and our Chief Financial Officer, George Oliva. The loss of the services of any of our key executives or any of our executive management members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. Furthermore, if we lose or terminate the services of one or more of our key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could impair our business and our ability to successfully implement our business plan. Additionally, if we are unable to hire qualified replacements for our executive and other key positions in a timely fashion, our ability to execute our business plan would be harmed. Even if we can quickly hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.

Our executive officers, directors, and principal shareholders maintain the ability to control substantially all matters submitted to shareholders for approval.

As of March 24, 2025, our executive officers, directors, and shareholders who owned more than 5% of our outstanding Common Stock, in the aggregate, beneficially owned 2,307,471 shares of Common Stock representing approximately 27% of our outstanding capital stock. As a result, if these shareholders were to choose to act together, they would be able to control substantially all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other shareholders may desire.

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

The payments technology industry is highly competitive and highly innovative, and some of our competitors have greater financial and operational resources than we do, which may give them an advantage with respect to the pricing of services offered to customers and the ability to develop new and disruptive technologies.

We operate in the payments technology industry, which is highly competitive and highly innovative. In this industry, our primary competitors include other payment processors, credit card processing firms, third-party card processing software institutions, as well as financial institutions, ISOs, and payment facilitators. Some of our current and potential competitors may be larger than we are and have greater financial and operational resources or brand recognition than we have. Competitors may provide payment processing services to merchants at lower margins or at a loss in order to generate banking fees from such merchants. It is also possible that larger financial institutions could decide to perform some or all of the services that we currently provide or could provide in the future in-house. We are facing increasing competition from competitors, including new entrant technology companies, who offer certain innovations in payment methods. Some of these competitors utilize proprietary software and service solutions. Some of these competitors have significant financial resources and robust networks and are highly regarded by consumers. In addition, some competitors, such as private companies or startup companies, may be less risk averse than we are and, therefore, may be able to respond more quickly to market demands. These competitors may compete in ways that minimize or remove the role of traditional card networks, acquirers, issuers and processors in the digital payments process. If these competitors gain a greater share of total digital payments transactions, it could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

From time to time in the normal course of our business operations, we may become subject to litigation involving intellectual property, data privacy and security, consumer protection, commercial disputes and other matters that may negatively affect our operating results if changes to our business operation are required. We may also be subject to a variety of claims including product warranty, product liability, and consumer protection claims related to product defects, among other litigation. We may also be subject to claims involving health and safety, other environmental impacts, or service disruptions or failures. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. In addition, insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby adversely affecting our results of operations and resulting in a reduction in the trading price of our stock. Please see the section titled Legal Proceedings elsewhere in this Report for more details on the Company’s currently ongoing litigation.

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

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business is dependent on our strategic banking relationships to process our electronic transaction. Our business and our relationships with banking partners has been, and may in the future, be adversely impacted by these developments in ways that we cannot predict at this time. There may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

In February 2024, the Company transitioned its QuickCard product in North America away from terminal-based to app-based processing. This transition was driven by a change in our banking partner that was prompted by recent changes in the compliance environment and banking regulations impacting certain niche high-risk business verticals, which were the predominant revenue driver for QuickCard.

Management planned to recover the loss of revenues resulting from this product transition through the acceleration of business development efforts to launch the new app-based product in existing and new business verticals. However, due to continuous changes in the regulatory environment and our previous banking relationships, during the second quarter of 2024, management determined that the app-based product may not be a viable long-term solution for certain niche high-risk business verticals and made the decision to terminate the rollout of the app-based product in those specific business verticals. To address this change, the Company recently introduced a licensing product for its payments processing platform, which it believes will enable it to serve the same customer base in such verticals through a business partner with more suitable banking compliance capabilities. Revenues from the new licensing product are not expected to materialize until late 2025. Due of this strategy shift as well as a reorganization of the Company’s business to better align with management’s revised strategy, which was executed during the second quarter of 2024, the recovery of the loss of revenues resulting from this product transition is now not expected to occur until late 2025.

The decline in revenues resulting from this product transition has adversely impacted the Company’s liquidity in its North America segment in the short term. As a result, management has determined that its cash in the North America segment as of December 31, 2024, will not be sufficient to fund the segment’s operations and capital needs for the next 12 months from the date of this Report. Refer to the “Going Concern” paragraph within Note 2, Summary of Significant Accounting Policies,  of this Report for management’s response plan and further assessment.

Fluctuations in exchange rates could have a material and adverse effect on our results of operations and the value of your investment.

As much of the Company’s current operations are conducted in Europe, the Company receives a significant amount of currency in Euros from its operations, however, the Company’s reporting currency is U.S. dollars. Accordingly, fluctuations in the value of the Euro relative to the U.S. dollar could affect its results of operations due to translational remeasurements. As its international operations expand relative to its domestic operations, an increasing portion of its revenue and operating expenses will be denominated in non-US currencies. Accordingly, the Company’s revenue and operating expenses will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. If the Company is not able to successfully hedge against the risks associated with currency fluctuations, the Company’s business, financial condition and results of operations could be materially adversely affected.

Changes to U.S. tariff and import/export regulations may affect our portfolio companies, and may negatively impact our business, results of operations or financial condition.

On February 1, 2025, President Donald Trump announced the imposition of a 25% additional tariff on imports from Canada and Mexico as well as an additional 10% tariff on imports from China as part of a broader strategy to leverage access to American markets in exchange for concessions from other countries. The continued pursuit of such a strategy could result in changes to American trade policy that would negatively impact our Company by subjecting it to the material negative effects associated with aforementioned tariffs and an increasingly uncertain investment environment. For example, significant potential changes to U.S. trade policies, treaties and tariffs, create uncertainty about the future relationship between the United States and other countries. These developments may have material adverse effects on global economic conditions and the stability of global financial markets, and may significantly reduce global trade. Any of these factors could dampen economic activity and thereby limit customers’ payment processing volumes, resulting in a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us or our Company.

We are currently operating in a period of severe capital markets disruptions and economic uncertainty which could impair our Company’s financial position and operating results and affect the industries in which we conduct our business and, in turn, harm our operating results.

The U.S. and global markets have, from time to time, experienced periods of disruption due to events such as terrorist attacks; acts of war; natural disasters, such as earthquakes, tsunamis, fires, floods or hurricanes; and outbreaks of epidemic, pandemic or contagious diseases. Such events have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. In particular, the U.S. capital markets have recently experienced, and continue to experience, extreme volatility and disruption as a result of inflation, changing interest rates, the Russia-Ukraine war, conflicts in the Middle East and the possibility of an economic recession. These events are having an adverse impact on the ability of lenders to originate loans, increase funding costs, limit access to the capital markets or result in an inability for us to raise capital, which could have a material adverse effect on our business, financial condition and results of operations. Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. If sustained for a prolonged period of time, the current market conditions could result in difficulties refinancing, obtaining additional indebtedness, or raising capital necessary to sustain our business, including the cancellation of the sale of Ryvyl EU. The equity or debt capital that will be available to us in the future, if at all, may be at increased costs and on less favorable terms and conditions than what we currently experience.

Risks Related to Our Financial Position and Need for Capital

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

We have previously restated our consolidated financial statements for the quarters ended March 31, 2021, June 30, 2021, September 30, 2021, March 31, 2022, June 30, 2022, and September 30, 2022, and for the annual period ended December 31, 2021, and previously presented the effects of the restatement adjustments in the Company’s 2022 Annual Report. The restatement process was highly time and resource-intensive and involved substantial attention from management, as well as significant legal and accounting costs. Although we have completed the restatements, we cannot guarantee that we will have no further inquiries from the SEC or The Nasdaq Stock Market LLC (“Nasdaq”) regarding our restated consolidated financial statements or matters relating thereto.

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

We previously identified control deficiencies in the design and implementation of our internal control over financial reporting that constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of the period including management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our stock.

Management completed its remediation of the identified control deficiencies as of September 30, 2024, and intends to continue to take additional actions as may be deemed appropriate to further strengthen the Company’s internal control over financial reporting. However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In the future, we may identify additional material weaknesses that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate such material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

We will require additional financing to sustain or grow our operations. Raising additional capital may cause dilution to our existing stockholders and investors, restrict our operations or require us to relinquish rights to our products and/or product candidates on unfavorable terms to us.

We will need to seek additional capital through a variety of means, including through private and public equity offerings and debt financings, collaborations, strategic alliances, and marketing or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or through the issuance of shares under other types of contracts, or upon the exercise or conversion of outstanding options, warrants, convertible debt or other similar securities, the ownership interests of our stockholders will be diluted, and the terms of such financings may include liquidation or other preferences, anti-dilution rights, conversion and exercise price adjustments and other provisions that adversely affect the rights of our stockholders, including rights, preferences and privileges that are senior to those of our holders of Common Stock in terms of the payment of dividends or in the event of a liquidation. In addition, debt financing, if available, could include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends and may require us to grant security interests in our assets. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, product or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may need to curtail or cease our operations.

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

As a result of our lack of any operating history and the nature of the markets in which we compete, it is difficult for us to forecast our revenues or earnings with a high degree of certainty. As a strategic response to changes in the competitive environment, we may from time to time make certain decisions concerning expenditures, pricing, service, or marketing that could have a material and adverse effect on our business, results of operations, and financial condition. Due to the foregoing factors, our revenues and operating results are difficult to forecast.

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

Business interruptions or systems failures may impair the availability of our websites, applications, products or services, or otherwise harm our business.

Our systems and operations and those of our service providers and partners have experienced from time to time, and may experience in the future, business interruptions or degradation of service because of distributed denial-of-service and other cyberattacks, insider threats, hardware and software defects or malfunctions, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, public health crises (including pandemics), power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. The frequency and intensity of weather events related to climate change are increasing, which could increase the likelihood and severity of such disasters as well as related damage and business interruption. A catastrophic event that could lead to a disruption or failure of our systems or operations could result in significant losses and require substantial recovery time and significant expenditures to resume or maintain operations. Further, some of our systems are not fully redundant and any failure of these systems, including due to a catastrophic event, may lead to operational outages or delays. While we try to mitigate risks from outages or delays, any planning and testing may not be effective or sufficient for all possible outcomes or events. As a provider of payments solutions, we are also subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and rigorous testing of such plans, which may be costly and time-consuming to implement, and may divert our resources from other business priorities. Any of the foregoing risks could have a material adverse impact on our business, financial condition, and results of operations.

We have experienced, and expect to continue to experience, system failures, cyberattacks, unplanned outages, and other events or conditions from time to time that have and may interrupt the availability, or reduce or adversely affect the speed or functionality, of our products and services. While we continue to undertake system upgrades efforts designed to improve the availability, reliability, resiliency, and speed of our payments platform, these efforts are costly and time-consuming, involve significant technical complexity and risk, may divert our resources from new features and products, and may ultimately not be effective. A prolonged interruption of, or reduction in, the availability, speed, or functionality of our products and services could materially harm our business and financial condition. Frequent or persistent interruptions in our services could permanently harm our relationship with our customers and partners and our reputation. If any system failure or similar event results in damage to our customers or their business partners, they could seek significant compensation or contractual penalties from us for their losses. These claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

In addition, any failure to successfully implement new information systems and technologies or improvements or upgrades to existing information systems and technologies in a timely manner could lead to regulatory scrutiny, significant fines and penalties, and mandatory and costly changes to our business, adversely impact our business, internal controls, results of operations, and financial condition, and ultimately could cause us to lose existing licenses that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.

Software and hardware defects, failures, undetected errors and development delays could affect our ability to deliver our services, damage customer relations, expose us to liability and have an adverse effect on our business, financial condition and results of operations.

Our services are based on software and computing systems that may encounter development delays, and the underlying software may contain undetected errors, viruses, defects or vulnerabilities. The hardware infrastructure on which our systems run may have a faulty component or fail. Defects in our software services, underlying hardware or errors or delays in our processing of digital transactions could result in additional development costs, diversion of technical and other resources from our other development efforts and could result in loss of credibility with current or potential customers, harm to our reputation and exposure to liability claims. In instances in which we rely on third-party software, our services are occasionally affected by defects, viruses, vulnerabilities, security incidents or other failures that take place at the vendor level. Depending on the circumstances, a vendor failure could cause delays, disruption or data loss or damage, and therefore cause harm to our credibility, reputation or financial condition. In addition, our insurance may not be adequate to compensate us for all losses or failures that may occur.

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

We may employ individuals who were previously employed by companies that are developing similar products and technology, including our competitors or potential competitors. To the extent our employees are involved in research areas which are similar to those areas in which they were involved at their former employers, we may be subject to claims that such employees and/or we have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against such claims, which could result in substantial costs and be a distraction to management and which may have a material adverse effect on us, even if we are successful in defending such claims.

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

We are highly dependent on information systems and systems failures or interruption could significantly disrupt our business, which may, in turn, negatively affect our financial results and the market price of our common stock.

We depend on communications and information systems for payment-processing as well as certain third-party service providers. As our reliance on these systems has increased, so have the risks posed to these communications and information systems. Any failure or interruption in these systems, including due to (i) electrical or telecommunication outages, (ii) natural disasters such as earthquakes, tornadoes and hurricanes, (iii) disease pandemics, (iv) events arising from local or larger state political or social matters, including terrorist activities, and (v) cyberattacks could cause disruptions in our activities.

If we cannot keep pace with rapid technological developments to provide new and innovative products and services, the use of our products and services and, consequently, our revenues, could decline.

Rapid, significant, and disruptive technological changes impact the industries in which we operate, including payment technologies, internet browser technologies, artificial intelligence and machine learning, and developments in technologies supporting our regulatory and compliance obligations. We expect that new technologies applicable to the industries in which we operate will continue to emerge and may be superior to, or render obsolete, the technologies we currently use in our products and services. We cannot predict the effects of technological changes on our business, which technological developments or innovations will become widely adopted, and how those technologies may be regulated. Developing and incorporating new technologies into new and existing products and services may require significant investment, take considerable time, and may not ultimately be successful. We may rely on third parties for the development of and access to new or evolving technologies. These third parties may restrict or prevent our access to, or utilization of, those technologies, as well as their platforms or products. Our ability to develop, provide or incorporate new technologies and adapt our existing products and services or develop future and new products and services using new technologies may be limited or restricted by industry-wide standards, platform providers, payments networks, changes to laws and regulations, changing customer expectations, third-party intellectual property rights, and other factors. If we are unable to develop and incorporate new technologies and adapt to technological changes and evolving industry standards in a timely or cost-effective manner, our business, results of operations, or reputation could be harmed.

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

If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, our common stock could be delisted from Nasdaq.

Our common stock is currently listed on Nasdaq. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards of Nasdaq.

In the event that our common stock is delisted from Nasdaq and is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market established for unlisted securities, such as the OTC Markets. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

In the event that our common stock is delisted from Nasdaq, U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock because it may be considered a penny stock and thus be subject to the penny stock rules.

The SEC has adopted a number of rules to regulate a “penny stock” that restricts transactions involving stock which is deemed to be a penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 5g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or traded on Nasdaq if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares of common stock may, in the future constitute, a “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares of common stock and impede their sale in the secondary market.

A U.S. broker-dealer selling a penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to any “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

You should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

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

Governance

Board of Directors

The audit committee of our Board oversees, among other things, the adequacy and effectiveness of our internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The audit committee is informed of material risks from cybersecurity threats pursuant to the escalation criteria, as set forth in our disclosure controls and procedures. Further, at least once per year, our management team reports on cybersecurity matters, including material risks and threats, to the audit committee, and the audit committee provides updates to the Board at regular Board meetings. Our management team also provides updates annually or more frequently as appropriate to the Board.

Management

Under the oversight of the audit committee of the Board, and as directed by our Chief Executive Officer (“CEO”), the Head of IT is primarily responsible for the assessment and management of material cybersecurity risks and the Company’s annual security audits to meet the payment industry expectations. Our management team holds a regular cybersecurity and business continuity reviews to evaluate data security exposures, control effectiveness and necessary remediation actions. The Head of IT is also supported by a third-party IT consulting services provider who helps oversee our IT systems and provides cross-functional support for cybersecurity risk management and facilitates the response to any cybersecurity incidents.

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

Our audit committee is responsible for overseeing the establishment and effectiveness of controls and other procedures, including controls and procedures related to the public disclosure of material cybersecurity matters. Our Head of IT, or a delegate, informs the CEO of certain cybersecurity incidents that may potentially be determined to be material pursuant to escalation criteria set forth in our incident response plan and related processes. The CEO is also primarily responsible for advising our Chief Financial Officer regarding cybersecurity disclosures in public filings. The CEO also notifies the audit committee chair of any material cybersecurity incidents.

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

Impact of Cybersecurity Threats

Our results of operations and financial condition have not been materially affected by cybersecurity threats or incidents to date. However, to assess, identify, and manage material risks from cybersecurity threats, including as a result of previous cybersecurity incidents, we have invested and expect to continue to invest significant resources to sustain and enhance our information security and controls or to investigate and mitigate security vulnerabilities. Although we believe that we maintain a robust program of information security and controls and that none of the cybersecurity incidents that we have encountered to date have materially affected us, we cannot be certain that the security measures and procedures we have in place to detect security incidents and protect sensitive data will be successful or sufficient to counter all current and emerging risks and threats. The impact of a material cybersecurity incident involving our systems and data, or those of our clients, partners or vendors, could have a material adverse effect on our business strategy, results of operations and financial condition.

Item 2. Properties

We lease office space at four locations in the United States (California, Illinois, Massachusetts, and Florida) and two locations in the EU (Sofia, Bulgaria and Lisbon, Portugal). Our executive offices are located at 3131 Camino del Rio North, Suite 1400, San Diego, CA.

Item 3. Legal Proceedings

We are currently a party to, and may in the future be involved in, various litigation matters and legal claims. Refer to Note 14, Commitments and Contingencies, of this Report for further information.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

Our Common Stock is traded on The Nasdaq Capital Market under the symbol “RVYL.”

Holders

As of March 24, 2025, there were 8,351,086 shares of Common Stock outstanding held by approximately 219 holders of record (not including an indeterminate number of beneficial holders of stock held in street name).

Dividends

There have been no cash dividends declared on our Common Stock, and we do not anticipate paying cash dividends in the foreseeable future. Dividends are declared at the sole discretion of our Board.

Securities Authorized for Issuance under Equity Compensation Plans

The Company maintains one stock-based compensation plan, the 2023 Equity Incentive Plan (the “2023 EIP”). The 2023 EIP was adopted by our Board of Directors on September 11, 2023, and thereafter timely approved by our stockholders. The 2023 EIP was subsequently amended on October 15, 2024, and thereafter timely approved by our stockholders. As of March 24, 2025, there are 4,224,705 shares of common stock available for the grant of awards under the 2023 EIP.

Issuer Repurchases of Common Stock

On January 6, 2022, we announced that the Board approved an increase of $10 million in its share repurchase program (the “Share Repurchase Program”), providing for the repurchase of a portion of our outstanding Common Stock for up to $15 million. We did not repurchase any shares during the year ended December 31, 2024 or the year ended December 31, 2023.Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchases may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources.

Recent Issuance of Unregistered Securities

We had no sales of unregistered securities in 2024 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q other than following:

We issued a total of 88,792 unregistered shares of common stock for the year ended December 31, 2024.The shares were issued to vendors and former employees as compensation.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following results of operations are provided on a consolidated basis and by reportable segment for the years ended December 31, 2024, and 2023 (dollars in thousands):

	Year Ended December 31,
	2024		2023		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$55,998	100.0%	$65,869	100.0%	$(9,871)	(15.0)%
Cost of revenue	33,572	60.0%	40,157	61.0%	(6,585)	(16.4)%
Gross profit	22,426	40.0%	25,712	39.0%	(3,286)	(12.8)%

Operating expenses:
Advertising and marketing	95	0.2%	80	0.1%	15	19.5%
Research and development	3,848	6.9%	5,757	8.7%	(1,909)	(33.2)%
General and administrative	6,933	12.4%	8,678	13.2%	(1,745)	(20.1)%
Payroll and payroll taxes	13,836	24.7%	12,017	18.2%	1,820	15.1%
Professional fees	4,372	7.8%	7,076	10.7%	(2,703)	(38.2)%
Stock compensation expense	624	1.1%	1,853	2.8%	(1,228)	(66.3)%
Depreciation and amortization	2,264	4.0%	2,553	3.9%	(289)	(11.3)%
Impairment of goodwill	6,675	11.9%	-	N/A	6,675	N/A
Impairment of intangible assets	3,028	5.4%	-	N/A	3,028	N/A
Restructuring charges	1,636	2.9%	-	N/A	1,636	N/A
Total operating expenses	43,311	77.3%	38,014	57.7%	5,298	13.9%
Loss from operations	(20,885)	(37.3)%	(12,302)	(18.7)%	(8,584)	69.8%

Other income (expense):
Interest expense	(862)	(1.5)%	(3,340)	(5.1)%	2,478	(74.2)%
Accretion of debt discount	(2,258)	(4.0)%	(13,134)	(19.9)%	10,876	(82.8)%
Changes in fair value of derivative liability	14	0.0%	6,544	9.9%	(6,530)	(99.8)%
Derecognition expense on conversion of convertible debt	(600)	(1.1)%	(25,035)	(38.0)%	24,435	(97.6)%
Legal settlement expense	(2,064)	(3.7)%	(4,142)	(6.3)%	2,078	(50.2)%
Gain on sale of property and equipment	-	N/A %	1,069	1.6%	(1,069)	(100.0)%
Other income (expense)	970	1.7%	(2,472)	(3.8)%	3,442	(139.2)%
Total other expense, net	(4,800)	(8.6)%	(40,510)	(61.5)%	35,710	(88.2)%

Loss before provision for income taxes	(25,685)	(45.9)%	(52,812)	(80.2)%	27,126	(51.4)%
Provision for income taxes	1,140	2.0%	289	0.4%	851	294.7%
Net loss	$(26,825)	(47.9)%	$(53,101)	(80.6)%	$26,275	(49.5)%

	Year Ended December 31,
North America segment	2024	2023	$ Change	% Change
Revenue	$18,159	$48,938	$(30,779)	(62.9)%
Cost of revenue	10,766	29,742	(18,976)	(63.8)%
Segment gross profit	$7,393	$19,196	$(11,804)	(61.5)%

	Year Ended December 31,
International segment	2024	2023	$ Change	% Change
Revenue	$37,839	$16,931	$20,908	123.5%
Cost of revenue	22,806	10,415	12,391	119.0%
Segment gross profit	$15,033	$6,516	$8,517	130.7%

Revenue

We generate the majority of our revenue from the acceptance and processing of credit and debit card payments on behalf of merchants that operate principally online. We charge our customers a transaction fee that is generally calculated based on a percentage of the total transaction amount processed. We also generate revenue from banking and online payments services for which we charge fees for various activities that include, but are not limited to, incoming and outgoing payments, bank account opening, account maintenance, foreign exchange services, etc.

Total revenue for the year ended December 31, 2024, decreased by $9.9 million, or 15%, compared to the year ended December 31, 2023. At the reportable segment level, revenue in North America decreased by $30.8 million, or 62.9%, compared to the year ended December 31, 2023, while revenue in the International segment increased by $20.9 million, or 123.5%, compared to the year ended December 31, 2023. The decrease in revenue in North America was driven by the loss of revenues associated with the product transition further described in Note 2, Summary of Significant Accounting Policies. The increase in revenue in the International segment was primarily driven by the continued growth in processing volume, which increased from $1.7 billion for the year ended December 31, 2023 to $3.7 billion for the year ended December 31, 2024. The increase in processing volume is primarily attributable to the continued expansion of our ISO and partnership network and growth in our payments processing and banking-as-a-service offerings.

Cost of Revenue

Cost of revenue primarily consist of interchange and assessment fees, and various other fees paid to third-party payment processors and financial institutions. It also includes commission payments to the ISOs responsible for establishing and maintaining merchant relationships.

Total cost of revenue for the year ended December 31, 2024, decreased by $6.6 million, or 16.4%, compared to the year ended December 31, 2023. At the reportable segment level, cost of revenue in North America decreased by $19.0 million, or 63.8%, compared to the year ended December 31, 2023, while in the International segment, cost of revenue increased by $12.4 million, or 119.0%, compared to the year ended December 31, 2023. The decrease in cost of revenue in North America was consistent with the decline in revenue for the segment. The increase in cost of revenue in the International segment is primarily attributable to the increase in processing volume described in the Company’s revenue discussion above, which resulted in higher interchange and other processing fees, and commission payments to ISOs.

Operating Expenses

Operating expenses for the year ended December 31, 2024, increased by $5.3 million, or 13.9%, compared to the year ended December 31, 2023. The increase was primarily driven by the following:

●	Research and development expenses for the year ended December 31, 2024, decreased by $1.9 million or 33.2%, compared to December 31, 2023, as the Company began capitalizing a portion of internal-use software development costs during the second quarter of 2024.

●	General and administrative expenses for the year ended December 31, 2024, decreased by $1.7 million, or 20.1%, compared to December 31, 2023. This decrease was primarily due to non-recurring credit losses recorded during the year ended December 31, 2023, related to non-continuing legacy accounts.

●	Payroll and payroll taxes for the year ended December 31, 2024, increased $1.8 million, or 15.1%, compared to December 31, 2023, primarily due to strategic personnel investments in North America during the second half of 2024 as part of management’s plan to return to revenue growth in that segment, and increased headcount and higher variable compensation in the International segment to support the segment’s continued growth and expansion strategy.

●	Professional fees for the year ended December 31, 2024, decreased $2.7 million, or 38.2%, compared to December 31, 2023, primarily due to accounting, consulting, and legal fees incurred in connection with the Company’s restatement of prior period consolidated financial statements during 2023, which did not recur during 2024.

●	Stock compensation expense for the year ended December 31, 2024, decreased $1.2 million, or 66.3%, compared to December 31, 2023, primarily due to a smaller number of stock grants issued in 2024 and a lower stock price associated with grants issued.

●	Impairment of goodwill and impairment of intangible assets increased $6.7 million, or 100%, and $3.0 million, or 100%, respectively, compared to December 31, 2023, as the Company wrote-off 100% of those assets in North America during 2024. See Note 2, Summary of Significant Accounting Policies, for additional details.

●	Restructuring charges increased $1.6 million, or 100%, compared to December 31, 2023, due to the Company’s reorganization and restructuring of its business in North America during the second quarter of 2024. The restructuring charges primarily included employee severance and termination benefits, and a write-off of assets related to the Coyni brand.

Other Expense, Net

Other expense, net for the year ended December 31, 2024, decreased by $35.7 million, or 88.2%, compared to the year ended December 31, 2023. This decrease was primarily driven by the following:

●	Interest expense for the year ended December 31, 2024, decreased by $2.5 million, or 74.2%, compared to December 31, 2023, due the multiple restructurings of the convertible note during 2023, which reduced the principal balance and waived a portion of the accrued interest.

●	On a net basis, Accretion of debt discount, Changes in fair value of derivative liability, and Derecognition expense on conversion of convertible note, for the year ended December 31, 2024, decreased by $28.8 million, or 91.0%, compared to December 31, 2023. The net decrease was primarily driven by the multiple restructurings of the Company’s convertible note during 2023, with no comparable activity during 2024.

●	Legal settlement expense for the year ended December 31, 2024, decreased by $2.1 million or 50.2%, compared to December 31, 2023, due to lower and less significant legal settlements activity during 2024.

●	Gain on sale of property and equipment for the year ended December 31, 2024, decreased by $1.1 million or 100%, compared to December 31, 2023, due to the sale of a building owned by the Company’s subsidiary, Charge Savvy, during 2023 with no similar sales during 2024.

●	Other income (expense), net increased $3.4 million, or 139.2%, to income of $0.9 million for the year ended December 31, 2024 from expense of $2.5 million in the prior year, primarily due to an increase in exchange gains and interest income, and a $2.1 million of expense recorded in 2023 related to the carryover effects of the Company’s restatement of prior period consolidated financial statements, with no similar item recorded in 2024.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated working capital at December 31, 2024 was negative $8.2 million, which included cash of $2.6 million and restricted cash of $89.4 million. Historically, the Company has financed its operations with proceeds from cash from operations, the sales of equity securities, and its $100 million convertible note. Our material liquidity needs principally relate to working capital requirements and research and development expenditures.

Due to the decline in revenues resulting from the product transition further described in Note 2, Summary of Significant Accounting Policies, of this Report, the Company’s liquidity in its North America segment has been adversely impacted. As a result, management has determined that its cash in the North America segment as of December 31, 2024, will not be sufficient to fund the segment’s operations and capital needs for the next 12 months from the date of this Report.

The Company’s ability to successfully address this liquidity shortfall is contingent upon the successful execution of management’s intended plan over the next twelve months, which includes, without limitation:

●	continued execution of its accelerated business development efforts to drive volumes in diversified business verticals with the Company’s other products, including the recently launched licensing of the Company’s payments processing platform in certain niche high-risk business verticals;

●	continued implementation of cost control measures to more effectively manage spending in the North America segment and right-sizing the organization, where appropriate;

●	the sale of noncore assets;

●	continued repatriation of offshore profits from the Company’s European subsidiaries, whose continued accelerated growth and generation of positive cash flow have already provided and we believe will continue to provide, an immediate and viable short-term source of capital during this product transition (to date, the Company has repatriated approximately $17.6 million from Europe); and,

●	raising capital through a variety of means, including private and public equity offerings and debt financings.

Management has assessed that its intended plan described above, if successfully implemented, is appropriate and sufficient to address the liquidity shortfall in its North America segment and to provide funds to cover operations for the next 12 months from the date of the issuance of this Report. However, there can be no assurance that we will be successful in implementing our plan, that our projections of our future capital needs will prove accurate, or that any additional funding will be sufficient to continue our operations in the North America segment.

Cash Flow Activities

The following table shows cash flows for the periods presented (dollars in thousands):

	Years Ended December 31,
	2024	2023
Net cash provided by (used in) operating activities	$21,191	$33,161
Net cash provided by (used in) investing activities	(1,808)	2,287
Net cash used in financing activities	(241)	(3,008)
Effects of exchange rates on cash and restricted cash	(430)	44
Net increase (decrease) in cash and restricted cash	$18,712	$32,484

Cash Flows from Operating Activities

For the year ended December 31, 2024, net cash provided by operating activities was $21.2 million, primarily due to net inflows related to changes in cash due from gateways of $12.7 million, accounts payable and other current liabilities of $3.2 million, and payment processing liabilities of $14.0 million. These inflows were partially offset by a net loss of $26.8 million and non-cash expense adjustments of $17.4 million consisting primarily of depreciation and amortization, debt discount accretion, impairment of goodwill and intangible assets, and restructuring charges.

For the year ended December 31, 2023, net cash provided by operating activities was $33.2 million, primarily due net inflows related to prepaids and other current assets of $6.6 million, accounts payable and other current liabilities of $2.3 million, and payment processing liabilities of $47.9 million. There inflows were partially offset by a net loss of $53.1 million non-cash expense adjustments of $35.3 million consisting primarily of depreciation and amortization, stock compensation expense, and non-cash expenses related to the restructuring of our convertible note.

Cash Flows from Investing Activities

For the year ended December 31, 2024, net cash used by investing activities was $1.8 million, primarily due to outflows related to capitalized software development costs. For the year ended December 31, 2023, net cash provided by investing activities was $2.3 million primarily due proceeds from the sale of a building owned by the Company’s subsidiary, Charge Savvy.

Cash Flows from Financing Activities

For the year ended December 31, 2024, net cash used in financing activities was immaterial. For the year ended December 31, 2023, net cash used in financing activities was $3.0 million, due to a partial repayment of principal on our convertible note in connection with the restructuring of that note during the year.

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

Cash Due from Gateways

The Company generates the majority of its revenue from payment processing services provided to its merchant clients. When a merchant makes a sale, the process of receiving the payment card information and engaging the banks for transferring the proceeds to the merchant’s account via digital gateways, are the activities for which the Company gets to collect fees.

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

Cash due from gateways is only applicable to payment processing services provided in North America, as. Ryvyl EU has its own gateway and, therefore, similar receivables are not created.

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

Management planned to recover the loss of revenues resulting from this product transition through the acceleration of business development efforts to launch the new app-based product in existing and new business verticals. However, due to continuous changes in the regulatory environment and our previous banking relationships, during the second quarter of 2024, management determined that the app-based product may not be a viable long-term solution for certain niche high-risk business verticals and made the decision to terminate the rollout of the app-based product in those specific business verticals. To address this change, during the third quarter of 2024, the Company introduced a licensing product for its payments processing platform, which it believes will enable it to serve the same customer base in such verticals through a business partner with more suitable banking compliance capabilities. Revenues from the new licensing product are not expected to materialize until late 2025. Due of this strategy shift as well as a reorganization of the Company’s business to better align with management’s revised strategy, which was executed during the second quarter of 2024, the recovery of the loss of revenues resulting from this product transition is now not expected to occur until late 2025.

The decline in revenues resulting from this product transition has adversely impacted the Company’s liquidity in its North America segment in the short term. As a result, management has determined that its cash in the North America segment as of December 31, 2024, will not be sufficient to fund the segment’s operations and capital needs for the next 12 months from the date of this Report. Management’s intended plan over the next twelve months to address the liquidity shortfall in the North America segment includes, but is not limited to, the following:

●	continued execution of its accelerated business development efforts to drive volumes in diversified business verticals with the Company’s other products, including the recently launched licensing of the Company’s payments processing platform in certain niche high-risk business verticals;

●	continued implementation of cost control measures to more effectively manage spending in the North America segment and right-sizing the organization, where appropriate;

●	the sale of noncore assets;

●	continued repatriation of offshore profits from the Company’s European subsidiaries, whose continued accelerated growth and generation of positive cash flow have already provided and we believe will continue to provide, an immediate and viable short-term source of capital during this product transition (to date, the Company has repatriated approximately $17.6 million from Europe); and

●	raising capital through a variety of means, including private and public equity offerings and debt financings.

Management has assessed that its intended plan described above, if successfully implemented, is appropriate and sufficient to address the liquidity shortfall in its North America segment and to provide funds to cover operations for the next 12 months from the date of the issuance of this Report. However, there can be no assurance that we will be successful in implementing our plan, that our projections of our future capital needs will prove accurate, or that any additional funding will be sufficient to continue our operations in the North America segment. Refer to the “Going Concern” paragraph within Note 2, Summary of Significant Accounting Policies, of this Report for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in foreign currency exchange rates.

Foreign Currency Risk

Our consolidated financial statements are presented in U.S. dollars and we have operations internationally that are denominated in the local currency in which those operations are located, primarily the Bulgarian Lev. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. For the years ended December 31, 2024, and 2023, we recorded an other comprehensive loss of $1.7 million and $0.04 million, respectively, in connection with foreign currency translation adjustments.

As the impact of foreign currency exchange rates has historically not been material to our consolidated financial statements, we have not engaged in any foreign currency hedging strategies. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required by this item begin on page F-1 of this Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies to maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and timely communicated to management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on their evaluation as of December 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of such date.

Remediation of Material Weakness

During 2024, with the oversight of the Audit Committee of the Board of Directors, the Company executed its remediation plan to address the material weakness identified in Item 9A of its 2023 Annual Report related to not having a complete process in place to fully reconcile the transactions between its operating system (a Company-developed platform) and its general ledger system, at the individual transaction level. The Company took the following actions during the execution of its remediation plan:

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

Changes in Internal Control Over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of each of the Company’s executive officers and directors.

Name	Age	Position(s)
Executive Officers
Ben Errez	64	Chairman of the Board and Executive Vice President
Fredi Nisan	43	Director and Chief Executive Officer (Principal Executive Officer)
Zechariah Kirscher	37	Vice President Legal
George Oliva	63	Chief Financial Officer

Non-Employee Directors
Genevieve Baer	47	Director
Ezra Laniado	41	Director
David Montoya	60	Director

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

Fredi Nisan has served as a Director and our Chief Executive Office since July 2017 and has been a principal of the Company since August 2017. In May 2016, Nisan founded Firmness, LLC. Through Firmness, Nisan created “QuickCitizen,” a software program that simplifies the onboarding process for new clients of law firms specializing in immigration issues. The QuickCitizen software significantly reduced law firm’s onboarding processing time from more than three hours to approximately fifteen minutes. In January 2010, Nisan launched Brava POS, where he served as President until 2015. Brava POS provided POS systems for specialty retail companies. Nisan developed software to provide clients with solutions for issues ranging from inventory management to payroll to processing high volume transactions in the form of a cloud-based POS system. This system had the capability to manage multiple stores with centralized inventory and process sales without an internet connection, and offered a secure login for each employee, as well as including advanced inventory management and reporting, plus powerful functionality for its end users.

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

Family Relationships

The Company employs two of our CEO’s brothers, Dan and Liron Nusinovich, who are paid approximately $260,000 and $131,000 per year, respectively. There are no family relationships between any of our other directors or executive officers and any other employees or directors or executive officers.

Corporate Governance Overview

Composition of our Board of Directors

Our Board of Directors currently consists of five directors. Our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws provide that our Board of Directors can consist of not less than one director nor more than 11 directors. Our Amended and Restated Bylaws also provide that a majority of the total number of directors then in office will constitute a quorum for a meeting of the Board of Directors. At each Annual Meeting of Stockholders, directors will be elected for a one year term, until his or her successor is elected at our Annual Meeting or his or her death, resignation or removal, whichever is earliest to occur. When considering whether directors have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.

Director Independence

As our common stock is listed on the Nasdaq Capital Market, our determination of the independence of directors is made using the definition of “independent director” contained in Nasdaq Listing Rule 5605(a)(2). Our Board of Directors has affirmatively determined that each of Ms. Baer, Mr. Montoya and Mr. Laniado are “independent directors,” as that term is defined in the Nasdaq rules. Under the Nasdaq rules, our Board must be composed of a majority of “independent directors.”

Additionally, subject to certain limited exceptions, our Board’s audit, compensation, and nominating and corporate governance committees also must be composed of all independent directors.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered to be independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his capacity as a member of our audit committee, our Board of Directors, or any other committee of our Board of Directors: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Board Leadership Structure and Board’s Role in Risk Oversight

Ben Errez is our Chairman of the Board. The Chairman has authority, among other things, to preside over and set the agenda for Board of Directors meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board of Directors. We believe that the presence of three independent members of our Board of Directors ensures appropriate oversight by the Board of Directors of our business and affairs. However, no single leadership model is right for all companies and at all times. The Board of Directors recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board of Directors may periodically review its leadership structure. In addition, the Board of Directors holds executive sessions in which only independent directors are present.

Our Board of Directors is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal source of risk falls into two categories, financial and product commercialization.

Our audit committee oversees the management of financial risks; our Board of Directors regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The Board of Directors regularly reviews plans, results and potential risks related to our business, growth, and strategies. Our compensation committee oversees risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on our company.

Board Committees

The Board has established the following three standing committees: audit committee; compensation committee; and nominating and governance committee or nominating committee. Each of our independent directors, Mr. Montoya, Ms. Baer and Mr. Laniado, serves on each committee, with Mr. Montoya also serving as chairman of each committee. Our Board has adopted written charters for each of these committees. Copies of the charters are available on our website. Our Board may establish other committees as it deems necessary or appropriate from time to time.

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

Nominating Committee

The purpose of the nominating committee is to assist the Board in identifying qualified individuals to become Board members, in determining the composition of the Board, evaluating director compensation, and in monitoring the process to assess Board effectiveness.

Director Attendance at Annual Meetings of Stockholders

We do not have a formal policy regarding the attendance of directors at our annual meetings of stockholders, but we encourage all directors to make every effort to attend all annual meetings of stockholders and believe that attendance at annual meetings is just as important as attendance at Board of Directors and committee meetings.

Code of Business Conduct and Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics that applies to our directors, officers, and employees. A copy of this code is available on our website at investors.ryvyl.com/governance/charter-documents. We intend to disclose on our website any amendments to the Code of Business Conduct and Ethics and any waivers of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of the Company’s Common Stock to file reports relating to their ownership and changes in ownership of our Common Stock with the SEC. Based on a review of Forms 3, 4 and 5 and any amendments thereto filed with the SEC and stockholder reports from our transfer agent and written representations that no other reports were required, during the fiscal year ended December 31, 2024, our officers, directors and 10% or more stockholders complied with all Section 16(a) filing requirements applicable to them, except that (i) Mr. Errez filed four late Form 4s covering a total of four transactions; (ii) Mr. Nisan filed three late Form 4s covering a total of three transactions; (iii) Ms. Baer filed one late Form 4 covering one transaction; (iv) Mr. Laniado filed two late Form 4s covering a total of two transactions; and (vi) Mr. Montoya filed three late Form 4s covering a total of three transactions. The Company has requested all Section 16(a) officers provide power of attorney to the in-house legal team to ensure timely approvals and filing of Section 16(a) reports and has implemented an equity management software as of the first quarter of 2025 to assist with timely recording and reporting.

Insider Trading Policy

On February 15, 2024, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, which can be found in Exhibit 19.1 incorporated herein by reference.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes information for the fiscal years ended December 31, 2024, and 2023, concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (Principal Executive Officer) and our two most highly compensated executive officers, who continued to serve as executive officers, on December 31, 2024, other than the Principal Executive Officer , and up to two additional executive offers for whom disclosure would have been provided, but for the fact such executive officer no longer served as an executive officer, on December 31, 2024 (collectively, “Named Executive Officers”). Our Named Executive Officers in 2024 were Mr. Nisan, Mr. Errez, and Mr. Oliva. Our Named Executive Officers in 2023 were Mr. Nisan, Mr. Errez, and Mr. Wei.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Ben Errez	2024	399,010	-	29,959	-	114,633	543,602
Chairman/EVP	2023	380,000		218,585	148,127	88,920	835,632

Fredi Nisan	2024	399,000	-	29,959	-	113,070	542,029
CEO/Director	2023	380,000		217,225	148,927	21,390	767,542

Min Wei	2024	190,183	-	-	-	188,057	378,240
COO (3)	2023	320,000	160,000	158,400	157,949	33,469	829,818

George Oliva	2024	320,000	-	-	-	46,751	366,751
CFO (4)	2023	66,666	-	49,997	-	3,019	119,682

(1)	Represents the aggregate grant date fair value of restricted stock and stock option awards calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation (“ASC 718”). These amounts do not necessarily correspond to the actual value that may be recognized by the holder. Refer to Note 1, Summary of Significant Accounting Policies, of this Report for a description of the assumptions used in determining the grant date fair values of these awards.

(2)	All other compensation includes Company paid healthcare insurance premiums, compensation for board memberships, and 401(k) match. For Messrs. Errez and Nisan, as members of the Board, each of their compensation includes $90,000 in cash. For Mr. Wei, compensation includes severance compensation.

(3)	Mr. Wei joined the Company in February 2022 and resigned in June 2024.

(4)	Mr. Oliva joined the Company in October 2023.

Narrative to Summary Compensation Table

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

Equity Incentive Plan

The Company maintains one stock option plan, the 2023 Equity Incentive Plan (the “2023 EIP”). The 2023 EIP was adopted by our Board of Directors on September 11, 2023, and thereafter timely approved by our stockholders. The 2023 EIP was subsequently amended on October 15, 2024, and thereafter timely approved by our stockholders.

Share Reserve

The 2023 EIP reserved an aggregate of 5,098,262 shares of common stock available for equity incentive awards. As of March 24, 2025, the 2023 EIP has 4,224,705 shares of common stock available for new incentive awards.

If any options granted expire or terminate without being exercised, both the 2023 EIP option plans provides that the shares covered thereby are added back to the plan’s share reserve and become available for stock equity incentive option awards to other participants.

Administration

Our Board of Directors have appointed Ben Errez as administrator of the 2023 EIP. The administrator has the full power to grant options, to determine the persons eligible to receive such equity grants, and to determine the amount, type and terms and conditions of each such grants.

Eligibility

Employees, directors, or consultants of the Company or any of our affiliates, as selected from time to time by the plan administrator in its discretion, are eligible to participate in the equity incentive plan.

Types of Awards

The equity incentive plans permits the granting of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) and options that do not so qualify. Options granted under the equity incentive stock option plans will be nonstatutory options if they fail to qualify as incentive stock options or exceed the annual limit on incentive stock options. Incentive stock options may only be granted to employees of the Company and its subsidiaries. Nonstatutory options may be granted to any persons eligible to receive awards under the stock option plans.

The plan administrator shall determine the purchase price (the “option price”) for an optionee to exercise the option. For incentive stock options, the option price may not be less than 100% of the fair market value of one share of common stock on the date of grant or, in the case of an incentive stock option granted to a 10% or greater stockholder, 110% of such share’s fair market value. The term of each option will be fixed by the plan administrator and may not exceed ten (10) years from the date of grant (or five years for an incentive stock option granted to a 10% or greater stockholder). The plan administrator will determine at what time or times each option may be exercised, including the ability to accelerate the vesting of such options.

Upon exercise of an option, the option price must be paid in full (i) in cash or by check; (ii) with approval of the plan administrator, by delivery of shares of Company common stock that are beneficially owned by the optionee free of restrictions or were purchased in the open market, provided that if the shares were acquired from the Company, they have been held by the optionee for more than six months; or (iii) with such other form of legal consideration permitted by federal and state law as may be acceptable to the Board.

Equitable Adjustments

The 2023 EIP plans provides that the number of shares of common stock covered by each outstanding option, and the price per share thereof set forth in each such option, shall be proportionately adjusted for any increase or decrease in the number of issued shares of common stock resulting from a subdivision or consolidation of shares or the payment of a stock dividend, or any other increase or decrease in the number of such shares affected without receipt of consideration by the Company.

Transferability of Options

Both stock option plans provides that no option may be transferable by the optionee, except by will or by the laws of descent and distribution.

Term of the Option Plans

The 2023 EIP will expire on November 3, 2033. Although no options may be granted under the plans after such dates, the expiration will not affect the validity of outstanding options.

Amendment and Termination

The Board of Directors may, insofar as permitted by law, from time to time, with respect to any shares of common stock at the time not subject to options, suspend or terminate the 2023 EIP or otherwise revise or amend the equity incentive plan. The Board of Directors must obtain stockholder approval for any revisions that would (i) increase the number of shares subject to the plan, (ii) decrease the price at which options may be granted, (iii) materially increase the benefits to optionees, or (iv) change the class of persons eligible to receive equity grants under the plan. No amendment or termination of the equity incentive plan may alter or impair the rights and obligations under any grants outstanding without the written consent of the grantee thereunder.

Outstanding Equity Awards at Fiscal Year-End

The following table shows, for each of our Named Executive Officers, all equity awards that were outstanding as of December 31, 2024.

	Option Awards(1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable (#)	Number of Securities Underlying Unexercised Options, Not Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Fredi Nisan	8,333	-	$60.60	06/01/2026	26,667	$52,800
	301	-	133.10	06/02/2026
	818	-	36.60	10/13/2027
	53,333	26,667	2.18	11/15/2028
Ben Errez	8,333	-	60.60	06/01/2026	26,667	52,800
	301	-	133.10	06/02/2026
	818	-	36.60	10/13/2027
	53,333	26,667	2.18	11/15/2028

Neither Min Wei nor George Oliva has any equity awards outstanding as of December 31, 2024.

Non-Employee Director Compensation

The following table sets forth compensation earned by each non-employee Director who served during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Genevieve Baer	$45,000	$18,768	$63,768
Ezra Laniado	45,000	18,773	63,773
David Montoya	102,000	37,554	139,554

(1)	Represents the cash portion of annual director fees for service on the RYVYL Board.

(2)	Represents the fair value of the share awards for the year ended December 31, 2024. These amounts reflect the actual value upon vesting realized by the Board member.

Each non-employee director has entered into Board of Director Agreements (the “BOD Agreements”). Pursuant to the BOD Agreements, each non-employee director receives cash compensation in the amount of $2,500 per month. Pursuant to the BOD Agreements, each non-employee director will receive equity compensation in the form of shares of Common Stock in an amount equal to $2,500 per month. Each chairman of the independent committees receives cash compensation in the amount of $5,000 per month and equity compensation in the form of shares of Common Stock in an amount equal to $5,000 per month. Additionally, from time to time, each of the independent directors may receive awards pursuant to the Company’s Equity Incentive Plan or opt to receive cash in lieu of stock awards.

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

The Company will also provide and maintain a 10b5-1 trading plan (the “Plan”) for its Directors and employees. If such Plan is not in effect at the time each month that Mr. Montoya is granted equity (each monthly grant, an “Equity Grant”), then the Company will compensate Mr. Montoya, within three (3) business days of an such Equity Grant, with an additional cash payment in an amount equal to $3,500 (each, a “Grant Tax Payment”) until such date that the Plan is made available to Montoya. Additionally, on the date that any such Equity Grant vests (each, a “Vesting Date”), if the Grant Tax Payment is not at least fifty percent (50%) of the fair market value of on any Vesting Date (each, a “FMV Grant Value”) then the Company, within three (3) business days of any Vesting Date, shall pay Mr. Montoya the difference between (i) the FMV Grant Value and (ii) the Grant Tax Payment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth certain information with respect to the beneficially owned holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. Applicable percentage ownership is based on the 8,351,086 shares of Common Stock outstanding as of March 24, 2025.

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

Name and Address of Owner	Shares of Common Stock Owned Beneficially		Percent of Class
5% Holders
GreenBox POS LLC (1)	1,848,922		22.14%

Officers and Directors
Ben Errez (2)	2,006,932	(3)	23.85%
Fredi Nisan (4)	2,004,436	(3)	23.82%
George Oliva	8,552		*
Zechariah Kirscher (5)	53,949	(5)	*
Genevieve Baer	14,618	(6)	*
Ezra Laniado	17,334	(6)	*
David Montoya	50,571		*
Total of Officers and Directors (7 Persons)	2,307,471		27.05%

*	Less than 1%

(1)	GreenBox POS LLC (“PrivCo”) holds 1,848,922 shares of the Company’s issued and outstanding stock. PrivCo is managed by its two managing members, Ben Errez and Fredi Nisan, both of whom serve as our sole officers and directors. Messrs. Errez and Nisan each own 50% of PrivCo.

(2)	Mr. Errez owns 50% of PrivCo and therefore owns 924,461 shares held by PrivCo. As one of two managing members of PrivCo, Mr. Errez has influence over PrivCo’s entire holding of 1,848,922 shares.

(3)	Includes 62,786 fully vested options.

(4)	Mr. Nisan owns 50% of PrivCo and therefore owns 924,461 shares held by PrivCo. As one of two managing members of PrivCo, Mr. Nisan has influence over PrivCo’s entire holding of 1,848,922 shares

(5)	Includes 53,334 fully vested options.

(6)	Includes 409 fully vested options.

Item 13. Certain Relationships and Related Transactions and Director Independence

The following includes a summary of transactions since January 1, 2023 to which we have been a party in which (i) the amount involved exceeded or will exceed $120,000 or one percent (1%) of our average total assets at year-end for the last two completed fiscal years, and (ii) any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers, and stockholders.

PrivCo

The Company repurchased, in two separate repurchase transactions, each consisting of 100,000 shares of common stock, an aggregate of 200,000 shares owned by PrivCo (an entity controlled by Messrs. Errez and Nisan). In October 2022, the Board unanimously ratified these two repurchase transactions between the Company and PrivCo. The Company repurchased 100,000 shares for a price per share of $55.90 (for total proceeds to PrivCo of $5,590,000) (the “First Repurchase”) and 100,000 shares for a price per share of $8.20 (for total proceeds to PrivCo of $820,000) (the “Second Repurchase”). The First Repurchase was based on the closing price of the common stock on November 24, 2021 and took place over a number of months starting in February 2022 and ending in October 2022. The Second Repurchase was based on the closing price of the common stock on July 29, 2022 and took place in October 2022. The purpose of each of these transactions was to allow the Company to issue shares to new shareholders without increasing the Company’s shares outstanding. As of December 31, 2024, and 2023, there were 11,733 and 100,525 shares available, respectively, of the 200,000 shares of common stock under the aforementioned transactions.

Kenneth Haller

The following are certain transactions between the Company and the Haller Companies. Mr. Haller was an employee of the Company through March 31, 2022.

Sky Financial & Intelligence, LLC – Haller owns 100% of Sky Financial & Intelligence LLC (“Sky”), a Wyoming limited liability company, and serves as its sole Managing Member. Sky is a strategic merchant services company that focuses on high risk merchants and international credit card processing solutions. In 2018, Sky was using GreenBox’s QuickCard payment system as its main payment processing infrastructure, through Sky’s relationship with Mtrac. It was through this successful relationship that we came to know Haller and the Haller Network. Realizing that the Haller Network and Haller’s unique skillset was highly complementary to our business objectives, we commenced discussions to retain Haller through his consulting firm, Sky, for a senior role, directly responsible for growing GreenBox’s operations. Subsequently, in November 2018, Haller was appointed as our Senior Vice President of Payment Systems, for a monthly consulting fee of $10,000, paid to Sky (“Haller Consulting Fee”).

On March 31, 2022, the Company entered into and closed an asset purchase agreement with Sky Financial to purchase a portfolio of certain merchant accounts. The Company paid $16,000,000 in cash at closing and issued 500,000 shares of restricted common stock on May 12, 2022. As of March 31, 2022, Mr. Haller is no longer an employee of the Company. As of December 31, 2024 the Company has not received the delivery of the acquired merchant list and the associated ISO management portal access. The Company wrote-off the entire purchase price during the year ended December 31, 2022. The Company is actively pursuing its entitlements under the purchase agreement. See Note 15, Commitments and Contingencies, for additional information.

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

Mr. Nisan

The Company hired Dan Nusinovich on or about February 19, 2018 as our Development and Testing Manager and he was promoted to Vice President of Development on or about January 12, 2022. Dan is the brother of Fredi Nisan, our CEO and Director. Mr. Nusinovich is paid approximately $260,000 per year.

The Company hired Liron Nusinovich on or about July 16, 2018 as a Risk Analyst and he was promoted to Junior Product Owner on or about February 16, 2022. Mr. Nusinovich is the brother of Fredi Nisan, our CEO and Director. Mr. Nusinovich is paid approximately $131,000 per year.

Indemnification Under Articles of Incorporation and Bylaws; Indemnification Agreements

Our Bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the Nevada Revised Statutes (“NRS”), subject to certain exceptions contained in our Bylaws. In addition, our Bylaws provide that our directors will not be liable for monetary damages for breach of fiduciary duty.

Policy Regarding Related Party Transactions

Our Board of Directors adopted a written policy contained in our Code of Business Conduct and Ethics regarding transactions with related persons. As a general rule, conducting corporate business with a relative or significant other, or with a business in which a relative or significant other is associated in any significant role, should be avoided. Relatives include spouse, sister, brother, daughter, son, mother, father, grandparents, aunts, uncles, nieces, nephews, cousins, step relationships, and in-laws. Significant others include persons living in a spousal (including same sex) or familial fashion with an employee. If such a related party transaction is unavoidable, the nature of the related party transaction must be fully disclosed to our Chief Financial Officer (“CFO”). If determined to be material to the Company by the CFO, our Audit Committee must review and approve in writing in advance such related party transactions. The most significant related party transactions, particularly those involving our directors or executive officers, must be reviewed, and approved in writing in advance by the Board. We must report all such material related party transactions under applicable accounting rules, federal securities laws, SEC rules and regulations, and securities market rules. Any dealings with a related party must be conducted in such a way that no preferential treatment is given to such business.

Item 14. Principal Accounting Fees and Services

The following table presents fees paid for professional and other services rendered to the Company by Simon & Edward, LLP and KYJ, LLP in the years ended December 31, 2024, and 2023:

	Year Ended December 31,
	2024	2023
Audit Fees (1)	$228,700	$415,885
Tax Fees (2)	47,281	47,536
Total Fees	$275,981	$463,421

(1)	Consist of professional services rendered in connection with the audit and quarterly reviews of our consolidated financial statements, including audited financial statements presented in this Report for the years ended December 31, 2024, and 2023, as well as related services normally provided in connection with statutory and regulatory filings or engagements.

(2)	Consist of fees for professional services for tax compliance, tax advice and tax planning. These services include consultation on tax matters and assistance regarding federal, state, and international tax compliance.

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

c)	Exhibits:

		Incorporated by		Filed or
Exhibit		Reference		Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation, filed October 10, 2022	8-K	3.1	10/15/2022
32	Certificate of Change, filed September 6, 2023	8-K	3.1	09/06/2023
3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed November 3, 2023	8-K	3.1	11/03/2023
3.4	Amended and Restated Bylaws, adopted effective October 6, 2022	8-K	3.2	10/13/2022
4.1	Form of Base Indenture between GreenBoxPOS and Wilmington Savings Fund Society, FSB	8-K	4.1	11/03/2021
4.2	Form of First Supplemental Indenture	8-K	4.2	11/03/2021
4.3	Form of 8% Senior Convertible Note Due 2023	8-K	4.3	11/03/2021
4.4	Description of Securities	10-K	4.4	04/17/2023
4.5	Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock of RYVYL Inc.	8-K	10.3	07/26/2023
4.6	Certificate of Designations of Rights and Preferences of Series B Convertible Preferred Stock of RYVYL Inc.	8-K	10.1	12/04/2023
10.1+	Form of Board of Directors Agreement entered into on February 16, 2021, by and between the Company and each of Ms. Baer and Messrs. Caragol and Laniado	8-K	10.1	02/19/2021
10.2+	2020 Incentive and Nonstatutory Stock Option Plan	S-8	4.1	09/03/2020
10.3+	2021 Incentive and Nonstatutory Stock Option Plan	S-8	4.1	07/13/2021
10.4+	Amendment Agreement No. 1 to Share Purchase Agreement by and between GreenBox POS, and certain individuals named therein, made as of March 24, 2021.	8-K	10.1	03/31/2022
10.5	Asset Purchase Agreement, signed March 31, 2022, between GreenBox POS and Sky Financial and Intelligence, LLC	8-K	10.1	04/06/2022
10.6	Restructuring Agreement, dated August 16, 2022 between GreenBox POS and the Investor	8-K	10.1	08/16/2022
10.7	April 2021 Sublease Agreement with regard to 3131 Camino del Rio North, Suite 1400, San Diego, CA 92108	10-Q	10.3	11/15/2021
10.8	Securities Purchase Agreement, dated November 2, 2021, between GreenBoxPOS and the Investors	8-K	10.1	11/03/2021
10.9	Agreement and Waiver, dated January 28, 2022, between GreenBoxPOS and the Investor	8-K	10.1	01/31/2022
10.10	Form of First Exchange Agreement, dated July 25, 2023, between RYVYL Inc. and the Investor	8-K	10.1	07/26/2023
10.11	Form of Leak-Out Agreement	8-K	10.2	07/26/2023

		Incorporated by		Filed or
Exhibit		Reference		Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.12	Amendment No. 1 to First Exchange Agreement, dated August 18, 2023, between RYVYL Inc. and the Investor	8-K	10.12	08/18/2023
10.13	Amendment No. 2 to First Exchange Agreement, dated August 25, 2023, between RYVYL Inc. and the Investor	8-K	10.13	08/28/2023
10.14	Form of Second Exchange Agreement, dated November 27, 2023, between RYVYL Inc. and the Investor	8-K	10.1	11/28/2023
10.15	Long-Term Incentive Plan	8-K	10.1	11/21/2023
10.16	Form of Forbearance Agreement	8-K	10.1	05/20/2024
10.17	Preferred Stock Repurchase and Note Repayment Agreement, dated as of January 23, 2025	8-K	10.1	01/24/2025
10.18	Stock Purchase Agreement, dated as of January 23, 2025	8-K	10.2	01/24/2025
10.19	Escrow Agreement, dated as of January 23, 2025	8-K	10.3	01/24/2025
10.20	Termination Agreement, dated as of January 23, 2025	8-K	10.4	01/24/2025
14.1	Code of Business Conduct and Ethics	8-K	14.1	02/19/2021
19.1	Insider Trading Compliance Manual, adopted February 15, 2024	10-K	19.1	03/26/2024
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
97.1	Executive Compensation Clawback Policy, adopted November 28, 2023	10-K	97.1	03/26/2024
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RYVYL, Inc.

Date: March 28, 2025	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 28, 2025	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 28, 2025	By:	/s/ George Oliva
George Oliva
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Signature	Title	Date

/s/ Ben Errez	Executive Vice President and Chairman of the Board of Directors	March 28, 2025
Ben Errez

/s/ Genevieve Baer	Director	March 28, 2025
Genevieve Baer

/s/ Ezra Laniado	Director	March 28, 2025
Ezra Laniado

/s/ David Montoya	Director	March 28, 2025
David Montoya

RYVYL INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

RYVYL, Inc.

San Diego, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ryvyl, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity(deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company transitioned its QuickCard product in North America away from terminal-based to app-based processing on February 2024, which was then terminated on the second quarter of 2024 and the Company then decided to introduce a licensing product for its payments processing platform. This business reorganization has resulted in a significant decline in processing volume and revenue, the recovery of the loss of revenues resulting from this product transition is not expected to occur until late 2025. The loss of revenue has jeopardized its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Impairment

As described in Notes 2, 5 and 6 to the consolidated financial statements, the Company’s consolidated Goodwill balances were $18.9 and $26.8 million at December 31, 2024 and 2023, respectively.

The Company utilized the qualitative assessment when performing annual impairment of goodwill and/or long-lived assets, based on which the management concluded there were $9.7 and $0 impairment as of December 31, 2024 and 2023, respectively.

We identified impairment as a critical audit matter because the assessment is solely relied on a qualitative assessment result which involves the management’s subjective interpretation of the potential events and circumstances. Auditing these elements involved a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s interpretation in relation to the potential events and circumstances.

The primary procedures we performed to address this critical audit matter included:

●	Conducted a comprehensive walkthrough of the financial reporting cycles, specifically focusing on the procedures related to management’s annual evaluation of impairment of goodwill and/or long-lived assets or circumstances indicate.

●	Assessed the validity of management’s qualitative analysis and evaluation of pertinent events and circumstances, scrutinizing the financial data utilized in the assessment.

●	Independently recalculated the fair value of each reporting unit using the discounted cash flow method, aligning with management’s long-term strategic plan and adjusting for the Company’s current performance.

●	Further assessed impairment by comparing the net book value of assets to the Company’s market capitalization.

Modification and Conversion of Senior Convertible Note (the “Note”)

As outlined in Note 8 to the consolidated financial statements, the Company’s consolidated balance of a Note amounted to $16.7 and $15.3 million as of December 31, 2024 and 2023 following modifications made to the Note throughout the years, respectively.

The intricate accounting rules governing senior convertible note modification and conversion necessitate a detailed assessment of future cash flows, particularly considering the variable conversion price and the fair market value of the conversion both before and after modification. Incorrectly applying payment scenarios could result in a significant impact on accounting outcomes.

We identified the Note modification as a critical audit matter because the Company has amended the Note twice in a year. Auditing these elements involved complex auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Conducted a comprehensive walkthrough of the financial reporting cycles, which encompassed the handling of significant equity and financing transactions.

●	Evaluated the expertise of the specialist engaged by the Company to assess the impact of the Note modification. This assessment involved scrutinizing the reasonableness of assumptions made, considering the Company’s historical stock prices, operational performance, third-party market data, and ensuring consistency with evidence obtained elsewhere in the audit.

●	Assessed the accounting treatment of the Note modification in accordance with ASC 470 and ASC 815 while also recalculating the cash flow used for 10% testing.

●	Assessed the accuracy of accounting entries based on the outcomes of the assessment, including the validation of principal repayment and principal conversion entries made upon modification

●	Verified the recognition of the Note by scrutinizing the input of the amortization schedule and recalculating said schedule to ensure accuracy.

/s/ Simon & Edward, LLP

We have served as the Company’s auditor since 2022.

Rowland Heights, CA

March 28, 2025

RYVYL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$2,599	$12,180
Restricted cash	89,432	61,138
Accounts receivable, net of allowance for credit losses of $206 and $23, respectively	1,076	859
Cash due from gateways, net of allowance of $89 and $2,636, respectively	88	12,834
Prepaid and other current assets	2,189	2,854
Total current assets	95,384	89,865

Non-current Assets:
Property and equipment, net	165	306
Goodwill	18,856	26,753
Intangible assets, net	1,802	5,059
Operating lease right-of-use assets, net	3,425	4,279
Other assets	2,644	2,403
Total non-current assets	26,892	38,800
Total assets	$122,276	$128,665

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	$3,515	$1,819
Accrued liabilities	8,146	5,755
Payment processing liabilities, net	90,802	76,772
Current portion of operating lease liabilities	839	692
Other current liabilities	240	504
Total current liabilities	103,542	85,542
Long term debt, net of debt discount of $1,556 and $3,906, respectively	17,363	15,912
Operating lease liabilities, less current portion	2,863	3,720
Total liabilities	123,768	105,174

Stockholders’ Equity/(Deficit):
Preferred stock, Series B, par value $0.01, 5,000,000 shares authorized; 53,499 and 55,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	1	1
Common stock, par value $0.001, 100,000,000 shares authorized; 8,032,318 and 5,996,948 shares issued and outstanding at December 31, 2024 and 2023, respectively	8	6
Additional paid-in capital	179,157	175,664
Accumulated other comprehensive income	(1,251)	401
Accumulated deficit	(179,407)	(152,581)
Total stockholders’ (deficit)/equity	(1,492)	23,491
Total liabilities and stockholder’s (deficit)/equity	$122,276	$128,665

The accompanying notes are an integral part of these audited financial statements.

RYVYL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue	$55,998	$65,869
Cost of revenue	33,572	40,157
Gross profit	22,426	25,712

Operating expenses:
Advertising and marketing	95	80
Research and development	3,848	5,757
General and administrative	6,933	8,678
Payroll and payroll taxes	13,836	12,017
Professional fees	4,372	7,076
Stock compensation expense	624	1,853
Depreciation and amortization	2,264	2,553
Impairment of goodwill	6,675	-
Impairment of intangible assets	3,028	-
Restructuring charges	1,636	-
Total operating expenses	43,311	38,014

Loss from operations	(20,885)	(12,302)

Other income (expense):
Interest expense	(862)	(3,340)
Accretion of debt discount	(2,258)	(13,134)
Changes in fair value of derivative liability	14	6,544
Derecognition expense on conversion of convertible debt	(600)	(25,035)
Legal settlement expense	(2,064)	(4,142)
Gain on sale of property and equipment	-	1,069
Other income (expense), net	970	(2,472)
Total other expense, net	(4,800)	(40,510)

Loss before provision for income taxes	(25,685)	(52,812)
Income tax provision	1,140	289
Net loss	$(26,825)	$(53,101)

Comprehensive income statement:
Net loss	$(26,825)	$(53,101)
Foreign currency translation (loss) gain	(1,652)	44
Total comprehensive loss	$(28,477)	$(53,057)

Net loss per share:
Basic and diluted	$(4.01)	$(10.11)
Weighted average number of common shares outstanding:
Basic and diluted	6,694,165	5,251,852

The accompanying notes are an integral part of these audited financial statements.

RYVYL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

(In thousands, except share data)

	Common Stock		Preferred Stock		Additional	Other Accumulated Comprehensive		Total
	Shares	Amount	Series B Shares	Amount	Paid In Capital	Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2023	5,996,948	$6	55,000	$1	$175,664	$401	$(152,581)	$23,491

Issuance of common stock under equity incentive plans	17,804	-	-	-	45	-	-	45

Issuance of restricted common stock under equity incentive plans	70,936	-	-	-	635	-	-	635

Issuance of restricted common stock for compensation	88,792	-	-	-	182	-	-	182

Issuance of common stock upon exercise of stock options	6,218	-	-	-	26	-	-	26

Common stock issued for conversion of convertible debt	823,294	1	-	-	1,416	-	-	1,417

Common stock issued for conversion of Preferred B stock	1,109,036	1	(1,501)	-	(1)	-	-	-

Shares cancelled in connection with the net settlement of vested restricted stock awards	(80,710)	-	-	-	(209)	-	-	(209)

Capital contributions	-	-	-	-	1,399	-	-	1,399

Net loss and comprehensive loss	-	-	-	-	-	(1,652)	(26,825)	(28,477)

Balance at December 31, 2024	8,032,318	$8	52,999	$1	$179,157	$(1,251)	$(179,407)	$(1,492)

	Common Stock				Treasury Stock				Preferred Stock		Additional	Other Accumulated Comprehensive		Total Stockholders’
	Shares	Amount	To be Issued	Amount	To be returned	Amount	Shares	At Cost	Series B Shares	Amount	Paid In Capital	Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2022	4,972,736	$5	175,392	$-	(13,689)	$(7)	-	$-	-	-	$97,494	$357	$(99,772)	$(1,923)

Common stock issued to employees for compensation	303,015	-	-	-	-	-	-	-	-	-	1,555	-	-	1,555

Common stock issued for conversion of convertible debt	527,172	1	-	-	-	-	-	-	-	-	2,514	-	-	2,515

Common stock issued for interest on convertible debt	176,130	-	(175,392)	-	-	-	-	-	-	-	5	-	-	5

Restricted common stock issued for compensation	23,820	-	-	-	-	-	-	-	-	-	129	-	-	129

Shares forfeited	(26,683)	-	-	-	-	-	-	-	-	-	(167)	-	-	(167)

Issuance for rounding of fractional shares due to reverse stock split	34,430	-	-	-	-	-	-	-	-	-	-	-	-	-

Issuance of Series B convertible preferred stock for conversion of convertible debt	-	-	-	-	-	-	-	-	55,000	1	74,141	-	-	74,142

Carryover effects of financial statement restatements in prior periods	-	-	-	-	-	-	-	-	-	-	-	-	292	292

Shared returned or cancelled	(13,672)	-	-	-	13,689	7	-	-	-	-	(7)	-	-	-

Net loss and comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	44	(53,101)	(53,057)

Balance at December 31, 2023	5,996,948	$6	-	$-	-	$-	-	$-	55,000	$1	$175,664	$401	$(152,581)	$23,491

The accompanying notes are an integral part of these audited financial statements.

RYVYL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(26,825)	$(53,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,264	2,553
Noncash lease expense	143	350
Stock compensation expense	624	1,853
Restricted common stock issued for compensation	182	-
Accretion of debt discount	2,258	13,134
Derecognition expense on conversion of convertible debt	600	25,035
Changes in fair value of derivative liability	(14)	(6,544)
Gain on sale of property and equipment	-	(1,069)
Impairment of goodwill	6,675	-
Impairment of intangible assets	3,028	-
Restructuring charges	1,636	-
Changes in assets and liabilities:
Accounts receivable, net	(155)	297
Prepaid and other current assets	664	6,568
Cash due from gateways, net	12,684	(5,407)
Other assets	(160)	(1,183)
Accounts payable	1,695	189
Accrued and other current liabilities	1,497	2,080
Accrued interest	366	546
Payment processing liabilities, net	14,029	47,860
Net cash provided by operating activities	21,191	33,161

Cash flows from investing activities:
Purchases of property and equipment	(47)	(108)
Logicquest Technology acquisition	-	(225)
Proceeds from sale of property and equipment	-	2,620
Capitalized software development costs	(1,647)	-
Purchase of intangibles	(114)	-
Net cash (used in) provided by investing activities	(1,808)	2,287

Cash flows from financing activities:
Treasury stock purchases	-	7
Repayments of convertible debt	-	(3,000)
Repayments on long-term debt	(12)	(15)
Tax withholdings related to net settlement of equity awards	(229)	-
Net cash used in financing activities	(241)	(3,008)

Effect of exchange rates in cash and restricted cash	(430)	44
Net increase (decrease) in cash and restricted cash	18,712	32,484

Cash and restricted cash – beginning of period	73,318	40,834

Cash and restricted cash – end of period	$92,030	$73,318

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$300	$2,709
Income taxes	$848	$199

Non-cash financing and investing activities:
Convertible debt conversion to preferred stock	$900	$64,600
Convertible debt conversion to common stock	$-	$1,650
Interest accrual from convertible debt converted to preferred stock	$-	$1,703
Interest accrual from convertible debt converted to common stock	$-	$4

The accompanying notes are an integral part of these audited financial statements.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Basis of Presentation

Organization

RYVYL Inc. (“RYVYL”) is a financial technology company that develops software platforms and tools that are focused on providing global payment acceptance and disbursement capabilities. RYVYL’s strategy is rooted in our mission to transform the global payments landscape through technology-driven, customer-centric, and compliance-focused financial solutions. Our first-generation product, QuickCard, was originally developed to facilitate payment processing for predominantly cash-based businesses in certain niche high-risk business verticals. It was a comprehensive physical and virtual payment card processing management system that offered a cloud-based network interface, merchant management, and point-of-sale (POS) connectivity to facilitate noncash payment methods such as credit cards, debit cards and prepaid gift cards, and to subsequently disburse those funds electronically to merchants upon request. In early 2024, in response to evolving changes in the compliance environment and banking regulations, the Company began transitioning QuickCard to a fully virtual, app-based product. In mid-2024, the Company further transitioned its QuickCard product from a direct offering to a licensing model, whereby partners with more suitable compliance capabilities could license the platform from the Company and offer its payments processing capabilities in the same business verticals the Company previously served directly.

As the global fintech industry continues to evolve, it has become evident that there is a need for a fully integrated platform that can seamlessly support multiple types of offerings on a global scale. We believe our second-generation platform, NEMS Core, provides a compelling solution to fill that product void. As a dual-sided platform, NEMS Core is designed to support both acquiring and disbursement services within a unified infrastructure. This end-to-end platform enables businesses to seamlessly accept payments from customers while efficiently distributing funds to vendors, employees, and partners worldwide. Unlike traditional single-function payment systems that often face limitations in adapting to dynamic market demands, RYVYL’s dual-sided platform offers a flexible, agile, and robust architecture. It streamlines the entire transaction lifecycle, from payment initiation to settlement, providing businesses with a competitive advantage in an increasingly interconnected and digital financial environment.

The Company operates through distinct business segments designed to meet the diverse and evolving needs of global markets. Our business is strategically structured around two primary geographic regions - Europe and North America - each offering complementary product and service portfolios that encompass payment processing, treasury management, acquiring, issuing, and Electronic Money Institution (“EMI”) services. Our business segments are interconnected through shared technology platforms, unified compliance frameworks, and collaborative global partnerships. This integration enables us to capitalize on synergies across regions, optimize resource allocation, and drive innovation that resonates across all markets in which we operate.

Name Change

On May 3, 2018, PubCo formally changed its name to GreenBox POS LLC, then subsequently changed its name to GreenBox POS on December 13, 2018. On October 13, 2022 GreenBox POS changed its name to RYVYL Inc. (“RYVYL”). Unless the context otherwise requires, all references to “the Company,” “we,” “our”, “us” and “PubCo” refer to RYVYL Inc. Additionally, unless the context otherwise requires, all references to “PrivCo” or the “Private Company” refer to GreenBox POS LLC, a limited liability company, formed in the state of Washington.

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

Management planned to recover the loss of revenues resulting from this product transition through the acceleration of business development efforts to launch the new app-based product in existing and new business verticals. However, due to continuous changes in the regulatory environment and our previous banking relationships, during the second quarter of 2024, management determined that the app-based product may not be a viable long-term solution for certain niche high-risk business verticals and made the decision to terminate the rollout of the app-based product in those specific business verticals. To address this change, during the third quarter of 2024, the Company introduced a licensing product for its payments processing platform, which it believes will enable it to serve the same customer base in such verticals through a business partner with more suitable banking compliance capabilities. Revenues from the new licensing product are not expected to materialize until late 2025. Due of this strategy shift as well as a reorganization of the Company’s business to better align with management’s revised strategy, which was executed during the second quarter of 2024, the recovery of the loss of revenues resulting from this product transition is now not expected to occur until late 2025.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The decline in revenues resulting from this product transition has adversely impacted the Company’s liquidity in its North America segment in the short term. As a result, management has determined that its cash in the North America segment as of December 31, 2024, will not be sufficient to fund the segment’s operations and capital needs for the next 12 months from the date of this Report. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon the successful execution of management’s intended plan over the next twelve months to improve the liquidity of its North America segment, which includes, without limitation:

●	continued execution of its accelerated business development efforts to drive volumes in diversified business verticals with the Company’s other products, including the recently launched licensing of the Company’s payments processing platform in certain niche high-risk business verticals;

●	continued implementation of cost control measures to more effectively manage spending in the North America segment and right-sizing the organization, where appropriate;

●	the sale of noncore assets;

●	continued repatriation of offshore profits from the Company’s European subsidiaries, whose continued accelerated growth and generation of positive cash flow have already provided and will continue to provide, an immediate and viable short-term source of capital during this product transition (to date, the Company has repatriated approximately $17.6 million from Europe); and

●	raising capital through a variety of means, including private and public equity offerings and debt financings.

Management has assessed that its intended plan described above, if successfully implemented, is appropriate and sufficient to address the liquidity shortfall in its North America segment and to provide funds to cover operations for the next 12 months from the date of the issuance of this Report. However, there can be no assurance that we will be successful in implementing our plan, that our projections of our future capital needs will prove accurate, or that any additional funding will be sufficient to continue our operations in the North America segment. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Restricted Cash

Cash consist of cash on hand and cash on deposit with banks. Restricted cash substantially consists of cash received from gateways for merchant transactions processed, which has yet to be distributed to merchants, ISOs and their agents at the end of the period.

Cash Due from Gateways, Net

The Company generates the majority of its revenue from payment processing services provided to its merchant clients. When a merchant makes a sale, the process of receiving the payment card information and engaging the banks for transferring the proceeds to the merchant’s account via digital gateways, are the primary activities for which the Company gets to collect fees. Cash due from gateways represent amounts due to the Company for transactions processed but not yet distributed by the gateways.

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

Cash due from gateways is only applicable to payment processing services provided in North America, as. Ryvyl EU has its own gateway and, therefore, similar receivables are not created.

Payment Processing Liabilities

Payment processing liabilities principally represent funds collected from acquiring transactions that are due to merchants and ISOs, net of amounts earned by the Company on those transactions. It also includes net amounts owed to merchants and ISOs in connection with acquiring transactions processed but which have yet to be received from our third-party gateways. These liabilities are secured by funds held in restricted cash accounts and are presented as Restricted cash in the consolidated balance sheets.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company generates the majority of its revenue from payment processing services. Payment processing services revenue is typically based on a percentage of the value of each transaction processed and/or upon fixed amounts specified for each transaction or service. The Company satisfies its performance obligations and, therefore, recognizes the processing fees as revenue at a point in time, upon the authorization of a merchant sale transaction. The Company also generates revenue from banking services, which primarily include incoming and outgoing ACH and wire transfer transactions. For these transactions, we typically charge specified fees on a per transaction basis, which may vary from customer to customer. The Company satisfies its performance obligation related to these transactions at a point in time, upon the authorization of the transaction in the Company’s payments platform.

Research and Development Costs

Research and development costs primarily consist of salaries and benefits for research and development personnel and outsourced contracted services, as well as associated supplies and materials. These costs are expensed as incurred.

Internal-use Software Development Costs

Internal-use software development costs consist of the costs related to outsourced consultants who are directly associated with and who devote time to creating and enhancing internally developed software for the Company’s platforms. Internal-use software development activities generally consist of three stages: (i) the preliminary project stage, (ii) the application development stage, and (iii) the postimplementation-operation stage. In accordance with ASC 350-40, Internal Use Software, costs incurred in the preliminary and postimplementation-operation stages of software development are expensed as incurred. Costs incurred in the application development stage, including significant enhancements and upgrades, are capitalized. Capitalized internal-use software development costs are included within intangible assets, net on the consolidated balance sheets, and are amortized on a straight-line basis over an estimated useful life of three years upon the software or additional features being ready for their intended use.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable, Net

Accounts receivable primarily consist of amounts recorded in connection with the sale of payment processing terminals and related accessories. Accounts receivable are recorded at invoiced amounts, net of an allowance for credit losses, and do not bear interest. In accordance with Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), the Company measures its allowance for credit losses using an expected credit loss model that reflects the Company’s current estimate of expected credit losses inherent in the enterprise and the accounts receivable balance. In determining the expected credit losses, the Company considers its historical loss experience, the aging of its accounts receivable balance, current economic and business conditions, and anticipated future economic events that may impact collectability. The Company reviews its allowance for credit losses periodically and, as needed, amounts are written-off when determined to be uncollectible. As of December 31, 2024, and 2023, the allowance for credit losses was immaterial.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of inventory and deposits made by our European subsidiaries with credit card companies.

Property and Equipment, Net

Property and equipment primarily consist of computer equipment and furniture and fixtures. Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to eight years. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income for the period.

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

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s policy is to perform its annual impairment test of goodwill as of December 31 of each fiscal year or more frequently if indicators of impairment are identified. Based on the most recent impairment assessment, performed as of June 30, 2024, the Company previously recorded an impairment charge of $6.7 million or one hundred percent (100%) of the goodwill balance related to its North America operating unit. As of December 31, 2024, no impairment indicators were identified that would warrant an updated impairment assessment on the remaining balance of goodwill and, as such, no additional adjustment was required.

Intangible assets consist of acquired customer relationships and business intellectual properties. In accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill, the Company’s intangible assets are amortized over their estimated useful lives, ranging from two to five years, using the straight-line method. Intangible assets amortized under ASC 350-30 must be reviewed for impairment when indicators of impairment are present, in accordance with ASC 360-10. As of December 31, 2024, management determined that an impairment assessment over intangible assets held in the North America operating unit was required. Based on that assessment, management determined that the carrying value of the Company’s intangible assets in North America was not recoverable and recorded an impairment of $3.0 million or one hundred percent of the carrying balance as of December 31, 2024.

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

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As of December 31, 2024, and 2023, the Company has a full valuation allowance on its deferred tax assets.

Net Loss Per Share

The Company’s basic net loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss available to common shareholders by the weighted-average number of shares of common stock outstanding, adjusted for the dilutive effect of all potential shares of common stock. For the years ended December 31, 2024, and 2023, the Company’s diluted net loss per share is the same as the basic net loss per share, since there are no common stock equivalents outstanding that would have a dilutive effect.

Segment Reporting

The Company reports its segments to reflect the manner in which its CODM reviews and assesses performance. The Company’s CODM is its CEO. The primary financial measures used by the CODM to evaluate the performance of its segments and allocate resources to them are revenue and gross profit.

The Company has two reportable segments: North America and International. The CODM uses segment revenue and gross profit for each segment during the annual budgeting and forecasting process. Further, the CODM uses segment revenue and gross profit as the metrics to assess the business trajectory of each segment on a quarterly basis, and to make investment decisions and allocate operating resources to each segment. The CODM does not evaluate performance or allocate resources based on segment asset data. Assets are reviewed on a consolidated basis. As such, segment asset data is not provided.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 aims to simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. ASU 2020-06 also simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity and amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. Early adoption is permitted for fiscal years beginning after December 15, 2020. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods therein. The adoption of the new guidance, effective January 1, 2024, did not have an impact on the financial condition, results of operations, cash flows and disclosures of the Company.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments expand segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM, the amount and description of other segment items, permits companies to disclose more than one measure of segment profit or loss, and requires all annual segment disclosures to be included in the interim periods. The amendments do not change how an entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. The Company adopted this guidance effective for the annual reporting period beginning January 1, 2024, and has applied the guidance retrospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures. Refer to Note 15, Segment Reporting, for further details.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024 03”), and in January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the effect of adopting the new disclosure requirements.

3. Acquisitions

Logicquest Technology, Inc.

In April 2023, the Company executed a purchase agreement for 99.4 million shares of restricted common stock of Logicquest Technology, Inc., a Nevada corporation (“Logicquest”) representing ownership of 99.1% of Logicquest, 48 shares of Series C Convertible Non-Redeemable Preferred Stock of Logicquest, and 10 shares of Series D Convertible Non-Redeemable Preferred Stock of Logicquest, in exchange for an aggregate purchase price of $225,000. Logicquest was a shell company (as defined in Rule 12b-2 of the Exchange Act) quoted on the Over-the-Counter Pink Open Market under the symbol “LOGQ” and is required to file reports and other information with the SEC pursuant to the Exchange Act. In June 2023, the Company merged the assets of Coyni, Inc., a wholly-owned subsidiary of the Company, and Logicquest, with Logicquest as the surviving entity. Subsequently, Logicquest changed its name to Coyni, Inc. (“Coyni PubCo”). In the fourth quarter of 2023, the Company amended the share purchase agreement to reflect 98 million shares of restricted common stock of Logicquest, 48 shares of Series C Convertible Non-Redeemable Preferred Stock of Logicquest, and 10 shares of Series D Convertible Non-Redeemable Preferred Stock of Logicquest, in exchange for an aggregate purchase price of $225,000. In accordance with ASC 805, Business Combinations, this transaction was accounted for as an asset acquisition and the acquired assets are included in the consolidated financial statements of the Company as of December 31, 2024.

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

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment, Net

The following table details property and equipment, less accumulated depreciation (dollars in thousands):

	December 31,
	2024	2023
Computers and equipment	$288	$276
Furniture and fixtures	135	152
Improvements	186	171
Total property and equipment	609	599
Less: accumulated depreciation	(444)	(293)
Net property and equipment	$165	$306

Depreciation expense was $0.2 million and $0.2 million for the years ended December 31, 2024, and 2023, respectively. During the year ended December 31, 2023, the Company’s subsidiary, Charge Savvy, sold a building it owned and recognized a gain on sale of $1.1 million.

5. Goodwill

The following table summarizes goodwill activity and balances by reportable segment (dollars in thousands):

	North America	International	Consolidated
Goodwill - December 31, 2023	$6,675	$20,078	$26,753
Goodwill Acquired	-	-	-
Goodwill Impairment	(6,675)	-	(6,675)
Adjustments (1)	-	(1,222)	(1,222)
Goodwill – December 31, 2024	$-	$18,856	$18,856

(1)	The adjustments to goodwill pertain to foreign currency translation adjustments, which totaled negative $1.2 million for the twelve months ended December 31, 2024.

6. Intangible Assets, Net

The following table details intangible assets (dollars in thousands):

		December 31, 2024			December 31, 2023
Intangible Assets	Amortization Period	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	2-5 years	$7,812	$(7,762)	$50	$7,812	$(4,100)	$3,712
Business technology/IP	5 years	2,765	(2,657)	108	2,675	(1,328)	1,347
Capitalized internal-use software	3 years	1,648	(4)	1,644	-	-	-
Total intangible assets		$12,225	$(10,423)	$1,802	$10,487	$(5,428)	$5,059

Amortization expense was $2.1 million and $2.4 million for the years ended December 31, 2024, and 2023, respectively. Additionally, during the year ended December 31, 2024, the Company recorded an impairment charge of $3.0 million or 100% of its intangible assets in North America.

The estimated future amortization expense related to intangible assets as of December 31, 2024, is as follows (dollars in thousands):

Year	Amount
2025	$580
2026	640
2027	568
2028	14
2029	-
Total	$1,802

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Accrued Liabilities

The following table details the balance in accrued liabilities (dollars in thousands):

	December 31,
	2024	2023
Accrued gateway fees	$-	$2,356
Payroll related accruals	2,613	1,235
Accrued legal and professional fees	886	1,342
Accrued legal settlements	2,467	-
Accrued taxes	110	528
Accrued convertible note interest	366	-
Other	1,704	294
Total accrued liabilities	$8,146	$5,755

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt, Net

The following table summarizes the Company’s debts as of December 31, 2024, and 2023 (dollars in thousands):

	December 31,
	2024	2023
$100,000,000 8% senior convertible note, due April 5, 2026	$18,300	$19,200
Less: Unamortized debt discount	(1,555)	(3,906)
Net carrying value	16,745	15,294

$149,900 Economic Injury Disaster Loan (EIDL), interest rate of 3.75%, due June 1, 2050	155	146
$500,000 EIDL, interest rate of 3.75%, due May 8, 2050	475	487
Total debt	17,375	15,927

Less: current portion	(12)	(15)
Long-term debt, net	$17,363	$15,912

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

First Exchange Agreement

On July 25, 2023, the Company entered into an Exchange Agreement (the “First Exchange Agreement”) under which the Company and the Investor agreed to exchange (the “Series A Exchanges”), in two separate exchanges, an aggregate of $22.7 million of the outstanding principal and interest under the Note for 15,000 shares of a newly authorized series of preferred stock of the Company designated as Series A Preferred Convertible Stock (the “Series A Preferred Stock”), the terms of which are set forth in a Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock of RYVYL Inc. (the “Series A Certificate of Designations”), which the Company filed with the Nevada Secretary of State prior to the initial issuance of the Series A Preferred Stock. The Series A Preferred Stock is further described in Note 9, Convertible Preferred Stock. As part of the First Exchange Agreement, the Company also agreed to allow for the conversion of up to an additional $9.0 million of principal (together with any accrued and unpaid interest thereon) of the Note at a conversion price equal to 97.5% of the lower of (x) the then in effect conversion price and (y) the lowest volume weighted average price of the Company’s common stock during the five trading days immediately prior to such conversion; and the Investor agreed to waive any interest that would otherwise accrue on the Note during the period commencing on April 1, 2023 through, and including, December 31, 2023.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 31, 2023, pursuant to the terms of the First Exchange Agreement, the Company closed the initial exchange (the “Initial Series A Exchange”) and issued 6,000 shares of Series A Preferred Stock in exchange for $4.3 million of the outstanding principal balance of the Note and $1.7 million of accrued interest. Additionally, upon satisfaction of all applicable closing conditions, including, without limitation, the Company having obtained any stockholder approval required for the consummation of the transactions and the issuance of the common stock issuable upon the conversion of all of the shares of Series A Preferred Stock (unless waived by the applicable other party), in the final exchange (the “Final Series A Exchange”), the parties agreed to exchange the remaining $16.7 million of the outstanding principal balance subject to the Series A Exchanges for 9,000 shares of Series A Preferred Stock on a date mutually agreed to by the Company and the Investor. The Company determined that the parties’ obligation to exchange the remaining $16.7 million of the outstanding principal balance subject to the Series A Exchanges for 9,000 shares of Series A Preferred Stock in the Final Series A Exchange represents an embedded conversion feature that does not require bifurcation and separate valuation because it would not meet the definition of a derivative, if freestanding, under ASC 815, Derivatives and Hedging (“ASC 815”), as net settlement could not be achieved.

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

Second Exchange Agreement

Under the terms of the First Exchange Agreement, a final closing was to be held upon which the Investor was to exchange an additional $16.7 million of principal of the Note into 9,000 shares of Series A Preferred Stock (the “Unissued Series A Preferred Stock”) which shares of Unissued Series A Preferred Stock were convertible into shares of common stock, in accordance with the terms of the Series A Certificate of Designations.

On November 27, 2023, the Company entered into an Exchange Agreement (the “Second Exchange Agreement”) with the Investor under which the Company and the Investor agreed to exchange (the “Series B Exchange”), (i) all of the existing shares of Series A Preferred Stock issued to the Investor in the Initial Series A Exchange, (ii) the right to exchange the shares of Unissued Series A Preferred Stock for an additional $16.7 million of principal of the Note, and (iii) $60.3 million of the outstanding principal under the Note for 55,000 shares of a newly authorized series of preferred stock of the Company designated as Series B Preferred Convertible Stock (the “Series B Preferred Stock,” and collectively with the Series A Preferred Stock, the “Preferred Stock”),”), the terms of which are set forth in a Certificate of Designations of Rights and Preferences of Series B Convertible Preferred Stock of RYVYL Inc. (the “Series B Certificate of Designations”), which the Company filed with the Nevada Secretary of State prior to the initial issuance of any shares of Series B Preferred Stock. The Series B Preferred Stock is further described in Note 9, Convertible Preferred Stock. As additional consideration for the Series B Exchange, the Company has also agreed to make a cash payment to the Investor in the amount of $3.0 million. As part of the Second Exchange Agreement, the Investor also agreed to forbear from requiring the repayment of the Note (to the extent such repayment obligation arises solely as a result of the occurrence of the maturity date and not with respect to any event of default or redemption rights in the Note or pursuant to the Indenture (as such term is defined in the Second Exchange Agreement)) during the period commencing on November 5, 2024 through, and including, April 5, 2025; and to extend the waiver of payment of interest under the Note through July 1, 2024.

The Company analyzed the changes made to the Note under the Second Exchange Agreement under ASC 470-50 to determine if extinguishment accounting was applicable. Under ASC 470-50-40-10, a modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date is always considered substantial and requires extinguishment accounting. Since the Second Exchange Agreement eliminated a substantive conversion option (the parties’ obligation to exchange the remaining $16.7 million of outstanding principal balance subject to the Series A Exchange for 9,000 shares of Series A Preferred Stock in the Final Series A Exchange), the Company determined that extinguishment accounting was applicable. In accordance with the extinguishment accounting guidance, the Company recorded a loss on extinguishment of $22.5 million which represents the difference between (a) the fair value of the modified Note, the fair value of the 55,000 shares of Series B Preferred Stock issued in the Series B Exchange, and the $3.0 million cash payment made to the Investor, and (b) the carrying amount of the Note, the fair value of the bifurcated embedded derivative immediately prior to giving effect to the Second Exchange Agreement, and the fair value of the existing shares of Series A Preferred Stock issued to the Investor in the Initial Series A Exchange forfeited to the Company by the Investor.

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

During the year ended December 31, 2022, the Investor converted $8.55 million of the outstanding Note principal balance into 598,695 shares of the Company’s common stock at a weighted average conversion price of $1.43. In addition, the Company paid the Investor $6.9 million in January 2022 in exchange for cancellation of $6.0 million of the outstanding principal balance. During the year ended December 31, 2023, the Investor converted $1.65 million of the outstanding Note principal balance into 527,910 shares of the Company’s common stock at a weighted average conversion price of $1.18. During the year ended December 31, 2024, the Investor converted $0.9 million of the outstanding Note principal balance into 823,294 shares of the Company’s common stock at a weighted average conversion price of $1.10.

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

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the original terms of the Note, since during the fiscal quarter ending March 31, 2022, the Company (i) failed to process at least $750 million in transaction volume or (ii) had revenue that was less than $12 million, the Note’s fixed conversion price then in effect exceeded the greater of (x) the Note’s $1.67 floor and (y) 140% of the market price as of April 1, 2022 (the “Adjustment Measuring Price”), on April 1, 2022, the fixed conversion price automatically adjusted to the Adjustment Measuring Price.

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

Change of Control Redemption Right

In connection with a change of control of the Company, the holder may require us to redeem in cash, all or any portion, of the Note at a 15% redemption premium to the greater of the face value, the equity value of our Common Stock underlying the Note, and the equity value of the change of control consideration payable to the holder of our common stock underlying the Note.

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

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The equity value of the Company’s common stock underlying the Note is calculated using the greatest closing sale price of the Company’s common stock on any trading day during the period commencing on the date immediately preceding such date the Company notifies the applicable holder of such redemption election and the date the Company makes the entire payment required.

The following is a rollforward of the senior convertible note balance (dollars in thousands):

Balance, December 31, 2020	$-
Convertible debentures issued	100,000
Derivative liability	(21,580)
Original issue discount of 16%	(16,000)
Placement fees and issuance costs	(7,200)
Amortization and write-off of debt discount	3,435
Balance, net of unamortized debt discount of $41,345 - December 31, 2021	58,655
Repayments and conversion	(14,550)
Amortization and write-off of debt discount	16,996
Balance, net of unamortized debt discount of $24,349 - December 31, 2022	61,101
Repayments and conversion	(66,250)
Amortization and write-off of debt discount	20,443
Balance, net of unamortized debt discount of $3,906 - December 31, 2023	15,294
Repayments and conversion	900
Amortization and write-off of debt discount	2,351
Balance, net of unamortized debt discount of $ - December 31, 2024	$16,745

The Company recorded debt discount accretion expense of $2.3 million and $13.1 million for the years ended December 31, 2024, and 2023, respectively.

The Company incurred interest expense of $0.7 million and $3.3 million for the years ended December 31, 2024, and 2023, respectively.

Derivative Liability

The senior convertible note contains embedded derivatives representing certain conversion features, redemption rights, and contingent payments upon the occurrence of certain events of default. The Company determined that these embedded derivatives required bifurcation and separate valuation.

The Company utilizes a binomial lattice model to value its bifurcated derivatives included in the note. ASC 815 does not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be combined and fair-valued as a single compound embedded derivative. The Company selected a binomial lattice model to value the compound embedded derivative because it believes this technique is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the note. Such assumptions include, among other inputs, stock price volatility, risk-free rates, credit risk assumptions, early redemption and conversion assumptions, and the potential for future adjustment of the conversion price due to triggering events. Additionally, there are other embedded features of the Note requiring bifurcation, other than the conversion features, which had no value at December 31, 2024 and December 31, 2023, due to management’s estimates of the likelihood of certain events, but that may have value in the future should those estimates change.

The following is a rollforward of the derivative liability balance (dollars in thousands):

Balance, December 31, 2021	$18,735
Change in fair value 2022	(18,480)
Balance, December 31, 2022	255
Increase in derivative liability upon extinguishment of debt	6,312
Change in fair value 2023	(6,548)
Balance, December 31, 2023	19
Change in fair value 2024	(15)
Balance, December 31, 2024	$4

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Small Business Association CARES Act Loans

On June 9, 2020, the Company entered into a 30-year loan agreement with the Small Business Association (“SBA”) under the CARES Act in the amount of $149,900. The loan bears interest at 3.75% per annum and requires monthly principal and interest payments of $731 beginning June 9, 2021. Both the Chief Executive Officer and Chairman of the Company signed personal guarantees under this loan. As of December 31, 2024, the loan is not in default.

On May 8, 2020, Charge Savvy, a wholly-owned subsidiary of the Company, entered into a 27-year loan agreement with the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in the amount of $150,000. The loan bears interest at 3.75% per annum and required principal and interest payments of $731 beginning on May 8, 2021, which were subsequently deferred to November 8, 2022. On August 4, 2021, Charge Savvy was granted a loan increase in the amount of $350,000 on identical terms as the initial loan, for an aggregate loan amount of $500,000. Monthly principal and interest payments on the aggregate loan are $2,477 and began on November 8, 2022. Pursuant to the terms of Security Agreements executed in connection with this loan, the SBA was granted a security interest in all tangible and intangible personal property of Charge Savvy. As of December 31, 2024, the loan is not in default.

9.	Convertible Preferred Stock

On July 31, 2023, the Company issued 6,000 shares of Series A Preferred Stock in exchange for $4.297 million of the outstanding principal balance of the 8% senior convertible note due April 5, 2025 and $1.703 million of accrued interest pursuant to the First Exchange Agreement entered into with the investor in the senior convertible note on July 25, 2023. On November 29, 2023, the existing shares of Series A Preferred Stock issued to the investor were forfeited to the Company by the investor and the Company issued 55,000 shares of Series B Preferred Stock, along with a cash payment of $3.0 million, in exchange for $60.303 million of the outstanding principal balance of the senior convertible note pursuant to the Second Exchange Agreement entered into with the investor on November 27, 2023. Refer to Note 8, Long-Term Debt, Net, for further information. The Series A Preferred Stock had a stated value of $1,000 per share and a fair value of approximately $1,111 per share at issuance, as determined by a valuation performed by third-party experts. The Series B Preferred Stock has a stated value of $1,000 per share and a fair value of approximately $1,339 per share at issuance, as determined by a valuation performed by third-party experts.

As of December 31, 2024, and 2023, Preferred Stock consisted of the following (dollars in thousands):

	December 31, 2024
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A	15,000	-	$-	$-	$-
Series B	55,000	53,499	71,622	61,524	17,202,251
Total Preferred Stock	70,000	53,499	$71,622	$61,524	$17,202,251

	December 31, 2023
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A	15,000	-	$-	$-	$-
Series B	55,000	55,000	73,631	63,250	17,684,888
Total Preferred Stock	70,000	55,000	$73,631	$63,250	$17,684,888

The holders of the Preferred Stock have the following rights and preferences:

Voting – The Preferred Stock has no voting power and the holders of Preferred Stock have no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10. Income Taxes

The components of the provision for income taxes are as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$-	$-
State	21	17
International	977	406
Current income tax expense (benefit)	998	423
Deferred:
Federal	-	-
State	-	-
International	142	(134)
Deferred income tax expense (benefit)	142	(134)
Total income tax expense	$1,140	$289

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Taxes on income vary from the statutory federal income tax rate applied to earnings before tax on income as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023
Statutory federal income tax rate of 21% applied to earnings before income taxes and extraordinary items	$(5,413)	$(11,091)
State taxes - net of federal benefit	16	14
Meals and entertainment	-	10
Gifts	1	4
Stock compensation (ISOs)	74	189
Goodwill impairment	613	-
Changes in FV of derivative liability	(3)	(1,374)
Derecognition expense on conversion of convertible debt	126	5,257
Foreign withholding tax	384	-
Valuation allowance	6,076	7,223
Others	53	212
Foreign rate difference	(787)	(155)
Total	$1,140	$289

Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation reserves at year-end, are as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023
State taxes - prior year	$4	$4
Intangible assets	5,692	4,785
Fixed assets	19	2
Allowance for credit losses	453	1,064
Capitalization of research and development under Sec 174	2,357	2,012
Inventory reserve	29	24
Impairment loss on investment	315	-
Goodwill	755	-
Stock compensation (RSA)	34	111
Lease liability	899	962
Section 163(j) limitation	685	-
Accrued expenses	257	73
Other	-	70
Net operating loss carryover	31,140	26,689
Total deferred tax assets	42,639	35,796

Deferred tax liabilities:
Goodwill	-	(161)
Intangible assets	-	(13)
Right of use assets	(844)	(987)
Other	(87)
Total deferred tax liabilities	(931)	(1,161)

Net deferred tax assets, non-current prior to valuation allowance	41,708	34,635
Valuation allowance	(41,795)	(34,579)
Total net deferred taxes	$(87)	$56

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (ASC 740). Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

As of December 31, 2024, the Company had Federal and State Net Operating Loss (“NOL”) carryforwards of $119.5 million and $77.4 million, respectively. Under the new tax law, the Federal NOL arising in tax years ending after December 31, 2017 will be carried forward indefinitely. The Company does not have pre-tax reform Federal NOL carryforwards as of December 31, 2024. NOL carryforwards arising from tax years ending after December 31, 2017, are $119.5 million. The State NOL carryforwards will begin to expire in 2038.

As of December 31, 2024, and 2023, the Company maintained a full valuation allowance for NOL carryforward deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

The Company files a consolidated Federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated Federal income tax returns are open for years 2021 and thereafter, and state and local income tax returns are open for years 2020 and thereafter.

Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. For the tax years ended December 31, 2024, and 2023, the Company recognized no interest or penalties.

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

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2024, is as follows (dollars in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2024	766,142	$3.76
Granted	-	N/A
Exercised	(11,999)	1.98
Cancelled/forfeited/expired	(170,169)	3.60
Outstanding at December 31, 2024	583,974	4.20

Exercisable at December 31, 2024	407,974	$4.20

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value for stock options exercised during the year ended December 31, 2024, and 2023, was $0.03 million and $0.04 million, respectively. There were no stock options granted during the year ended December 31, 2024. The total weighted-average grant date fair value of options granted during the year ended December 31, 2023, was $2.02 per share.

The grant-date fair values of the Company’s stock options awards were estimated using the following assumptions:

	Year Ended December 31,
	2024	2023
Risk free interest rate	N/A	4.44%
Expected term (years)	N/A	5.0
Expected volatility	N/A	204%
Expected dividend yield	N/A	0%

Restricted Stock Activity

A summary of RSA activity for the year December 31, 2024, is as follows (dollars in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2024	189,893	$2.28
Granted	96,893	2.26
Vested	(214,913)	2.41
Forfeited	-	N/A
Unvested at December 31, 2024	71,873	$1.81

The total fair value of restricted shares that vested was $0.5 million and $1.1 million in the years ended December 31, 2024, and 2023, respectively.

12. Operating Leases

The Company leases office space under operating leases at four locations in the United States (California, Illinois, Massachusetts, and Florida) and one location in the European Union (Sofia, Bulgaria). The Company had no finance lease obligations as of December 31, 2024.

The Company’s operating lease expense totaled $1.4 million and $1.1 million for the years ended December 31, 2024, and 2023, respectively. As of December 31, 2024, the weighted-average remaining lease term was 3.7 years and the weighted average discount rate was 11.2%.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under our operating leases and reconciliation to the operating lease liability as of December 31, 2024, are as follows (in thousands):

Year Ending December 31,	Total
2025	$1,167
2026	1,333
2027	1,046
2028	1,042
Thereafter	-
Total lease payments	4,588
Less: imputed interest	(886)
Present value of total lease payments	3,702
Less: current portion	(839)
Long-term lease liabilities	$2,863

13. Related Party Transactions

PrivCo

The Company repurchased, in two separate repurchase transactions each consisting of 100,000 shares of common stock, an aggregate of 200,000 shares owned by PrivCo (an entity controlled by Messrs. Errez and Nisan). In October 2022, the Board unanimously ratified these two repurchase transactions between the Company and PrivCo. The Company repurchased 100,000 shares for a price per share of $55.90 (for total proceeds to PrivCo of $5,590,000) (the “First Repurchase”) and 100,000 shares for a price per share of $8.20 (for total proceeds to PrivCo of $820,000) (the “Second Repurchase”). The First Repurchase was based on the closing price of the common stock on November 24, 2021 and took place over a number of months starting in February 2022 and ending in October 2022. The Second Repurchase was based on the closing price of the common stock on July 29, 2022 and took place in October 2022. The purpose of each of these transactions was to allow the Company to issue shares to new shareholders without increasing the Company’s shares outstanding. As of December 31, 2024, and 2023, there were 11,733 and 100,525 shares available, respectively, of the 200,000 shares of common stock under the aforementioned transactions.

Family Relationships

The Company employs two of our CEO’s brothers, Dan and Liron Nusinovich, who are paid approximately $260,000 and $131,000 per year, respectively. There are no family relationships between any of other directors or executive officers and any other employees or directors or executive officers.

The Company did not pay any commissions to the related parties mentioned above for the years ended December 31, 2024, and 2023.

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

●	On November 8, 2022, the Company filed a complaint against its former Chief Operating Officer Vanessa Luna, Luna Consultant Group, LLC and Does 1 through 50 in San Diego Superior Court (the “Company Filing”). The Company alleged that Ms. Luna abused her position for additional compensation, failed to follow proper protocols and breached her fiduciary duties and duty of loyalty by secretly maintaining alternative employment. The action sought damages, including interest and costs of suit incurred. On November 10, 2022, Ms. Luna filed her own complaint against the Company and Fredi Nisan in San Diego Superior Court (the “Luna Filing”). Ms. Luna alleged that Mr. Nisan used contract negotiations to coerce her, that the Company improperly coded transactions and misled investors, and that when her concerns were reported to management, she was wrongfully terminated, resulting in a number of claims. Ms. Luna also alleged sexual misconduct on the part of Mr. Nisan. Ms. Luna sought damages including compensatory damages, unpaid wages (past and future), loss of wages and benefits (past and future), and other damages to be proven at trial. The Company and Mr. Nisan deny all allegations of the Luna Filing. In April 2023, Ms. Luna sought and was granted permission to add Coyni, Inc. as a defendant with regard to her claims. In addition, in August 2024, the Company and Mr. Nisan were granted leave to file a Second Amended Complaint to add additional claims against Ms. Luna, including securities fraud. After vigorously defending against all claims asserted by Ms. Luna and vigorously prosecuting its own claims against Ms. Luna, on October 17, 2024, the parties entered into a confidential settlement agreement. On February 4, 2025, the parties filed with the San Diego Superior Court Requests for Dismissal, dismissing their respective cases with prejudice.

●	On December 12, 2022, Jacqueline Dollar (aka Jacqueline Reynolds), former Chief Marketing Officer of the Company, filed a complaint against the Company, Fredi Nisan, and Does 1-20 in San Diego Superior Court. Ms. Dollar is alleging she was undercompensated compared to her male counterparts and retaliated against after raising concerns to management resulting in sex discrimination in violation of the California Fair Employment and Housing Act (“FEHA”) and failure to prevent discrimination in violation of FEHA. Ms. Dollar is also claiming intentional infliction of emotional distress. Ms. Dollar is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims. The parties are currently in the discovery phase.

●	Since December 2022, the Company has been cooperating with an ongoing investigation by the SEC regarding possible violations of the federal securities laws, which in its course has included a review of the Company’s blockchain technology and former QuickCard business. The Company intends to continue to cooperate fully with the SEC in its investigation. The Company cannot predict the outcome of such investigation or whether it will have a material impact on the Company’s financial condition, results of operations or cash flow.

●

On February 1, 2023, a putative class action lawsuit titled Cullen v. RYVYL Inc. fka GreenBox POS, Inc., et al., Case No. 3:23-cv-00185-GPC-AGS, was filed in the United States District Court for the Southern District of California against several defendants, including the Company and certain of our current and former directors and officers (the “Cullen Defendants”). The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between January 29, 2021 and January 20, 2023. The complaint alleged that the Cullen Defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act by making false and/or misleading statements regarding the Company’s financial controls, performance and prospects. On June 30, 2023, the plaintiff filed an amended complaint. On March 1, 2024, the Court issued an order granting in part and denying in part defendants’ motions to dismiss, which included dismissing all Securities Act claims and narrowing the potential class period. The plaintiff filed a second amended complaint on April 30, 2024, which alleges claims against the Cullen Defendants under Exchange Act Sections 10(b) and 20(a) only and a class period of May 13, 2021 through January 20, 2023. The Company filed its motion to dismiss the second amended complaint on July 1, 2024. On October 21, 2024, the Court issued an order granting in part and denying in part defendants’ motions to dismiss. The scope of the remaining claims is consistent with the Court’s last motion to dismiss decision dated March 1, 2024. On November 12, 2024, Plaintiff filed a Third Amended Complaint, which asserts the same legal causes of action and proposed class period as the previous complaint. On February 28, 2025, the Parties executed a Memorandum of Understanding (“MOU”) that reflects their agreement in principle to settle the claims asserted in this class action. Lead Plaintiff has begun the process of drafting the Stipulation and Agreement of Settlement and exhibits thereto, which, after negotiation and execution by the Parties, will be filed with the Court in connection with Motion for Preliminary Approval of Class Action Settlement. The Parties intend to move for preliminary approval of the proposed settlement as soon as practicable after the final settlement agreement is executed. There is no assurance, however, that the settlement will be completed and/or that the Court will approve it. The Cullen Defendants continue to deny any and all liability and allegations set forth in the pending Third Amended Complaint.

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

●	On October 1, 2023, the Company filed a demand for arbitration against Sky Financial with the American Arbitration Association in San Diego, California (the “Arbitration”). In the Arbitration, the Company seeks to recover for breach of contract and Sky Financial’s failure to perform its obligations On October 2, 2023, the Company filed a complaint against Sky Financial in San Diego Superior Court asserting the same claims asserted in the Arbitration, solely to toll any applicable statutes of limitations pending the Arbitration and, if necessary, provide jurisdiction for the court to compel arbitration. The action seeks damages, including interest and costs of suit incurred. The parties agreed to proceed in the Arbitration and to implement the steps needed to extend the current stay of the San Diego Superior Court action pending the Arbitration. Subsequently, the parties agreed to stay the Arbitration and attend mediation. A mediation was scheduled but then vacated by stipulation of the parties. The parties have agreed to continue the stay of the Arbitration pending a mediation, which is to be re-scheduled.

●	On July 6, 2022, the Company’s subsidiary, RYVYL EU (formerly known as Transact Europe OOD), received a notary invitation from Satya Consulting PTE Limited (“Satya”) filed in Bulgaria. In the filed claim, Satya alleges nonpayment of its fee in the amount of EUR 900,000, to which statutory default interest is to be added, for failure of payment under the Company’s stock purchase agreement for Transact Europe Holdings OOD. RYVYL EU has retained Bulgarian counsel to assist in the defense of the asserted claim and denies all allegations. As RYVYL EU cannot predict the outcome of the matter, the probability of an outcome cannot be determined. RYVYL EU intends to vigorously defend against all claims. On October 18, 2024, RYVYL EU entered into a confidential settlement agreement with no material impact to the Company. The Court approved the settlement and the case was dismissed on November 23, 2024.

●	On January 2, 2024, the Company filed a Statement of Claim against Chessa Sabourin in the Ontario Superior Court of Justice. Case No. CV-24-00712190-0000. The Company seeks to recover funds unlawfully held by Sabourin, or in the alternative, damages in the equivalent amount. Additionally, punitive and exemplary damages. In September 2023, the Company mistakenly sent funds to Ms. Sabourin and attempted to reverse or recall the transfers but was unable to do so. To date, Ms. Sabourin has failed and/or refused to return the funds mistakenly sent to her. On October 21, 2024, the Court issued a default judgment against Sabourin.

●	On June 25, 2024, J. Drew Byelick, a former Chief Financial Officer of the Company, filed a complaint against the Company in the United States District Court for the Southern District of California, Case No. ’24CV1096 JLS MSB. Mr. Byelick alleged breach of contract, fraudulent inducement of employment, along with intentional misrepresentation and concealment. The Company moved to dismiss the complaint for failure to state a claim and for other violations of the federal rules of civil procedure. The Court granted that motion on December 20, 2024, but permitted Mr. Byelick to file an amended complaint. Mr. Byelick filed his first amended complaint on January 19, 2025, asserting the same core claims. The Company filed a motion to dismiss the first amended complaint on February 3, 2025, which has been set for hearing on April 11, 2025. The Company denies all allegations of liability and intends to vigorously defend against all claims. However, given the preliminary stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Reporting

The Company reports its segments to reflect the manner in which its CODM reviews and assesses performance. The Company’s CODM is its CEO. The primary financial measures used by the CODM to evaluate the performance of its segments and allocate resources to them are revenue and gross profit.

The Company has two reportable segments: North America and International. The CODM uses segment revenue and gross profit for each segment during the annual budgeting and forecasting process. Further, the CODM uses segment revenue and gross profit as the metrics to assess the business trajectory of each segment on a quarterly basis, and to make investment decisions and allocate operating resources to each segment. The CODM does not evaluate performance or allocate resources based on segment asset data. Assets are reviewed on a consolidated basis. As such, segment asset data is not provided.

The following tables present revenue and gross profit information for each of our reportable segments (dollars in thousands):

	Year Ended December 31, 2024
	North America	International	Total
Revenue	$18,159	$37,839	$55,998
Cost of revenue	10,766	22,806	33,572
Segment gross profit	$7,393	$15,033	$22,426

Depreciation and amortization	$2,011	$253	$2,264

	Year Ended December 31, 2023
	North America	International	Total
Revenue	$48,938	$16,931	$65,869
Cost of revenue	29,742	10,415	40,157
Segment gross profit	$19,196	$6,516	$25,712

Depreciation and amortization	$1,907	$646	$2,553

The following table provides a reconciliation of total segment gross profit to the Company’s loss before provision for income taxes (in thousands):

	Year Ended December 31,
	2024	2023
Total segment gross profit	$22,426	$25,712
Less: Advertising and marketing	95	80
Less: Research and development	3,848	5,757
Less: General and administrative	6,933	8,678
Less: Payroll and payroll taxes	13,837	12,017
Less: Professional fees	4,372	7,076
Less: Stock compensation expense	624	1,853
Less: Depreciation and amortization	2,264	2,553
Less: Impairment of goodwill	6,675	-
Less: Impairment of intangible assets	3,028	-
Less: Restructuring charges	1,636	-
Less: Other expense, net	(4,800)	(40,510)
Loss before provision for income taxes	$(25,686)	$(52,812)

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Subsequent Events

Preferred Stock Repurchase and Note Repayment Agreement

On January 23, 2025, the Company entered into a Preferred Stock Repurchase and Note Repayment Agreement (the “Repurchase Agreement”) with a securityholder of the Company (the “Securityholder”), which provides for repayment of the outstanding balance of an 8% Senior Convertible Note issued to the Securityholder on November 8, 2021 (the “Note”), which Note was originally due on November 5, 2023, and which maturity date was extended through April 5, 2026, pursuant to subsequent extensions provided by the Securityholder. Additionally, pursuant to two Exchange Agreements between the Company and the Securityholder entered into on July 25, 2023 and November 27, 2023, respectively, a portion of the outstanding balance of the Note was exchanged for 55,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Shares”).

Pursuant to terms of the Repurchase Agreement, in consideration for an aggregate payment of $17,000,000 by the Company to the Securityholder (the “Repurchase Price”), (i) the entire outstanding principal balance of the Note, including all accrued and unpaid interest, shall be deemed to have been paid and (ii) all outstanding Series B Preferred Shares held by the Securityholder will be repurchased by the Company.

The Repurchase Agreement provides for the payment of the Repurchase Price in two installments, the first in the amount of $13 million (the “First Installment”), which was paid on January 27, 2025. The second installment, in the amount of $4 million (the “Second Installment”), is due and payable on or before April 30, 2025 (the “Second Installment Date”), and the maturity date of the Note is advanced to such date. Upon the payment of the First Installment, all Series B Preferred Shares held by the Securityholder were repurchased.

The Repurchase Agreement further provides that, during the period from the payment of the First Installment until the Second Installment Date, no interest will accrue on the remaining balance of the Note and certain restrictive covenants under the Note will be temporarily waived. If the Company fails to make the Second Installment on or before the Second Installment Date, then interest will continue to accrue again on the outstanding balance of the Note and all other terms of the Note will also be restored as they were prior to the date the First Installment was paid.

Stock Purchase Agreement and Financing

On January 23, 2025, in connection with the Company’s securing financing (the “Financing”), the Company entered into a stock purchase agreement (the “SPA”) with a purchaser (the “Purchaser”), which provides for the sale to the Purchaser of all of the issued and outstanding shares of capital stock (the “Ryvyl EU Shares”) of the Company’s indirect subsidiary domiciled in Bulgaria, Ryvyl (EU) EAD (“Ryvyl EU”), by Transact Europe Holdings EOOD, the Company’s wholly owned subsidiary, also domiciled in Bulgaria (“Transact Europe”) for an aggregate purchase price of $15,000,000 (the “Financing Purchase Price”). Under the terms of the SPA, the Company was required to use $13 million of the net proceeds raised in the Financing to pay the First Installment of the Repurchase Price.

On January 23, 2025, the Company, Transact Europe and the Purchaser also entered into a Termination Agreement (the “Termination Agreement”). Among other things, the Termination Agreement provides the Company with the right to terminate the SPA and all of the transactions contemplated therein, by paying the Purchaser $16.5 million on or before 90 days after the date of execution of the SPA (April 23, 2025), provided that such date may be extended an additional 30 days (May 23, 2025) in consideration for the Company’s payment of $500,000 to the Purchaser. If the SPA is terminated as a result of such payment by the Company, the Ryvyl EU Shares will not be sold to the Purchaser and will be returned to Transact Europe and the SPA will be void and of no further effect, except for some provisions that survive termination. In the event that the SPA is not so terminated, then the Purchaser will close on its purchase of the Ryvyl EU Shares; provided, however, if the Purchaser is unable to close for any reason other than the Company’s breach, including the inability to obtain any regulatory clearances required for such transfer, then the Company is liable for damages in the amount of $16.5 million. In the event that the Purchaser is unable to close on the transfer of the Ryvyl EU Shares, as a result of the Company’s breach, then the Company is liable for damages in an amount equal to the appraised value of the Ryvyl EU Shares.