Form 10-Q
period 2025-03-31
RYVYL Inc.
filed 2025-05-20
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 19, 2025, the Registrant had 8,362,990 shares of common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RYVYL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,980	$2,599
Restricted cash	74,510	89,432
Accounts receivable, net of allowance for credit losses of $294 and $206, respectively	958	1,076
Cash due from gateways, net of allowance of $152 and $89, respectively	-	88
Prepaid and other current assets	1,387	2,189
Total current assets	79,835	95,384
Non-current Assets:
Property and equipment, net	131	165
Goodwill	19,637	18,856
Intangible assets, net	2,969	1,802
Operating lease right-of-use assets, net	3,140	3,425
Other assets	2,361	2,644
Total non-current assets	28,238	26,892
Total assets	$108,073	$122,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,245	$3,515
Accrued liabilities	7,467	8,146
Payment processing liabilities, net	76,089	90,802
Note payable (Note 7)	15,000	-
Current portion of operating lease liabilities	875	839
Other current liabilities	238	240
Total current liabilities	103,914	103,542
Long term debt, net of debt discount of $22 and $1,556, respectively (Note 8)	4,594	17,363
Operating lease liabilities, less current portion	2,647	2,863
Total liabilities	111,155	123,768
Commitments and contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, Series B, par value $0.01, 5,000,000 shares authorized; 0 and 53,499 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	1
Common stock, par value $0.001, 100,000,000 shares authorized; 8,362,990 and 8,032,318 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	179,222	179,157
Accumulated other comprehensive income	(149)	(1,251)
Accumulated deficit	(182,163)	(179,407)
Total stockholders’ equity	(3,082)	(1,492)
Total liabilities and stockholders’ equity	$108,073	$122,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$15,133	$16,774
Cost of revenue	8,418	9,743
Gross profit	6,715	7,031

Operating expenses:
Advertising and marketing	33	17
Research and development	449	1,393
General and administrative	1,541	2,042
Payroll and payroll taxes	3,883	3,569
Professional fees	1,066	1,035
Stock compensation expense	55	224
Depreciation and amortization	133	657
Restructuring charges	403	-
Total operating expenses	7,563	8,937
Loss from operations	(848)	(1,906)

Other income (expense):
Interest expense	(1,229)	(28)
Accretion of debt discount	(128)	(908)
Other income or expense, net	(68)	343
Total other expense, net	(1,425)	(593)
Loss before provision for income taxes	(2,273)	(2,499)
Income tax provision	483	190
Net loss	$(2,756)	$(2,689)

Comprehensive income statement:
Net loss	$(2,756)	$(2,689)
Foreign currency translation adjustment	1,102	(445)
Total comprehensive loss	$(1,654)	$(3,134)

Net loss per share:
Basic and diluted	$(0.33)	$(0.45)

Weighted average number of common shares outstanding:
Basic and diluted	8,265,255	5,988,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional	Other Accumulated Comprehensive		Total
	Shares	Amount	Series B Shares	Amount	Paid In Capital	Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2024	8,032,318	$8	53,499	$1	$179,157	$(1,251)	$(179,407)	$(1,492)

Issuance of common stock under equity incentive plans	15,760	-	-	-	55	-	-	55

Common stock issued for conversion of Preferred B stock	314,912	-	(400)	-		-	-	-

Preferred B stock repurchased	-	-	(53,099)	(1)	1	-	-	-

Capital contributions	-	-	-	-	9	-	-	9

Net loss and comprehensive loss	-	-	-	-	-	1,102	(2,756)	(1,654)
Balance at March 31, 2025	8,362,990	$8	-	$-	$179,222	$(149)	$(182,163)	$(3,082)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional	Other Accumulated Comprehensive		Total Stockholders’
	Shares	Amount	Series B Shares	Amount	Paid In Capital	Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2023	5,996,948	$6	55,000	$1	$175,664	$401	$(152,581)	$23,491

Issuance of common stock under equity incentive plans	6,333	-	-	-	119	-	-	119

Issuance of restricted common stock under equity incentive plans	14,443	-	-	-	93	-	-	93

Issuance of common stock upon exercise of stock options	6,218	-	-	-	-	-	-	-

Shares cancelled in connection with the net settlement of vested restricted stock awards	(22,455)	-			(99)	-	-	(99)

Net loss and comprehensive loss	-	-	-	-	-	(445)	(2,689)	(3,134)
Balance at March 31, 2024	6,001,487	$6	55,000	$1	$175,777	$(44)	$(155,270)	$20,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,756)	$(2,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	133	657
Noncash lease expense	106	70
Stock compensation expense	55	224
Accretion of debt discount	128	908
Restructuring charges	403	-
Changes in assets and liabilities:
Accounts receivable	118	(207)
Prepaid and other current assets	802	159
Cash due from gateways	89	11,408
Other assets	(100)	(391)
Accounts payable	730	(499)
Accrued and other current liabilities	(576)	(1,259)
Payment processing liabilities	(14,713)	7,144
Net cash (used in) provided by operating activities	(15,581)	15,525

Cash flows from investing activities:
Purchases of property and equipment	(8)	(22)
Capitalized software development costs	(1,116)	-
Purchase of intangibles	(145)	-
Net cash used in investing activities	(1,269)	(22)

Cash flows from financing activities:
Repayments of convertible debt	(13,000)	-
Repayments on long-term debt	(2)	(4)
Proceeds from short-term note payable	15,000	-
Net cash provided by (used in) in financing activities	1,998	(4)

Effect of exchange rates in cash and restricted cash	312	(1)
Net (decrease) increase in cash and restricted cash	(14,540)	15,498

Cash and restricted cash – beginning of period	92,030	73,318

Cash and restricted cash – end of period	$77,490	$88,816

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$380	$-
Income taxes	$498	$-

Non-cash financing and investing activities:
Interest accrual from note payable	$1,117	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Basis of Presentation

Organization

RYVYL Inc. (“RYVYL”) is a financial technology company that provides cloud-based acquiring and disbursement services. RYVYL’s strategy is rooted in our mission to transform the global payments landscape through technology-driven, customer-centric, and compliance-focused financial solutions. Our first-generation product, QuickCard, was originally developed to facilitate payment processing for predominantly cash-based businesses in certain niche high-risk business verticals. It was a comprehensive physical and virtual payment card processing management system that offered a cloud-based network interface, merchant management, and point-of-sale (POS) connectivity to facilitate noncash payment methods such as credit cards, debit cards and prepaid gift cards, and to subsequently disburse those funds electronically to merchants upon request. In early 2024, in response to evolving changes in the compliance environment and banking regulations, the Company began transitioning QuickCard to a fully virtual, app-based product. In mid-2024, the Company further transitioned its QuickCard product from a direct offering to a licensing model, whereby partners with more suitable compliance capabilities could license the platform from the Company and offer its payments processing capabilities in the same business verticals the Company previously served directly.

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

2. Summary of Significant Accounting Policies

Going Concern

In February 2024, the Company stopped processing credit card payments on its QuickCard platform because our processing partner’s bank informed them that they no longer wished to process payments for cannabis merchants. QuickCard was our first-generation product and was designed to address the needs of previously all-cash businesses. Although not limited to the cannabis industry, prior to discontinuing QuickCard, cannabis merchants made up a substantial majority of the platform’s processing volume. In an effort to recover the loss of revenues, during the second quarter of 2024, the Company transitioned its QuickCard product from terminal-based to app-based processing. Subsequently, management determined that the app-based product was not a viable long-term solution for certain niche high-risk business verticals (including cannabis merchants) and made the decision to terminate the rollout of the app-based product in those specific business verticals.

In response to the discontinuation of QuickCard as a direct offering, during the third quarter of 2024, the Company began to offer a license of the platform, which it believes will enable it to serve the same customer base it previously served with the original product offering through a business partner with more suitable banking compliance capabilities. Currently, the Company does not have any active licensing agreements in place and it continues to seek suitable business partners for its licensing product. In addition, during the second half of 2024, management executed a reorganization of the Company’s business to better align with its revised strategy and cost structure. As a result of the changes described above as well as an increasingly uncertain business environment in the U.S., management expects the recovery of the loss of revenues resulting from the discontinuation of its QuickCard product to take longer than originally anticipated.

The decline in revenues resulting from the discontinuation of QuickCard has adversely impacted the Company’s liquidity in its North America segment. Also, until recently, the Company had relied on the repatriation of profits from its European subsidiaries to cover some of its critical operating expenses in North America, which it will no longer be able to do once the Purchaser closes on the pre-funded sale of its wholly-owned subsidiary, Transact Europe, which is expected to occur during the second quarter of 2025. See Note 16, Subsequent Events, for additional details. As a result, management has determined that its cash balance in the North America segment as of March 31, 2025, will not be sufficient to fund the segment’s operations and capital needs for the next 12 months from the date of this Report and, unless we are able to raise additional capital, will only be sufficient to fund operations through approximately June 30, 2025. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon the successful execution of management’s intended plan over the next twelve months to improve the liquidity of its North America segment, which includes, without limitation:

●	raising capital over the next 30 days through a variety of means, including private and public equity offerings and debt financings. The Company is actively engaged in discussions with multiple banks regarding a capital raise as well as debt financing, and expects to consummate one or more of these fundings in the immediate term;

●	continued execution of its accelerated business development efforts to drive volumes in diversified business verticals with the Company’s other products, including the recently launched licensing of the Company’s payments processing platform in certain niche high-risk business verticals; and

●	continued implementation of cost control measures to more effectively manage spending in the North America segment and further right-sizing the organization, where appropriate;

Management has assessed that its intended plan described above, if successfully implemented, is appropriate and sufficient to address the liquidity shortfall in its North America segment and to provide funds to cover operations for the next 12 months from the date of the issuance of this Report. However, there can be no assurance that we will be successful in implementing our plan, that our projections of our future capital needs will prove accurate, or that any additional funding will be available on a timely manner, on favorable terms, or be sufficient to continue our operations in the North America segment. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions and balances have been eliminated in the accompanying condensed consolidated financial statements.

Unaudited Interim Financial Information

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements and accompanying notes have been condensed or omitted in this accompanying interim consolidated financial statements and footnotes. Accordingly, the accompanying interim condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2025 (the “2024 Annual Report”).

In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments and accruals, consisting only of normal, recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be materially affected. The Company bases its estimates on current and past experience to the extent that historical experience is predictive of future performance, and other assumptions that the Company believes are reasonable under the circumstances. The Company evaluates these estimates on an ongoing basis.

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

Cash Due from Gateways, Net

The Company generates the majority of its revenue from credit card payment processing services provided to its merchant clients. When a merchant makes a sale, the process of receiving the payment card information and engaging the banks for transferring the proceeds to the merchant’s account via digital gateways, are the primary activities for which the Company gets to collect fees. Cash due from gateways represent amounts due to the Company for transactions processed but not yet distributed by the gateways.

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

Cash due from gateways is only applicable to payment processing services provided in North America, as Ryvyl EU has its own gateway and, therefore, such receivables are not created.

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

Internal-use Software Development Costs

Internal-use software development costs consist of the costs related to outsourced consultants who are directly associated with and who devote time to creating and enhancing internally developed software for the Company’s platforms. Internal-use software development activities generally consist of three stages: (i) the preliminary project stage, (ii) the application development stage, and (iii) the postimplementation-operation stage. In accordance with ASC 350-40, Internal Use Software, costs incurred in the preliminary and postimplementation-operation stages of software development are expensed as incurred. Costs incurred in the application development stage, including significant enhancements and upgrades, are capitalized. Capitalized internal-use software development costs are included within intangible assets, net on the condensed consolidated balance sheets, and are amortized on a straight-line basis over an estimated useful life of three years upon the software or additional features being ready for their intended use.

Accounts Receivable, Net

Accounts receivable primarily consist of amounts recorded in connection with the sale of payment processing terminals and related accessories. Accounts receivable are recorded at invoiced amounts, net of an allowance for credit losses, and do not bear interest. In accordance with Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), the Company measures its allowance for credit losses using an expected credit loss model that reflects the Company’s current estimate of expected credit losses inherent in the enterprise and the accounts receivable balance. In determining the expected credit losses, the Company considers its historical loss experience, the aging of its accounts receivable balance, current economic and business conditions, and anticipated future economic events that may impact collectability. The Company reviews its allowance for credit losses periodically and, as needed, amounts are written-off when determined to be uncollectible. As of March 31, 2025, and December 31, 2024, the allowance for credit losses was immaterial.

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

Goodwill and Intangible Assets

ASC 350-20, Intangibles—Goodwill and Other—Goodwill, requires companies to assess goodwill for impairment annually or more frequently if indicators of impairment exist. Testing goodwill for impairment is performed at the reporting unit level, using a two-step test, and requires companies to compare the fair value of a reporting unit with its carrying amount, including goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds its fair value. ASC 350-20 also provides for an optional qualitative assessment for testing goodwill for impairment that enables companies to skip the two-step test if it is determined that it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of a reporting unit is greater than its carrying amount. The Company performs a goodwill impairment test annually on December 31 or more frequently if events and circumstances indicate that the asset might be impaired. As of March 31, 2025, the Company did not identify any events or circumstances that would indicate the carrying value of its goodwill may be impaired.

Intangible assets consist of acquired customer relationships and business intellectual properties. In accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill, the Company’s intangible assets are amortized over their estimated useful lives, ranging from two to five years, using the straight-line method. Intangible assets amortized under ASC 350-30 must be reviewed for impairment when indicators of impairment are present, in accordance with ASC 360-10. As of March 31, 2025, no impairment indicators were identified and, therefore, no impairment assessment was performed.

Leases

The Company leases office space under non-cancellable operating leases with various expiration dates. The Company determines whether an arrangement is a lease for accounting purposes at contract inception. Operating leases are recorded as right-of-use (“ROU”) assets, which are included within noncurrent assets, and lease liabilities, which are included within current and noncurrent liabilities on our condensed consolidated balance sheets.

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

The Company evaluates ROU assets related to leases for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. When a decision has been made to exit a lease prior to the contractual term or to sublease that space, the Company evaluates the asset for impairment and recognizes the associated impact to the ROU asset and related expense, if applicable. The evaluation is performed at the asset group level initially and when appropriate, at the lowest level of identifiable cash flows, which is at the individual lease level. Undiscounted cash flows expected to be generated by the related ROU asset are estimated over the ROU asset’s useful life. If the evaluation indicates that the carrying amount of the ROU asset may not be recoverable, any potential impairment is measured based upon the fair value of the related ROU asset or asset group as determined by appropriate valuation techniques.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net of operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion of or all the deferred tax assets will not be realized. Judgment is required in determining and evaluating income tax provisions and valuation allowances for deferred income tax assets. We recognize an income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by tax authorities, based on the technical merits of the position.

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As of March 31, 2025, and December 31, 2024, the Company has a full valuation allowance on its deferred tax assets.

Net Loss Per Share

The Company’s basic net loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss available to common shareholders by the weighted-average number of shares of common stock outstanding, adjusted for the dilutive effect of all potential shares of common stock. For the three-month periods ended March 31, 2025, and 2024, the Company’s diluted net loss per share is the same as the basic net loss per share, since there are no common stock equivalents outstanding that would have a dilutive effect.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for fiscal years beginning after December 15, 2024. The guidance can be applied either prospectively or retrospectively. The adoption of ASU 2023-09 will impact the Company’s annual disclosures only.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. This amended guidance requires fair value measurement of certain crypto assets each reporting period with the changes in fair value reflected in net income. The amendments also require disclosures of the name, fair value, units held, and cost bases for each significant crypto asset held and annual reconciliations of crypto asset holdings. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. We are required to apply these amendments as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements, as we currently do not hold any crypto assets.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024 03”), and in January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of adopting the new disclosure requirements.

In March 2024, the SEC adopted rules that require registrants to provide climate-related information in their registration statements and annual reports, such as disclosure of material climate-related risks, Board of Directors’ oversight and risk management activities, material greenhouse gas emissions, and material climate-related targets and goals. On April 4, 2024, the SEC voluntarily stayed the implementation of the rules pending the judicial review of challenges to the rules in the Eighth Circuit Court of Appeals. In March 2025, the SEC voted to end, and withdraw, its legal defense of its climate disclosure rules. The Company is currently monitoring developments with respect to these rules, including whether they will become effective.

3. Property and Equipment, Net

The following table details property and equipment, less accumulated depreciation (in thousands):

	March 31, 2025	December 31, 2024
Computers	$463	$449
Furniture and fixtures	122	121
Improvements	186	186
Vehicles and equipment	43	50
Total property and equipment	814	806
Less: accumulated depreciation	(683)	(641)
Net property and equipment	$131	$165

Depreciation expense was $0.03 million and $0.04 million for the three months ended March 31, 2025 and 2024, respectively.

4. Goodwill

The following table summarizes goodwill activity by reportable segment (in thousands):

	North America	International	Consolidated
Goodwill - December 31, 2024	$-	$18,856	$18,856
Adjustments (1)	-	781	781
Goodwill – March 31, 2025	$-	$19,637	$19,637

(1)	The adjustments to goodwill pertain to foreign currency translation adjustments, which totaled positive $0.8 million for the three months ended March 31, 2025.

5. Intangible Assets, Net

The following table details acquired intangible assets (in thousands):

		March 31, 2025			December 31, 2024
Intangible Assets	Amortization Period	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	2-5 years	$7,786	$(7,786)	-	$7,737	$(7,737)	$-
Business technology/IP	5 years	4,377	(4,116)	261	4,167	(4,008)	158
Capitalized internal-use software	3 years	2,763	(55)	2,708	1,648	(4)	1,644
Total intangible assets		$14,926	$(11,957)	2,969	$12,225	$(10,423)	$1,802

Amortization expense was $0.1 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

The estimated future amortization expense related to intangible assets as of March 31, 2025 is as follows (in thousands):

Year	Amount
2025 (remainder)	$637
2026	996
2027	921
2028	415
Thereafter	-
Total	$2,969

6. Accrued Liabilities

The following table details the balance in accrued liabilities (in thousands):

	March 31, 2025	December 31, 2024
Payroll related accruals	$2,472	$2,613
Accrued legal and professional fees	1,096	886
Accrued legal settlement	917	2,467
Accrued taxes	208	110
Accrued interest	1,117	366
Other	1,657	1,704
Total accrued liabilities	$7,467	$8,146

7. Note Payable

Stock Purchase Agreement and Financing

On January 23, 2025, in connection with the Company securing financing (the “Financing”), the Company entered into a stock purchase agreement (the “January 2025 SPA”) with a purchaser (the “Purchaser”), which provides for the sale to the Purchaser of all of the issued and outstanding shares of capital stock (the “Ryvyl EU Shares”) of the Company’s indirect subsidiary domiciled in Bulgaria, Ryvyl (EU) EAD (“Ryvyl EU”), by Transact Europe Holdings EOOD, the Company’s wholly owned subsidiary, also domiciled in Bulgaria (“Transact Europe”) for an aggregate purchase price of $15.0 million (the “Financing Purchase Price”). Under the terms of the January 2025 SPA, the Company was required to use $13.0 million of the net proceeds raised in the Financing to pay the First Installment of the Repurchase Agreement related to our outstanding Note (see Note 8, Long Term-Debt, Net below).

On January 23, 2025, the Company, Transact Europe and the Purchaser also entered into a Termination Agreement (the “Termination Agreement”). Among other things, the Termination Agreement provided the Company with the right to terminate the January 2025 SPA and all of the transactions contemplated therein, by paying the Purchaser $16.5 million on or before 90 days after the date of execution of the January 2025 SPA (April 23, 2025). If the January 2025 SPA was terminated as a result of such payment by the Company, the Ryvyl EU Shares would not be sold to the Purchaser and would be returned to Transact Europe and the January 2025 SPA would be void and of no further effect, except for some provisions that survive termination. In the event that the January 2025 SPA was not so terminated, then the Purchaser would close on its purchase of the Ryvyl EU Shares; provided, however, if the Purchaser is unable to close for any reason other than the Company’s breach, including the inability to obtain any regulatory clearances required for such transfer, then the Company is liable for damages in the amount of $16.5 million. In the event that the Purchaser is unable to close on the transfer of the Ryvyl EU Shares, as a result of the Company’s breach, then the Company is liable for damages in an amount equal to the appraised value of the Ryvyl EU Shares.

The Company analyzed the terms of the January 2025 SPA and Termination Agreement and determined that they should be accounted for together as a single transaction, as neither agreement would have been entered into without the other and the exercise of each party’s rights under each agreement would result in the termination of each party’s rights under the other agreement (i.e., the January 2025 SPA will be void and of no further effect if the Company exercises its termination rights under the Termination Agreement, and the Termination Agreement will be void and of no further effect in the event that the January 2025 SPA is not so terminated and the Purchaser closes on its purchase of the Ryvyl EU Shares). Further, the Company determined that the terms of the agreements, in particular the Company’s unilateral termination right, were such that the Company would not be considered to have surrendered control of the Ryvyl EU Shares until the termination deadline passes and, therefore, the substance of the transaction effectively represented short-term secured debt (rather than a true sale), akin to a repurchase agreement in which a seller-borrower of securities sells those securities to a buyer-lender with an agreement to repurchase them at a stated price plus interest at a specified date or in specified circumstances, which would be accounted for as a collateralized borrowing, in accordance with ASC 860-30, Transfers and Servicing – Secured Borrowing and Collateral. As such, the Company has accounted for the transaction as a secured borrowing by recognizing the Financing Purchase Price as cash in the accompanying condensed consolidated balance sheets, recording an obligation (liability) to return the cash to the Purchaser, and recognizing the difference between the Financing Purchase Price and $16.5 million termination payment as interest expense over the 90-day period from the date of execution of the January 2025 SPA to the termination deadline. For the three months ended March 31, 2025, the Company recorded $1.1 million of interest expense in connection with the note payable.

Based on the same facts and circumstances, the Company also determined that the pre-funded sale of Ryvyl EU did not meet the held-for-sale criteria as of March 31, 2025, in accordance with ASC 360, Property, Plant, and Equipment. As such, Ryvyl EU’s assets and liabilities as of March 31, 2025, and results of operations for all periods presented are classified as held and used in the condensed consolidated financial statements. Subsequent to March 31, 2025, the Company and the Purchaser entered into a modification of the January 2025 SPA and, on May 14, 2025, the Purchaser notified the Company that it would proceed with the acquisition of the Ryvyl EU Shares. See Note 16, Subsequent Events, for additional information.

8. Long-Term Debt, Net

The following table summarizes the Company’s debt (in thousands):

	March 31, 2025	December 31, 2024
$100,000,000 8% senior convertible note, due April 5, 2026	$4,000	$18,300
Less: Unamortized debt discount	(22)	(1,555)
Net carrying value	3,978	16,745

$149,900 Economic Injury Disaster Loan (EIDL), interest rate of 3.75%, due June 1, 2050	156	155
$500,000 EIDL, interest rate of 3.75%, due May 8, 2050	472	475
Note payable (Note 7)	15,000	-
Total debt	19,606	17,375

Less: current portion	(15,012)	(12)
Long-term debt, net	$4,594	$17,363

Senior Convertible Note

On November 8, 2021, the Company sold and issued, in a registered direct offering, an 8% Senior convertible note, originally due November 3, 2023, and subsequently extended to April 5, 2025, in the aggregate original principal amount of $100 million (the “Note”). The Note had an original issue discount of sixteen percent (16%) resulting in gross proceeds of $84 million. The Note was sold pursuant to the terms of a Securities Purchase Agreement, dated November 2, 2021 (the “November 2021 SPA”), between the Company and the investor in the Note (the “Investor”).

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

Preferred Stock Repurchase and Note Repayment Agreement

On January 23, 2025, the Company entered into a Preferred Stock Repurchase and Note Repayment Agreement (the “Repurchase Agreement”) with the Investor, which provides for repayment of the outstanding balance of the Note. Pursuant to terms of the Repurchase Agreement, in consideration for an aggregate payment of $17.0 million by the Company to the Investor (the “Repurchase Price”), (i) the entire outstanding principal balance of the Note, including all accrued and unpaid interest, shall be deemed to have been paid and (ii) all outstanding shares of Series B Preferred Stock held by the Investor will be repurchased by the Company. The Repurchase Agreement provides for the payment of the Repurchase Price in two installments, the first in the amount of $13.0 million (the “First Installment”), which was paid on January 27, 2025. The second installment, in the amount of $4.0 million (the “Second Installment”), is due and payable on or before April 30, 2025 (the “Second Installment Date”), and the maturity date of the Note is advanced to such date. Upon the payment of the First Installment, all shares of Series B Preferred Stock held by the Investor were repurchased and the outstanding balance of the Note was reduced to $4.0 million.

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

The Company analyzed the changes made to the Note under the Repurchase Agreement under ASC 470-60 to determine if the transaction qualified as a troubled debt restructuring. For a debt restructuring to be considered troubled, the debtor must be experiencing financial difficulties and the creditor must have granted a concession. The Company considered the indicators of financial difficulties provided in ASC 470-60 and determined that one or more indicators were present at the time the Repurchase Agreement was entered into, such as the existence of substantial doubt about the Company’s ability to continue as a going concern. Furthermore, the Company determined that the effective borrowing rate on the Note decreased as a result of the changes made to the Note under the Repurchase Agreement and, as such, the Investor granted a concession on the debt. As a result, the changes made to the Note under the Repurchase Agreement were accounted for as a troubled debt restructuring. However, no restructuring gain or corresponding adjustment to the carrying amount of the Note was recorded because the net carrying amount of the Note after giving effect to the payment of the First Installment was less than the total undiscounted future principal and interest payments of the restructured Note.

During the year ended December 31, 2022, the Investor converted $8.55 million of the outstanding Note principal balance into 598,695 shares of the Company’s common stock at a weighted average conversion price of $1.43. In addition, the Company paid the Investor $6.9 million in January 2022 in exchange for cancellation of $6.0 million of the outstanding principal balance. During the year ended December 31, 2023, the Investor converted $1.65 million of the outstanding Note principal balance into 527,910 shares of the Company’s common stock at a weighted average conversion price of $1.18. During the year ended December 31, 2024, the Investor converted $0.9 million of the outstanding Note principal balance into 823,294 shares of the Company’s common stock at a weighted average conversion price of $1.10. There were no conversions of outstanding principal into shares of the Company’s common stock during the three months ended March 31, 2025.

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

As part of the Restructuring Agreement entered into with the Investor on August 16, 2022 (the “Restructuring Agreement”), the Company obtained a forbearance of the Maturity Date from November 5, 2023 to November 5, 2024. As part of the Second Exchange Agreement entered into with the Investor on November 27, 2023, the Company obtained a further forbearance of the Maturity Date from November 5, 2024 to April 5, 2025. As part of the Forbearance Agreement entered into with the Investor on May 17, 2024, the Company obtained a further forbearance of the Maturity Date from April 5, 2025 to April 5, 2026. Pursuant to the terms of the Repurchase Agreement entered into with the Investor on January 23, 2025, the Maturity Date was advanced to April 30, 2025 upon the payment of the First Installment on January 27, 2025.

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

As part of the First Exchange Agreement, the Investor agreed to waive any interest that would otherwise accrue on the Note during the period commencing on April 1, 2023 through, and including, December 31, 2023. As part of the Second Exchange Agreement, the Investor agreed to extend the waiver of payment of interest under the Note through July 1, 2024. Pursuant to the terms of the Repurchase Agreement, no interest will accrue on the remaining balance of the Note during the period from the payment of the First Installment until the Second Installment Date.

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

The following is a rollforward of the senior convertible note balance (in thousands):

Balance, December 31, 2020	$-
Convertible debentures issued	100,000
Derivative liability	(21,580)
Original issue discount of 16%	(16,000)
Placement fees and issuance costs	(7,200)
Amortization and write-off of debt discount	3,435
Balance, net of unamortized debt discount of $41,345 - December 31, 2021	58,655
Repayments and conversion	(14,550)
Amortization and write-off of debt discount	16,996
Balance, net of unamortized debt discount of $24,349 - December 31, 2022	61,101
Repayments and conversion	(66,250)
Amortization and write-off of debt discount	20,443
Balance, net of unamortized debt discount of $3,906 - December 31, 2023	15,294
Conversion	900
Amortization and write-off of debt discount	2,351
Balance, net of unamortized debt discount of $1,556 December 31, 2024	16,745
Repayments	(14,300)
Amortization and write-off of debt discount	1,533
Balance, net of unamortized debt discount of $22 at March 31, 2025	$3,978

The Company recorded debt discount accretion expense of $0.1 million and $0.9 million for the three months ended March 31, 2025 and March 2024, respectively.

The Company incurred interest expense related to its convertible note of $0.2 million and $0.03 million for the three months ended March 31, 2025 and 2024, respectively.

Derivative Liability

The senior convertible note contains embedded derivatives representing certain conversion features, redemption rights, and contingent payments upon the occurrence of certain events of default. The Company determined that these embedded derivatives required bifurcation and separate valuation.

The Company utilizes a binomial lattice model to value its bifurcated derivatives included in the note. ASC 815 does not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be combined and fair-valued as a single compound embedded derivative. The Company selected a binomial lattice model to value the compound embedded derivative because it believes this technique is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the note. Such assumptions include, among other inputs, stock price volatility, risk-free rates, credit risk assumptions, early redemption and conversion assumptions, and the potential for future adjustment of the conversion price due to triggering events. Additionally, there are other embedded features of the note requiring bifurcation, other than the conversion features, which had no value at March 31, 2025 and December 31, 2024, due to management’s estimates of the likelihood of certain events, but that may have value in the future should those estimates change.

The following is a rollforward of the derivative liability balance (in thousands):

Balance, December 31, 2021	$18,735
Change in fair value 2022	(18,480)
Balance, December 31, 2022	255
Increase in derivative liability upon extinguishment of debt	6,312
Change in fair value 2023	(6,548)
Balance, December 31, 2023	19
Change in fair value 2024	(15)
Balance, December 31, 2024	4
Change in fair value 2025	-
Balance, March 31, 2025	$4

Small Business Association CARES Act Loans

On June 9, 2020, the Company entered into a 30-year loan agreement with the Small Business Association (“SBA”) under the CARES Act in the amount of $149,900. The loan bears interest at 3.75% per annum and requires monthly principal and interest payments of $731 beginning June 9, 2021. Both the Chief Executive Officer and Chairman of the Company signed personal guarantees under this loan. As of March 31, 2025, the loan is not in default.

On May 8, 2020, Charge Savvy, a wholly-owned subsidiary of the Company, entered into a 27-year loan agreement with the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in the amount of $150,000. The loan bears interest at 3.75% per annum and required principal and interest payments of $731 beginning on May 8, 2021, which were subsequently deferred to November 8, 2022. On August 4, 2021, Charge Savvy was granted a loan increase in the amount of $350,000 on identical terms as the initial loan, for an aggregate loan amount of $500,000. Monthly principal and interest payments on the aggregate loan are $2,477 and began on November 8, 2022. Pursuant to the terms of Security Agreements executed in connection with this loan, the SBA was granted a security interest in all tangible and intangible personal property of Charge Savvy. As of March 25, 2025, the loan is not in default.

9. Convertible Preferred Stock

On July 31, 2023, the Company issued 6,000 shares of Series A Preferred Stock in exchange for $4.3 million of the outstanding principal balance of the 8% senior convertible note, currently due April 5, 2026 and $1.7 million of accrued interest pursuant to the First Exchange Agreement entered into with the investor in the senior convertible note on July 25, 2023. On November 29, 2023, the existing shares of Series A Preferred Stock issued to the investor were forfeited to the Company by the investor and the Company issued 55,000 shares of Series B Preferred Stock, along with a cash payment of $3.0 million, in exchange for $60.3 million of the outstanding principal balance of the senior convertible note pursuant to the Second Exchange Agreement entered into with the investor on November 27, 2023. On January 27, 2025, all shares of Series B Preferred Stock held by the investor were repurchased upon payment of the First Installment pursuant to the Repurchase Agreement entered into with the investor on January 23, 2025. Refer to Note 8, Long-Term Debt, for further information. The Series A Preferred Stock had a stated value of $1,000 per share and a fair value of approximately $1,111 per share at issuance, as determined by a valuation performed by third-party experts. The Series B Preferred Stock had a stated value of $1,000 per share and a fair value of approximately $1,339 per share at issuance, as determined by a valuation performed by third-party experts.

As of March 31, 2025, and December 31, 2024, preferred stock consisted of the following (in thousands):

	March 31, 2025
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A	15,000	-	$-	$-	$-
Series B	55,000	-	-	-	-
Undesignated preferred shares	4,930,000	-	-	-	-
Total Preferred Stock	5,000,000	-	$-	$-	$-

	December 31, 2024
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A	15,000	-	$-	$-	$-
Series B	55,000	55,000	73,631	63,250	17,684,888
Undesignated preferred shares	4,930,000	-	-	-	-
Total Preferred Stock	5,000,000	55,000	$73,631	$63,250	$17,684,888

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

10. Income Taxes

The Company recorded income tax expense of approximately $0.5 million and $0.2 million for the three months ended March 31,2025 and 2024, respectively. We estimate our annual effective income tax rate to be negative 17.2% for calendar year 2025, which is different from the U.S. federal statutory rate, primarily due to the Company’s full valuation allowance position.

As of March 31, 2025, we have no material unrecognized tax benefits and we expect no material unrecognized tax benefits for the next 12 months.

11. Stock-Based Compensation

Equity Incentive Plans

The Company adopted the 2023 Equity Incentive Plan (“2023 Plan”) on November 2, 2023, which provides employees, directors, and consultants with opportunities to acquire the Company’s shares, or to receive monetary payments based on the value of such shares. Management has determined that it is in the best interests of the Company to replace the 2020 Incentive and Nonstatutory Stock Option Plan, the 2021 Incentive and Nonstatutory Stock Option Plan, and the 2021 Restricted Stock Plan, with one plan, the 2023 Plan, pursuant to which the Company will be able to grant stock option awards, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The 2023 Plan provides for up to 5,098,262 shares of common stock. Grants made under the 2023 Plan will generally vest and become exercisable at various times from the grant dates. These awards will have such vesting or other provisions as may be established by the Board of Directors at the time of each award.

Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2025, is as follows (in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	583,974	$4.20
Granted	-	N/A
Exercised	-	N/A
Cancelled/forfeited/expired	(10,487)	3.96
Outstanding at March 31, 2025	573,127	$4.25

Exercisable at March 31, 2025	397,127	$5.23

There were no stock options exercised during the three months ended March 31, 2025. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2024 was $0.03 million. There were no stock options granted during the three months ended March 31, 2025 and 2024.

Restricted Stock Activity

A summary of RSA activity for the three-month periods ended March 31, 2025 is as follows (in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	74,312	$1.82
Granted	19,536	1.28
Vested	(11,017)	1.36
Forfeited	-	N/A
Unvested at March 31, 2025	82,831	$1.75

The total fair value of restricted shares that vested was $0.02 million and $0.1 million in the three months ended March 31, 2025 and 2024, respectively.

12. Operating Leases

The Company leases office space under operating leases at four locations in the United States (California, Illinois, Massachusetts, and Florida) and two locations in the European Union (Sofia, Bulgaria and Lisbon, Portugal). The Company had no finance lease obligations as of March 31, 2025.

The Company’s operating lease expense totaled $0.3 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the weighted-average remaining lease term was 3.4 years and the weighted average discount rate was 11.3%.

Future minimum lease payments under our operating leases and reconciliation to the operating lease liability as of March 31, 2025, are as follows (in thousands):

Year Ending December 31,	Total
2025 (remainder)	$882
2026	1,345
2027	1,046
2028	1,041
Thereafter	-
Total lease payments	4,314
Less: imputed interest	(792)
Present value of total lease payments	3,522
Less: current portion	(875)
Long-term lease liabilities	$2,647

13. Related Party Transactions

PrivCo

The Company repurchased, in two separate repurchase transactions each consisting of 100,000 shares of common stock, an aggregate of 200,000 shares owned by PrivCo (an entity controlled by Messrs. Errez and Nisan). In October 2022, the Board unanimously ratified these two repurchase transactions between the Company and PrivCo. The Company repurchased 100,000 shares for a price per share of $55.90 (for total proceeds to PrivCo of $5,590,000) (the “First Repurchase”) and 100,000 shares for a price per share of $8.20 (for total proceeds to PrivCo of $820,000) (the “Second Repurchase”). The First Repurchase was based on the closing price of the common stock on November 24, 2021 and took place over a number of months starting in February 2022 and ending in October 2022. The Second Repurchase was based on the closing price of the common stock on July 29, 2022 and took place in October 2022. The purpose of each of these transactions was to allow the Company to issue shares to new shareholders without increasing the Company’s shares outstanding. As of March 31, 2025 and December 31, 2024, there were 11,733 and 11,733 shares available, respectively, of the 200,000 shares of common stock under the aforementioned transactions.

Family Relationships

The Company employs two of our CEO’s brothers, Dan and Liron Nusinovich, who are paid approximately $260,000 and $131,000 per year, respectively. There are no family relationships between any of other directors or executive officers and any other employees or directors or executive officers.

The Company did not pay any commissions to the related parties mentioned above for the three months ended March 31, 2025 and 2024, respectively.

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

●	On November 8, 2022, the Company filed a complaint against its former Chief Operating Officer Vanessa Luna, Luna Consultant Group, LLC and Does 1 through 50 in San Diego Superior Court (the “Company Filing”). The Company alleged that Ms. Luna abused her position for additional compensation, failed to follow proper protocols and breached her fiduciary duties and duty of loyalty by secretly maintaining alternative employment. The action sought damages, including interest and costs of suit incurred. On November 10, 2022, Ms. Luna filed her own complaint against the Company and Fredi Nisan in San Diego Superior Court (the “Luna Filing”). Ms. Luna alleged that Mr. Nisan used contract negotiations to coerce her, that the Company improperly coded transactions and misled investors, and that when her concerns were reported to management, she was wrongfully terminated, resulting in a number of claims. Ms. Luna also alleged sexual misconduct on the part of Mr. Nisan. Ms. Luna sought damages including compensatory damages, unpaid wages (past and future), loss of wages and benefits (past and future), and other damages to be proven at trial. The Company and Mr. Nisan deny all allegations of the Luna Filing. In April 2023, Ms. Luna sought and was granted permission to add Coyni, Inc. as a defendant with regard to her claims. In addition, in August 2024, the Company and Mr. Nisan were granted leave to file a Second Amended Complaint to add additional claims against Ms. Luna, including securities fraud. After vigorously defending against all claims asserted by Ms. Luna and vigorously prosecuting its own claims against Ms. Luna, on October 17, 2024, the parties entered into a confidential settlement agreement. On February 4, 2025, the parties filed with the San Diego Superior Court Requests for Dismissal, dismissing their respective cases with prejudice. The request was rejected and resubmitted on April 29, 2025.

●	On December 12, 2022, Jacqueline Dollar (aka Jacqueline Reynolds), former Chief Marketing Officer of the Company, filed a complaint against the Company, Fredi Nisan, and Does 1-20 in San Diego Superior Court. Ms. Dollar is alleging she was undercompensated compared to her male counterparts and retaliated against after raising concerns to management resulting in sex discrimination in violation of the California Fair Employment and Housing Act (“FEHA”) and failure to prevent discrimination in violation of FEHA. Ms. Dollar is also claiming intentional infliction of emotional distress. Ms. Dollar is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims. The parties are currently in the discovery phase.

●

Since December 2022, the Company has been cooperating with an ongoing investigation by the SEC regarding possible violations of the federal securities laws, which in its course has included a review of the Company’s blockchain technology and first-generation product, known as QuickCard. During the investigation, the Staff of the SEC shared its concerns regarding certain disclosures in the Company’s Form S-1 filed on December 23, 2020 (“2020 S-1”), as well as subsequent periodic reports. The disclosures at issue primarily concerned the Company’s description of its use of blockchain technology and QuickCard processing for cannabis merchants. None of the disclosures impacted our previously reported revenues, expenses, earnings, cash balances, or other financial measures. Based on our review of the facts and circumstances, the Company has determined to provide the following additional disclosures.

The Company has been discussing with the Staff of the SEC the possibility of reaching a settlement of potential charges arising from the investigation. We have been informed that, provided the Company makes a sufficient disclosure addressing the concerns regarding the Company’s 2020 S-1 and subsequent reporting, the Staff will recommend that no civil monetary penalties be imposed on the Company. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments, of this Report for management’s disclosures in response to the SEC’s concerns.

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

The Complaints seeks damages and contribution from the Hertel Defendants and a direction that the Company and the Hertel Defendants take actions to reform and improve corporate governance and internal procedures to comply with applicable laws. The Hertel Defendants deny all allegations of liability and intend to vigorously defend against all claims. On May 8, 2025, all parties reached an agreement in principle to fully resolve and settle all claims alleged in the lawsuits. The pending settlement is subject to documentation by the parties and approval by the District Court. However, unless and until the settlement is approved, and given the uncertainty of litigation and the legal standards that must be met for success on the merits, the Company cannot predict the outcome of the cases at this time.

●	On October 1, 2023, the Company filed a demand for arbitration against Sky Financial with the American Arbitration Association in San Diego, California (the “Arbitration”). In the Arbitration, the Company seeks to recover for breach of contract and Sky Financial’s failure to perform its obligations On October 2, 2023, the Company filed a complaint against Sky Financial in San Diego Superior Court asserting the same claims asserted in the Arbitration, solely to toll any applicable statutes of limitations pending the Arbitration and, if necessary, provide jurisdiction for the court to compel arbitration. The action seeks damages, including interest and costs of suit incurred. The parties agreed to proceed in the Arbitration and to implement the steps needed to extend the current stay of the San Diego Superior Court action pending the Arbitration. Subsequently, the parties agreed to stay the Arbitration and attend mediation. A mediation was scheduled but then vacated by stipulation of the parties. The stay of the Arbitration has been lifted. A new third arbitrator was recently selected to the panel to replace an arbitrator who withdrew for personal reasons. The parties await the scheduling of a status conference to set dates.

●	On June 25, 2024, J. Drew Byelick, a former Chief Financial Officer of the Company, filed a complaint against the Company in the United States District Court for the Southern District of California, Case No. ’24CV1096 JLS MSB. Mr. Byelick alleged breach of contract, fraudulent inducement of employment, along with intentional misrepresentation and concealment. The Company moved to dismiss the complaint for failure to state a claim and for other violations of the federal rules of civil procedure. The Court granted that motion on December 20, 2024, but permitted Mr. Byelick to file an amended complaint. Mr. Byelick filed his first amended complaint on January 19, 2025, asserting the same core claims. The Company moved to dismiss the first amended complaint for similar reasons as its motion to dismiss the original complaint. The Court granted that motion, in part, on April 18, 2025, ruling that Mr. Byelick was incapable of pleading certain claims (and dismissing those claims) but adequately pled others for purposes of a motion to dismiss only. The Company denies all allegations of liability and intends to vigorously defend against all claims. However, given the preliminary stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

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

The following tables present revenue and gross profit information for each of our reportable segments (in thousands):

	Three Months Ended March 31, 2025
	North America	International	Total
Revenue	$2,769	$12,364	$15,133
Cost of revenue	1,400	7,018	8,418
Segment gross profit	$1,369	$5,346	$6,715

Depreciation and amortization	$82	$51	$133

	Three Months Ended March 31, 2024
	North America	International	Total
Revenue	$9,674	$7,100	$16,774
Cost of revenue	5,521	4,222	9,743
Segment gross profit	$4,153	$2,878	$7,031

Depreciation and amortization	$491	$166	$657

The following table provides a reconciliation of total segment gross profit to the Company’s loss before provision for income taxes (in thousands):

	Three Months Ended March 31,
	2025	2024
Total segment gross profit	$6,715	$7,031
Less: Advertising and marketing	33	17
Less: Research and development	449	1,393
Less: General and administrative	1,541	2,042
Less: Payroll and payroll taxes	3,883	3,569
Less: Professional fees	1,066	1,035
Less: Stock compensation expense	55	224
Less: Depreciation and amortization	133	657
Less: Restructuring charges	403	-
Less: Other expense, net	(1,425)	(593)
Loss before provision for income taxes	$(2,273)	$(2,499)

16. Subsequent Events

Nasdaq Stockholder’s Equity Deficiency Notice

On April 8, 2025, the Company received written notice (the “Notice”) from Nasdaq notifying the Company that, based on the Company’s negative stockholders’ equity balance of $1.5 million as of December 31, 2024, it is no longer in compliance with the minimum stockholders’ equity requirement of $2.5 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1). The Company has until May 23, 2025 to provide Nasdaq with a plan to regain compliance with the foregoing listing requirement. If the Company’s plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice (October 5, 2025) for the Company to evidence compliance.

The Notice has no immediate effect on the listing or trading of the Company’s common stock and the common stock will continue to trade on the Nasdaq Capital Market under the symbol “RVYL.” The Company intends to submit a plan to Nasdaq to regain compliance with the Nasdaq Listing Rules. In determining whether to accept the plan, Nasdaq will consider such things as the likelihood that the plan will result in compliance with Nasdaq’s continued listing criteria, the Company’s past compliance history, the reasons for the Company’s current non-compliance, other corporate events that may occur within Nasdaq’s review period, the Company’s overall financial condition, and its public disclosures. If Nasdaq does not accept the Company’s plan, the Company may request a hearing at which it would present its plan to a Nasdaq Hearings Panel.

January 2025 SPA

On April 23, 2025, the Company, Transact Europe, and the Purchaser executed and entered into a modification agreement (the “Modification Agreement”) which provides that, notwithstanding the terms of the Termination Agreement or the January 2025 SPA, the Purchaser would not take any actions to close on the purchase of the Ryvyl EU Shares before May 6, 2025, so that the Company and the Purchaser could attempt to enter into an alternative transaction in lieu of the securities purchase transaction under the January 2025 SPA. The Company had the right, at any time, on or before May 6, 2025, to extend this period, so that the Purchaser would not exercise such right to purchase the Ryvyl EU Shares, until May 27, 2025, in consideration for the Company’s payment to the Purchaser of $0.75 million. All other terms of the January 2025 SPA and the Termination Agreement remained unchanged and in full force and effect.

On May 7, 2025, the Purchaser provided a letter of notice to the Company and Transact Europe, stating that due to the Company not exercising its right to terminate the SPA by payment to the Purchaser of $16.5 million within the time so prescribed by the Termination Agreement, and as the Company had not exercised its right to extend the period during which time the Purchaser agreed not to exercise its rights to close on the transaction per the Modification Agreement (the “Standstill Period”), the Company no longer had the right to terminate the SPA pursuant to the Termination Agreement, and the Standstill Period had expired. The Purchaser also notified the Company that notwithstanding the foregoing, they did not intend to take the final steps to close on the purchase of the Ryvyl EU Shares for a period of ten calendar days from and including the date of the letter, or until May 16, 2025. The parties continued to be in conversation during this period. All other terms of the SPA and the Termination Agreement remained unchanged and in full force and effect. On May 14, 2025, the Company issued a press release stating that the parties had ceased discussions to restructure the terms of the pre-funded asset sale of its Ryvyl EU subsidiary. The Company expects the buyer will now take the final steps to close the pre-funded asset sale. The closing of the pre-funded sale is expected to occur during the second quarter of 2025.

As further described in our 2024 Annual Report, Ryvyl EU provides comprehensive EMI services, including global IBAN issuance, foreign exchange solutions, and payment processing capabilities to individuals and businesses across Europe. Ryvyl EU represents a majority of the Company’s current business and substantially all of the business reported under the Company’s International reporting segment (see Note 15, Segment Reporting, for more information). Based on management’s assessment of the facts and circumstances surrounding the January 2025 SPA and Termination Agreement, it determined that the pre-funded sale of Ryvyl EU met the held-for-sale criteria, in accordance with ASC 360, Property, Plant, and Equipment, as of the second quarter of 2025. Based on total consideration received of $16.5 million ($15.0 million purchase price and $1.5 million termination payment that was treated as interest expense (see Note 7, Note Payable)) and the carrying value of Ryvyl EU’s net assets as of March 31, 2025, the Company expects to incur a loss on sale of at least $6.0 million upon closing.

Non-Payment of Second Installment for Note Repayment Agreement

As disclosed in Note 8, Long-Term Debt, Net, the Second Installment of the Note in the amount of $4.0 million was due and payable on or before April 30, 2025, which payment was not made on the Second Installment Date and has not been made as of the date of this Report. The Repurchase Agreement provides that, if the Second Installment was not paid by the Second Installment Date, previously waived interest will begin to accrue retroactive to the First Installment Date on the remaining balance of the Note and all other terms of the Note will also be restored as they were prior to the date the First Installment was paid. Since the terms of the Note prior to the Repurchase Agreement have been reinstated, which includes a Note maturity date of April 5, 2026, the Note has been classified as a long-term liability in the condensed consolidated balance sheet as of March 31, 2025.

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

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Report identify important matters or factors which you should consider in evaluating our forward-looking statements. These matters or factors include, among other things:

●	Our ability to continue operating as a going concern;

●	Our ability to effectively execute our business plan;

●	Our ability to manage our expansion, growth and operating expenses both domestically and internationally;

●	Our ability to comply with new regulations and compliance requirements that affect our business;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete and succeed in an evolving industry;

●	Our ability to respond and adapt to rapid changes in technology;

●	Our ability to manage our expansion, growth and operating expenses both domestically and internationally;

●	Risks in connection with completed or potential acquisitions, post-acquisition integrations, dispositions and other strategic growth opportunities and initiatives;

●	Our need for, and ability to raise, additional capital;

●	Our ability to maintain operations in the event our financial condition is negatively impacted as the result of litigation or actions of any governmental agencies against us or against any of our officers or directors;

●	Our dependence on our proprietary technology, which we may not be able to protect; and

●	Risks related to our sale of our subsidiary, Ryvyl EU, representing a substantial portion of our business, if we are unable to pay the prospective purchaser $16.5 million by May 6, 2025 (or May 27, 2025, if we pay such prospective purchaser $0.75 million for such extension).

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in our press releases) for other factors that may cause actual results to differ materially from those projected by us. For additional information regarding risk factors that could affect our results, see “Risk Factors” beginning on page 18 of our 2024 Annual Report and “Risk Factors” on page 42 of this Report.

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

Our Management’s Discussion and Analysis and Results of Operations contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; our ability to continue operating as a going concern; our ability to pay our outstanding debt arrangements; and other risks that might be detailed from time to time in our filings with the SEC.

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

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. As described in the Notes to the Financial Statements included in our 2024 Form 10-K and in this Report, respectively, for the years ended December 31, 2024, and 2023, and the three month periods ended March 31, 2025 and 2024, there is a substantial doubt about our ability to continue as a going concern. For the year ended December 31, 2024, we had a net loss of $26.8 million, and as of December 31, 2024, we had an accumulated deficit of $179.4 million. For the three months ended March 31, 2025, we had a net loss of $2.8 million, and as of March 31, 2025, we had an accumulated deficit of $182.2 million.

In February 2024, the Company stopped processing credit card payments on its QuickCard platform because our processing partner’s bank informed them that they no longer wished to process payments for cannabis merchants. QuickCard was our first-generation product and was designed to address the needs of previously all-cash businesses. Although not limited to the cannabis industry, prior to discontinuing QuickCard, cannabis merchants made up a substantial majority of the platform’s processing volume. The decline in revenues resulting from the discontinuation of QuickCard has adversely impacted the Company’s liquidity in its North America segment. Also, until recently, the Company had relied on the repatriation of profits from its European subsidiaries to cover some of its critical operating expenses in North America, which it will no longer be able to do once the Purchaser closes on the pre-funded sale of its wholly-owned subsidiary, Transact Europe, which is expected to occur during the second quarter of 2025 (see Note 16, Subsequent Events). As a result, management has determined that its cash balance in the North America segment as of March 31, 2025, will not be sufficient to fund the segment’s operations and capital needs for the next 12 months from the date of this Report and, unless we are able to raise additional capital, will only be sufficient to fund operations through approximately June 30, 2025. These conditions raise substantial doubt about our ability to continue as a going concern. See “Risk Factors - Our financial situation creates doubt whether we will continue as a going concern”. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Developments

Preferred Stock Repurchase and Note Repayment Agreement and Non-Payment of Second Installment for Note Repayment Agreement

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

Pursuant to terms of the Repurchase Agreement, in consideration for an aggregate payment of $17.0 million by the Company to the Securityholder (the “Repurchase Price”), (i) the entire outstanding principal balance of the Note, including all accrued and unpaid interest, shall be deemed to have been paid and (ii) all outstanding Series B Preferred Shares held by the Securityholder will be repurchased by the Company.

The Repurchase Agreement provided for the payment of the Repurchase Price in two installments, the first in the amount of $13.0 million (the “First Installment”), which was paid on January 27, 2025. The second installment, in the amount of $4.0 million (the “Second Installment”), was due and payable on or before April 30, 2025 (the “Second Installment Date”), and the maturity date of the Note was advanced to such date. Upon the payment of the First Installment, all Series B Preferred Shares held by the Securityholder were repurchased.

The Repurchase Agreement further provides that, during the period from the payment of the First Installment until the Second Installment Date, no interest accrued on the remaining balance of the Note and certain restrictive covenants under the Note were temporarily waived. The Second Installment of the Note in the amount of $4.0 million was due and payable on or before April 30, 2025, which payment was not made on the Second Installment Date and has not been made as of the date of this Report. The Repurchase Agreement provides that, if the Second Installment was not paid by the Second Installment Date, previously waived interest will begin to accrue retroactive to the First Installment Date on the remaining balance of the Note and all other terms of the Note will also be restored as they were prior to the date the First Installment was paid. Since the terms of the Note prior to the Repurchase Agreement have been reinstated, which includes a Note maturity date of April 5, 2026, the Note has been classified as a long-term liability in the condensed consolidated balance sheet as of March 31, 2025.

Stock Purchase Agreement, Financing, and Modification Agreement

On January 23, 2025, in connection with the Company’s securing financing (the “Financing”), the Company entered into a stock purchase agreement (the “January 2025 SPA”) with a purchaser (the “Purchaser”), which provides for the sale to the Purchaser of all of the issued and outstanding shares of capital stock (the “Ryvyl EU Shares”) of the Company’s indirect subsidiary domiciled in Bulgaria, Ryvyl (EU) EAD (“Ryvyl EU”), by Transact Europe Holdings EOOD, the Company’s wholly owned subsidiary, also domiciled in Bulgaria (“Transact Europe”) for an aggregate purchase price of $15.0 million (the “Financing Purchase Price”). Under the terms of the January 2025 SPA, the Company was required to use $13.0 million of the net proceeds raised in the Financing to pay the First Installment of the Repurchase Price.

On January 23, 2025, the Company, Transact Europe and the Purchaser also entered into a Termination Agreement (the “Termination Agreement”). Among other things, the Termination Agreement provided the Company with the right to terminate the January 2025 SPA and all of the transactions contemplated therein, by paying the Purchaser $16.5 million on or before 90 days after the date of execution of the January 2025 SPA (April 23, 2025). If the January 2025 SPA was terminated as a result of such payment by the Company, the Ryvyl EU Shares would not be sold to the Purchaser and would be returned to Transact Europe and the January 2025 SPA would be void and of no further effect, except for some provisions that survive termination. In the event that the January 2025 SPA was not so terminated, then the Purchaser would close on its purchase of the Ryvyl EU Shares; provided, however, if the Purchaser is unable to close for any reason other than the Company’s breach, including the inability to obtain any regulatory clearances required for such transfer, then the Company is liable for damages in the amount of $16.5 million. In the event that the Purchaser is unable to close on the transfer of the Ryvyl EU Shares, as a result of the Company’s breach, then the Company is liable for damages in an amount equal to the appraised value of the Ryvyl EU Shares.

On April 23, 2025, the Company, Transact Europe, and the Purchaser executed and entered into a modification agreement (the “Modification Agreement”) which provides that, notwithstanding the terms of the Termination Agreement or the January 2025 SPA, the Purchaser would not take any actions to close on the purchase of the Ryvyl EU Shares before May 6, 2025, so that the Company and the Purchaser could attempt to enter into an alternative transaction in lieu of the securities purchase transaction under the January 2025 SPA. The Company had the right, at any time, on or before May 6, 2025, to extend this period, so that the Purchaser would not exercise such right to purchase the Ryvyl EU Shares, until May 27, 2025, in consideration for the Company’s payment to the Purchaser of $0.75 million. All other terms of the January 2025 SPA and the Termination Agreement remained unchanged and in full force and effect.

On May 7, 2025, the Purchaser provided a letter of notice to the Company and Transact Europe, stating that due to the Company not exercising its right to terminate the SPA by payment to the Purchaser of $16.5 million within the time so prescribed by the Termination Agreement, and as the Company had not exercised its right to extend the period during which time the Purchaser agreed not to exercise its rights to close on the transaction per the Modification Agreement (the “Standstill Period”), the Company no longer had the right to terminate the SPA pursuant to the Termination Agreement, and the Standstill Period had expired. The Purchaser also notified the Company that notwithstanding the foregoing, they did not intend to take the final steps to close on the purchase of the Ryvyl EU Shares for a period of ten calendar days from and including the date of the letter, or until May 16, 2025. The parties continued to be in conversation during this period. All other terms of the SPA and the Termination Agreement remained unchanged and in full force and effect. On May 14, 2025, the Purchaser notified the Company that it would proceed to take steps to acquire the Ryvyl EU Shares, and the Company issued a press release stating that the parties had ceased discussions to restructure the terms of the pre-funded asset sale of its RYVYL EU subsidiary. The Company expects the buyer will now take the final steps to close the pre-funded asset sale.

Blockchain Technology and QuickCard – Updated Disclosures

Refer to Note 16, Commitments and Contingencies, for additional information concerning an ongoing investigation by the SEC regarding possible violations of the federal securities laws, which in its course has included a review of the Company’s blockchain technology and its first-generation product, known as QuickCard. In response to the SEC’s concerns and based on our review of the facts and circumstances, the Company has determined to provide the following updated disclosures concerning its blockchain technology and its QuickCard product. The SEC’s concerns primarily pertain to disclosures in two areas: our description of our use of blockchain technology in our business and the lack of specific disclosure that the main vertical market being processed through QuickCard was cannabis merchants.

Our QuickCard product was designed to address the needs of previously all-cash businesses. Although not limited to cannabis, before QuickCard was discontinued, cannabis merchants made up a substantial majority of QuickCard processing volume. The Company stopped processing credit card payments on the QuickCard platform during the first quarter of 2024 because our processing partner’s bank informed them that they no longer wished to process payments for cannabis merchants. The turnover in acquiring banks of processing partners as well as the turnover in compliance officers within banks or changes in bank policies from time to time are examples of what we have historically referred to in public filings as “banking industry turmoil.”

When the Company stopped processing credit card payments on the QuickCard platform, we transitioned the QuickCard product from terminal-based processing to app-based processing. Our app-based processing platform would have required consumers to download an application and fund their app wallets via ACH bank transfers allowing them to purchase a prepaid virtual card. We have since determined that the app-based product may not be a viable long-term solution for certain niche high-risk business verticals (including cannabis merchants) and made the decision to terminate the rollout of the app-based product in those specific business verticals. In lieu of the app-based product, the Company began to offer a license of its QuickCard platform during the third quarter of 2024. Currently, the Company is not actively licensing any products.

QuickCard is a cloud-based digital payment platform that employs a private blockchain ledger database. While QuickCard payments are processed and settled through traditional payment processing gateways and not on the blockchain, once a transaction is complete, a record of the transaction is recorded on the blockchain ledger, and this record is therefore immutable. Once recorded on the blockchain ledger, the record of the transaction cannot be deleted or altered.

Our 2020 S-1 and subsequent periodic filings described a payment processing transaction as beginning with the consumer purchasing tokens from us, accomplished when we load a virtual wallet with a token, which then transfers credits to the merchant’s wallet on a dollar-for-dollar basis, after which the merchant releases its goods or services to the consumer. To clarify and more precisely describe the process, when a consumer presents a credit or debit card to our customer (the merchant), the process begins with the merchant creating and funding a digital wallet with the consumer’s payment, at which point the funds are converted to a digital representation of their deposit on a dollar-for-dollar basis, which we refer to as digital units or asset-based tokens. These are not cryptocurrency tokens and this is distinct and separate from the tokenization that occurs when a transaction is recorded on the blockchain. Merchants can request a withdrawal of their digital funds from us based on their wallet balances independent from the Company receiving cash at a later time from the acquiring bank in the network.

Until this year, QuickCard was our only product that employed the use of blockchain. QuickCard utilizes an open-source blockchain as its transaction ledger system. Transaction data is captured from payment endpoints, the data is encrypted and validated on Amazon Web Services (AWS) servers, validated transactions are formatted for blockchain compatibility, transaction blocks are created and added to the blockchain, and confirmation receipts are generated and stored.

While the blockchain is open-source and not created by or proprietary to the Company, we believe its implementation represents a proprietary technological advancement through, among other things:

●	Our custom integration architecture developed specifically for QuickCard’s unique payment processing requirements;
●	Our proprietary middleware solutions that bridge our payment systems with the blockchain infrastructure;
●	Our custom-built APIs and smart contracts designed exclusively for QuickCard’s transaction patterns;
●	Our unique security protocols and validation mechanisms developed in-house;

Our proprietary elements include:

1.	Custom transaction validation algorithms specific to our payment processing needs;
2.	Data formatting and encryption protocols;
3.	Unique system architecture that optimizes blockchain integration with our existing infrastructure; and
4.	Custom-developed monitoring and audit tools.

Our 2020 S-1 and subsequent periodic filings referred to transactions being verified by trusted partners. Transactions can be verified by merchants, but our blockchain ledger is not viewable by third parties. To ensure data integrity, the Company previously engaged a third-party vendor to perform an Information Technology General Controls (ITGC) audit of the system to ensure that transactions were accurately recorded. The ITGC audit did not result in any findings.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 (Unaudited) Compared to Three Months March 31, 2024 (Unaudited):

(in thousands)

	Three Months Ended March 31,
	2025		2024
		% of		% of	Change
	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$15,133	100.0%	$16,774	100.0%	$(1,642)	(9.8)%
Cost of revenue	8,418	55.6%	9,743	58.1%	(1,325)	(13.6)%
Gross profit	6,715	44.4%	7,031	41.9%	(317)	(4.5)%

Operating expenses:
Advertising and marketing	33	0.2%	17	0.1%	16	94.1%
Research and development	449	3.0%	1,393	8.3%	(944)	(67.8)%
General and administrative	1,541	10.2%	2,042	12.2%	(501)	(24.5)%
Payroll and payroll taxes	3,883	25.7%	3,569	21.3%	314	8.8%
Professional fees	1,066	7.0%	1,035	6.2%	31	3.0%
Stock compensation expense	55	0.4%	224	1.3%	(169)	(75.4)%
Depreciation and amortization	133	0.9%	657	3.9%	(524)	(79.8)%
Restructuring charges	403	2.7%	-	N/A	403	N/A
Total operating expenses	7,563	50.0%	8,937	53.3%	(1,374)	(15.4)%

Loss from operations	(848)	(5.6)%	(1,906)	(11.4)%	1,058	(55.5)%

Other income (expense):
Interest expense	(1,229)	(8.1)%	(28)	(0.2)%	(1,201)	4,289.3%
Accretion of debt discount	(128)	(0.8)%	(908)	(5.4)%	780	(85.9)%
Other income (expense)	(68)	(0.4)%	343	2.0%	(411)	(119.8)%
Total other expense, net	(1,425)	(9.4)%	(593)	(3.5)%	(832)	140.3%

Loss before provision for income taxes	(2,273)	(15.0)%	(2,499)	(14.9)%	227	(9.0)%
Income tax provision	483	3.2%	190	1.1%	293	154.2%
Net loss	$(2,756)	(18.2)%	$(2,689)	(16.0)%	$(67)	2.5%

Revenue

	Three Months Ended March 31,
North America segment	2025	2024	$ Change	% Change
Revenue	$2,769	$9,674	$(6,905)	(71.4)%
Cost of revenue	1,400	5,521	(4,121)	(74.6)%
Segment gross profit	$1,369	$4,153	$(2,784)	(67.0)%

	Three Months Ended March 31,
International segment	2025	2024	$ Change	% Change
Revenue	$12,364	$7,100	$5,263	74.1%
Cost of revenue	7,018	4,222	2,796	66.2%
Segment gross profit	$5,346	$2,878	$2,467	85.7%

Consolidated revenue decreased $1.6 million, or 9.8%, to $15.1 million for the three months ended March 31, 2025, from $16.8 million for the three months ended March 31, 2024. In the North America segment, revenue decreased $6.9 million, or 71.4%, compared to the three months ended March 31, 2024. In the International segment, revenue increased $5.3 million, or 74.1%, compared to the three months ended March 31, 2024. The decrease in consolidated revenue was primarily driven by a decrease in processing volume in the North America segment, which decreased from $239.0 million in the quarter ended March 31, 2024, to $177.5 million in the quarter ended March 31, 2025, and is attributable to the previously disclosed impact associated with the Company’s QuickCard product transition. The decrease in revenue in North America was partially offset by an increase in revenue in the International segment that was primarily attributable to continued growth in processing volume, which increased from $755.0 million in the quarter ended March 31, 2024, to $859.6 million in the quarter ended March 31, 2025. The increase in processing volume in the International segment was driven by continued strong growth across multiple verticals, primarily, our Independent Sales Organizations (“ISO”) and partnership network, our global payments processing businesses, and banking-as-a-service offering.

Cost of Revenue

Consolidated cost of revenue decreased $1.3 million, or 13.6%, to $8.4 million for the three months ended March 31, 2025, from $9.7 million for the three months ended March 31, 2024. In the North America segment, cost of revenue decreased $4.1 million, or 74.6%, compared to the three months ended March 31, 2024. In the International segment, cost of revenue increased $2.8 million, or 66.2%, compared to the three months ended March 31, 2024. Cost of revenue primarily consists of various processing fees paid to gateways, as well as commission payments to the ISOs responsible for establishing and maintaining merchant relationships. The decrease in consolidated cost of revenue was primarily driven by the decrease in processing volumes in North America, as noted above, partially offset by an increase in processing volumes in the International segment.

Operating Expenses

Operating expenses decreased $1.4 million, or 15.4%, to $7.6 million for the three months ended March 31, 2025, from $8.9 million for the three months ended March 31, 2024. The decrease was primarily driven by a decrease in research and development expenses of $0.9 million, as the Company did not begin capitalizing a portion of these costs until the second quarter of 2024, a decrease in general and administrative expenses of $0.5 million, primarily due to lower bad debt expense, and a decrease in depreciation and amortization of $0.5 million, primarily due to no amortization of intangible assets in North America, as these assets were written-off during the fourth quarter of 2024. These decreases were partially offset by an increase in restructuring charges of $0.4 million related to the impairment of previously acquired Logicquest Technology, Inc. assets during the first quarter of 2025.

Other Expense

Other expense increased by $0.8 million, or 140.1%, to $1.4 million for the three months ended March 31, 2025, from $0.6 million for the three months ended March 31, 2024. The increase was primarily driven by an increase in interest expense of $1.2 million related to a secured note payable, which the Company obtained in January 2025.

Liquidity and Capital Resources

The Company’s consolidated working capital at March 31, 2025 was negative $24.1 million, which included cash of $3.0 million and restricted cash of $74.5 million. Historically, the Company has financed its operations with proceeds from cash from operations, the sales of equity securities, and proceeds from its $100 million convertible note issued in November 2021. Our material liquidity needs principally relate to working capital requirements, research and development expenditures, and the repayment of short-term debt.

As further described in Note 2, Summary of Significant Accounting Policies – Going Concern, in the unaudited condensed consolidated financial statements included in this Report, since the first quarter of 2024, the Company’s liquidity in its North America segment has been adversely impacted by the decline in revenues related to the discontinuation of its QuickCard product. As also noted in Note 2 of such financial statements, until recently, the Company had relied on the repatriation of profits from its European subsidiaries to cover some of its critical operating expenses in North America, which it will no longer be able to do once the Purchaser closes on the pre-funded sale of its wholly-owned subsidiary, Transact Europe, which is expected to occur during the second quarter of 2025 (see Note 16, Subsequent Events). As a result, management has determined that its cash in the North America segment as of March 31, 2025, will not be sufficient to fund the segment’s operations and capital needs for the next 12 months from the date of this Report and, unless the Company is able to raise additional capital, will only be sufficient to fund operations through approximately June 30, 2025. The Company’s ability to successfully address this liquidity shortfall is contingent upon the successful execution of management’s intended plan over the next twelve months, which includes, but is not limited to, the following:

●	raising capital over the next 30 days through a variety of means, including private and public equity offerings and debt financings. The Company is actively engaged in discussions with multiple banks regarding a capital raise as well as debt financing, and expects to consummate one or more of these fundings in the near term;

●	continued execution of its accelerated business development efforts to drive volumes in diversified business verticals with the Company’s other products, including the recently launched licensing of the Company’s payments processing platform in certain niche high-risk business verticals; and

●	continued implementation of cost control measures to more effectively manage spending in the North America segment and further right-sizing the organization, where appropriate;

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

Cash Flow Activities

The following table shows cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash (used in) provided by operating activities	$(15,581)	$15,525
Cash used in investing activities	(1,269)	(22)
Cash provided by (used in) financing activities	1,998	(4)
Effects of exchange rates on cash, cash equivalents, and restricted cash	312	(1)
Net (decrease) increase in cash and restricted cash	$(14,540)	$15,498

Operating Activities – For the three months ended March 31, 2025 and 2024, net cash used and net cash provided by operating activities was $15.6 million and $15.5 million, respectively. The net cash used and provided by operating activities was primarily driven by the timing of settlement of assets and liabilities.

Investing Activities – Net cash used in investing activities for the three months ended March 31, 2025 was $1.3 million. The net cash used in investing activities for the three months ended March 31, 2025 primarily relates to internal-use capitalized software development costs. Net cash used in investing activities for the three months ended March 31, 2024 was negligible.

Financing Activities – Net cash provided by financing activities during the three months ended March 31, 2025 was $2.0 million and was primarily driven by proceeds from a short-term note payable obtained by the Company in January 2025, partially offset by the partial repayment of the 8% Senior convertible note during the quarter. Net cash used in financing activities during the three months ended March 31, 2024 was negligible.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies to maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and timely communicated to management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on their evaluation as of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time, the Company is involved in legal proceedings. The following is a summary of our current outstanding litigation. Note that references to GreenBox POS are for historical purposes. GreenBox POS changed its name to RYVYL Inc. on October 13, 2022.

●

On November 8, 2022, the Company filed a complaint against its former Chief Operating Officer Vanessa Luna, Luna Consultant Group, LLC and Does 1 through 50 in San Diego Superior Court (the “Company Filing”). The Company alleged that Ms. Luna abused her position for additional compensation, failed to follow proper protocols and breached her fiduciary duties and duty of loyalty by secretly maintaining alternative employment. The action sought damages, including interest and costs of suit incurred. On November 10, 2022, Ms. Luna filed her own complaint against the Company and Fredi Nisan in San Diego Superior Court (the “Luna Filing”). Ms. Luna alleged that Mr. Nisan used contract negotiations to coerce her, that the Company improperly coded transactions and misled investors, and that when her concerns were reported to management, she was wrongfully terminated, resulting in a number of claims. Ms. Luna also alleged sexual misconduct on the part of Mr. Nisan. Ms. Luna sought damages including compensatory damages, unpaid wages (past and future), loss of wages and benefits (past and future), and other damages to be proven at trial. The Company and Mr. Nisan deny all allegations of the Luna Filing. In April 2023, Ms. Luna sought and was granted permission to add Coyni, Inc. as a defendant with regard to her claims. In addition, in August 2024, the Company and Mr. Nisan were granted leave to file a Second Amended Complaint to add additional claims against Ms. Luna, including securities fraud. After vigorously defending against all claims asserted by Ms. Luna and vigorously prosecuting its own claims against Ms. Luna, on October 17, 2024, the parties entered into a confidential settlement agreement. On February 4, 2025, the parties filed with the San Diego Superior Court Requests for Dismissal, dismissing their respective cases with prejudice. The request was rejected and resubmitted on April 29, 2025.

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

●

Since December 2022, the Company has been cooperating with an ongoing investigation by the SEC regarding possible violations of the federal securities laws, which in its course has included a review of the Company’s blockchain technology and first-generation product, known as QuickCard. During the investigation, the Staff of the SEC shared its concerns regarding certain disclosures in the Company’s Form S-1 filed on December 23, 2020 (“2020 S-1”), as well as subsequent periodic reports. The disclosures at issue primarily concerned the Company’s description of its use of blockchain technology and QuickCard processing for cannabis merchants. None of the disclosures impacted our previously reported revenues, expenses, earnings, cash balances, or other financial measures. Based on our review of the facts and circumstances, the Company has determined to provide the following additional disclosures.

The Company has been discussing with the Staff of the SEC the possibility of reaching a settlement of potential charges arising from the investigation. We have been informed that, provided the Company makes a sufficient disclosure addressing the concerns regarding the Company’s 2020 S-1 and subsequent reporting, the Staff will recommend that no civil monetary penalties be imposed on the Company. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments, of this Report for management’s disclosures in response to the SEC’s concerns.

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

The Complaints seeks damages and contribution from the Hertel Defendants and a direction that the Company and the Hertel Defendants take actions to reform and improve corporate governance and internal procedures to comply with applicable laws. The Hertel Defendants deny all allegations of liability and intend to vigorously defend against all claims. On May 8, 2025, all parties reached an agreement in principle to fully resolve and settle all claims alleged in the lawsuits. The pending settlement is subject to documentation by the parties and approval by the District Court. However, unless and until the settlement is approved, and given the uncertainty of litigation and the legal standards that must be met for success on the merits, the Company cannot predict the outcome of the cases at this time.

●	On October 1, 2023, the Company filed a demand for arbitration against Sky Financial with the American Arbitration Association in San Diego, California (the “Arbitration”). In the Arbitration, the Company seeks to recover for breach of contract and Sky Financial’s failure to perform its obligations On October 2, 2023, the Company filed a complaint against Sky Financial in San Diego Superior Court asserting the same claims asserted in the Arbitration, solely to toll any applicable statutes of limitations pending the Arbitration and, if necessary, provide jurisdiction for the court to compel arbitration. The action seeks damages, including interest and costs of suit incurred. The parties agreed to proceed in the Arbitration and to implement the steps needed to extend the current stay of the San Diego Superior Court action pending the Arbitration. Subsequently, the parties agreed to stay the Arbitration and attend mediation. A mediation was scheduled but then vacated by stipulation of the parties. The stay of the Arbitration has been lifted. A new third arbitrator was recently selected to the panel to replace an arbitrator who withdrew for personal reasons. The parties await the scheduling of a status conference to set dates.

●	On June 25, 2024, J. Drew Byelick, a former Chief Financial Officer of the Company, filed a complaint against the Company in the United States District Court for the Southern District of California, Case No. ’24CV1096 JLS MSB. Mr. Byelick alleged breach of contract, fraudulent inducement of employment, along with intentional misrepresentation and concealment. The Company moved to dismiss the complaint for failure to state a claim and for other violations of the federal rules of civil procedure. The Court granted that motion on December 20, 2024, but permitted Mr. Byelick to file an amended complaint. Mr. Byelick filed his first amended complaint on January 19, 2025, asserting the same core claims. The Company moved to dismiss the first amended complaint for similar reasons as its motion to dismiss the original complaint. The Court granted that motion, in part, on April 18, 2025, ruling that Mr. Byelick was incapable of pleading certain claims (and dismissing those claims) but adequately pled others for purposes of a motion to dismiss only. The Company denies all allegations of liability and intends to vigorously defend against all claims. However, given the preliminary stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

ITEM 1A. RISK FACTORS

Other than the newly identified risk factors described below, there have been no material changes with respect to risk factors previously disclosed in the Company’s 2024 Annual Report.

We have entered into a Securities Purchase Agreement to sell a material subsidiary, which represents a substantial portion of our current business and which we expect to close by June 30, 2025. Additionally, we may be required to pay significant liquidated damages if the prospective purchaser is unable to close the acquisition

As described elsewhere in this Report, we entered into a Securities Purchase Agreement (“SPA”) with a Purchaser, which provides for the sale to the Purchaser of all of the issued and outstanding shares of capital stock of our indirect subsidiary, Ryvyl EU (the “Ryvyl EU Shares”), which represents a materially significant portion of the Company’s current business and substantially all the business classified under the Company’s International reporting segment as described in the Notes to the unaudited condensed financial statements for the period ended March 31, 2025 and 2024. We also entered into a Termination Agreement with the Purchaser, providing us with the right to terminate the Securities Purchase Agreement and the Purchaser’s right to purchase our Ryvyl EU business, if we paid such Purchaser $16.5 million on or before April 23, 2025. We have not made such payment to the Purchaser and we were notified by the Purchaser on May 14, 2025, that it will proceed with its acquisition of the Ryvyl EU Shares.

The Purchaser’s acquisition of the Ryvyl EU Shares will result in the loss of such business, which would have a material adverse effect on our business and financial condition and could result in the termination of our business. Additionally, if the Purchaser is unable to acquire the Ryvyl EU Shares for any reason other than our breach, including the inability to obtain any regulatory clearances required for such transfer from the applicable Bulgarian governmental authorities, then we are required to pay the Purchaser liquidated damages in the amount of $16.5 million. In the event that the Purchaser is unable to acquire the Ryvyl EU Shares, as a result of our breach, then we are required to pay the Purchaser liquidated damages in an amount equal to the appraised value of the Ryvyl EU Shares. Our payment of either of such liquidated damages amounts to the Purchaser would have a material adverse impact on our business and financial condition and, in the event of our obligation to pay $16.5 million, such could result in the termination of our business, and in the event of our obligation to pay the appraised value of the Ryvyl EU Shares, such would substantially likely result in the termination of our business.

Our financial situation creates doubt whether we will continue as a going concern

As described in the Notes to the Financial Statements included in our 2024 Form 10-K and in this Report, respectively, for the years ended December 31, 2024, and 2023, and the three month periods ended March 31, 2025 and 2024, there is a substantial doubt about our ability to continue as a going concern. For the year ended December 31, 2024, we had a net loss of $26.8 million, and as of December 31, 2024, we had an accumulated deficit of $179.4 million. For the three months ended March 31, 2025, we had a net loss of $2.8 million, and as of March 31, 2025, we had an accumulated deficit of $182.2 million. Also, until recently, we had relied on the repatriation of profits from our European subsidiaries to cover some of our critical operating expenses in North America, which we will no longer be able to do once the Purchaser closes on the pre-funded sale of our wholly-owned subsidiary, Transact Europe, which is expected to occur during the second quarter of 2025 (see Note 16, Subsequent Events). As a result, management has determined that our cash balance in the North America segment as of March 31, 2025, will not be sufficient to fund the segment’s operations and capital needs for the next 12 months from the date of this Report and, unless we are able to raise additional capital, will only be sufficient to fund operations through approximately June 30, 2025. These conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will need to raise additional working capital. No assurance can be given that additional financing will be available, or if available, that we will be able to secure any such financing on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations.

If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, our common stock could be delisted from Nasdaq

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

As disclosed in our Current Report on Form 8-K filed with the SEC on April 11, 2025, we received a written notification from the Staff on April 8, 2025 notifying us that we were not in compliance with the minimum stockholders’ equity requirement of $2.5 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1). The Company has until May 23, 2025 to provide Nasdaq with a plan to regain compliance with the foregoing listing requirement. If the Company’s plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice (October 5, 2025) for the Company to evidence compliance.

The Company intends to submit a plan to Nasdaq to regain compliance with the Nasdaq Listing Rules. In determining whether to accept the plan, Nasdaq will consider such things as the likelihood that the plan will result in compliance with Nasdaq’s continued listing criteria, the Company’s past compliance history, the reasons for the Company’s current non-compliance, other corporate events that may occur within Nasdaq’s review period, the Company’s overall financial condition and its public disclosures. If Nasdaq does not accept the Company’s plan, the Company may request a hearing at which it would present its plan to a Nasdaq Hearings Panel.

There can be no assurances that Nasdaq will accept our plan to regain compliance with the Nasdaq Listing Rules, and, assuming that they do accept our plan, that we will be able to regain compliance or continue to comply with all applicable Nasdaq listing requirements now or in the future, including the Stockholders’ Equity Requirement. If we fail to meet to regain compliance, our common stock may be delisted from the Nasdaq Capital Market.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

RYVYL INC.
(Registrant)

Date: May 20, 2025	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2025	By:	/s/ George Oliva
George Oliva
Chief Financial Officer (Principal Financial Officer)