Form 10-Q
period 2025-06-30
RYVYL Inc.
filed 2025-08-14
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, the Registrant had 31,342,011 shares of common stock, $0.001 par value per share, outstanding.

		Page
PART I Consolidated Financial Information
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended June 30, 2025 (unaudited) and 2024 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months and Six Months Ended June 30, 2025 (unaudited) and 2024 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 (unaudited) and 2024 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II Other Information
Item 1.	Legal Proceedings	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	45
Signatures		46

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RYVYL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash	$210	$2,599
Restricted cash	14,770	89,432
Accounts receivable, net of allowance for credit losses of $309 and $142, respectively	888	1,076
Cash due from gateways, net of allowance of $152 and $34, respectively	-	88
Prepaid and other current assets	764	2,189
Total current assets	16,632	95,384
Non-current Assets:
Property and equipment, net	135	165
Goodwill	-	18,856
Intangible assets, net	1,560	1,802
Operating lease right-of-use assets, net	2,035	3,425
Other assets	240	2,644
Total non-current assets	3,970	26,892
Total assets	$20,602	$122,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,170	$3,515
Accrued liabilities	3,224	8,146
Payment processing liabilities, net	15,658	90,802
Current portion of operating lease liabilities	533	839
Other current liabilities	124	240
Total current liabilities	24,709	103,542
Long term debt, net of debt discount	613	17,363
Operating lease liabilities, less current portion	2,217	2,863
Total liabilities	27,539	123,768
Commitments and contingencies (Note 15)

Stockholders’ Equity:
Preferred stock, Series B, par value $0.01, 5,000,000 shares authorized; shares issued and outstanding 0 and 53,499 at June 30, 2025 and December 31, 2024, respectively	-	1
Common stock, par value $0.001, 100,000,000 shares authorized, shares issued and outstanding of 15,957,396 and 8,032,318 at June 30, 2025 and December 31, 2024, respectively	16	8
Additional paid-in capital	183,618	179,157
Accumulated other comprehensive income	-	(1,251)
Accumulated deficit	(190,571)	(179,407)
Total stockholders’ deficit	(6,937)	(1,492)
Total liabilities and stockholders’ deficit	$20,602	$122,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$2,783	$2,972	$5,552	$12,646
Cost of revenue	1,564	1,846	2,964	7,367
Gross profit	1,219	1,126	2,588	5,279

Operating expenses:
Advertising and marketing	2	16	5	33
Research and development	129	819	578	2,212
General and administrative	1,351	1,204	2,488	2,742
Payroll and payroll taxes	497	2,170	3,120	5,074
Professional fees	667	1,260	1,685	2,295
Stock compensation expense	441	182	496	406
Depreciation and amortization	159	507	241	998
Impairment of goodwill	-	6,675	-	6,675
Impairment of intangible assets	1,088	-	1,088	-
Restructuring charges	171	1,636	574	1,636
Total operating expenses	4,505	14,469	10,275	22,071
Loss from operations	(3,286)	(13,343)	(7,687)	(16,792)

Other income (expense):
Interest expense	(523)	(125)	(1,752)	(153)
Accretion of debt discount	(22)	(797)	(150)	(1,705)
Changes in fair value of derivative liability	-	14	-	14
Derecognition expense on conversion of convertible debt	176	(69)	176	(69)
Other (expense) income	(21)	49	26	99
Total other expense, net	(390)	(928)	(1,700)	(1,814)

Loss from continuing operations before income taxes	(3,676)	(14,271)	(9,387)	(18,606)
Provision for income taxes	164	177	305	166
Net loss from continuing operations	(3,840)	(14,448)	(9,692)	(18,772)
(Loss) income from discontinued operations, net of tax	(4,568)	2,337	(1,472)	3,971
Net loss	$(8,408)	$(12,111)	$(11,164)	$(14,801)

Comprehensive income statement:
Net loss	$(8,408)	$(12,111)	$(11,164)	$(14,801)
Foreign currency translation gain (loss)	149	(174)	1,250	(619)
Total comprehensive loss	$(8,259)	$(12,285)	$(9,914)	$(15,420)

Net loss per share:
Basic and diluted	$(0.80)	$(1.88)	$(1.19)	$(2.39)
Weighted average number of common shares outstanding:
Basic and diluted	10,561,893	6,438,409	9,409,076	6,205,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional	Other Accumulated Comprehensive		Total
	Shares	Amount	Series B Shares	Amount	Paid In Capital	Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2024	8,032,318	$8	53,499	$1	$179,157	$(1,251)	$(179,407)	$(1,492)

Issuance of common stock under equity incentive plans	15,760	0	-	-	55	-	-	55

Common stock issued for conversion of Preferred B stock	314,912	0	(400)	-	-	-	-	-

Preferred B stock repurchases	-	-	(53,099)	(1)	1	-	-	-

Capital contributions	-	-			9			9

Net loss and comprehensive loss	-	-	-	-	-	1,102	(2,756)	(1,654)
Balance at March 31, 2025	8,362,990	8	-	-	179,222	(149)	(182,163)	(3,082)

Issuance of common stock under equity incentive plans	475,563	1	-	-	396	-	-	397

Common stock issued for conversion of convertible debt	7,118,843	7	-	-	3,956	-	-	3,963

Stock-based compensation	-	-	-	-	44	-	-	44

Net loss and comprehensive loss	-	-	-	-	-	149	(8,408)	(8,259)
Balance at June 30, 2025	15,957,396	$16	-	$-	$183,618	$-	$(190,571)	$(6,937)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Preferred Stock		Additional	Other Accumulated Comprehensive		Total
	Shares	Amount	Series B Shares	Amount	Paid In Capital	Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2023	5,996,948	$6	55,000	$1	$175,664	$401	$(152,581)	$23,491

Issuance of restricted common stock under equity incentive plans	6,333	-	-	-	119	-	-	119

Issuance of restricted common stock under equity incentive plans	14,443	-	-	-	93	-	-	93

Issuance of common stock upon exercise of stock options	6,218	-	-	-	-	-	-	-

Shares forfeited	(22,455)	-	-	-	(100)	-	-	(100)

Net loss and comprehensive loss	-	-	-	-	-	(445)	(2,689)	(3,134)
Balance at March 31, 2024	6,001,487	6	55,000	1	175,777	(44)	(155,270)	20,470

Issuance of restricted common stock under equity incentive plans	42,659	-	-	-	279	-	-	279

Issuance of common stock upon conversion of convertible debt	169,220	-	-	-	240	-	-	240

Issuance of common stock upon conversion of Series B preferred stock	567,262	1	(875)	-	(1)	-	-	-

Shares forfeited	(30,528)	-	-	-	(75)	-	-	(75)

Net loss and comprehensive loss	-	-	-	-	-	(174)	(12,111)	(12,285)
Balance at June 30, 2024	6,750,100	$7	54,125	$1	$177,620	$(218)	$(167,382)	$10,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,164)	$(14,801)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	337	1,235
Noncash lease expense	490	141
Stock compensation expense	496	406
Accretion of debt discount	150	1,705
Derecognition upon conversion of convertible debt	(176)	69
Changes in fair value of derivative liability	-	(14)
Loss on sale of Ryvyl EU	6,497	-
Impairment of intangible assets	1,088	-
Impairment of goodwill	-	6,675
Restructuring charges	574	1,636
Changes in assets and liabilities:
Accounts receivable, net	188	66
Prepaid and other current assets	829	445
Cash due from gateways, net	89	11,699
Other assets	(91)	(299)
Accounts payable	1,784	1,337
Accrued and other current liabilities	(1,824)	(1,408)
Accrued interest	(18)	-
Payment processing liabilities, net	(2,395)	(6,197)
Net cash (used in) provided by operating activities	(3,146)	2,695
Cash flows from investing activities:
Purchases of property and equipment	(76)	(7)
Capitalized software development costs	(1,088)	(546)
Purchases of intangible assets	(145)	(92)
Cash transferred in connection with the sale of Ryvyl EU	(74,954)	-
Net cash used in investing activities	(76,263)	(645)
Cash flows from financing activities:
Repayments on convertible debt	(13,000)	-
Repayments on long-term debt	(6)	(9)
Proceeds from short-term note payable	15,000	-
Treasury stock purchases	-	(190)
Net cash provided by (used in) financing activities	1,994	(199)

Effect of exchange rate changes on cash and restricted cash	365	(9)

Net increase (decrease) in cash and restricted cash	(77,050)	1,842
Cash and restricted cash – beginning of period	92,030	73,318
Cash and restricted cash – end of period	$14,980	$75,160

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$135	$-
Income taxes	$761	$380

Non-cash financing and investing activities:
Convertible debt conversion to common stock	$4,000	$200
Convertible debt conversion to preferred stock	$-	$-
Interest accrual from convertible debt converted to common stock	$135	$-

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

Prior to the sale of the Company’s subsidiary, Ryvyl (EU) EAD (“Ryvyl EU”), which was effective June 1, 2025, the Company operated through two distinct business segments designed to meet the diverse and evolving needs of global markets. Our business was strategically structured around two primary geographic regions - Europe and North America - each offering complementary product and service portfolios that encompassed payment processing, treasury management, acquiring, issuing, and Electronic Money Institution (“EMI”) services. This segmentation allowed RYVYL to deliver tailored, market-specific solutions while maintaining a cohesive global strategy that supports operational efficiency, regulatory compliance, and financial growth. As a result of the sale of Ryvyl EU, our operations are now solely conducted in North America.

In North America, the Company’s focus is on expanding treasury management services, Bank Identification Number (BIN) sponsorship for credit card processing, and comprehensive payment solutions such as ACH and wire transfers. By leveraging third-party sponsorship arrangements alongside our technology, we are positioned to capture growth opportunities in key sectors, including e-commerce, fintech, and B2B payments.

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

In response to the discontinuation of QuickCard as a direct offering, during the third quarter of 2024, the Company began to offer a license of the platform, which it believes will enable it to serve the same customer base it previously served with the original product offering through a business partner with more suitable banking compliance capabilities. Currently, the Company does not have any active licensing agreements in place, and it continues to seek suitable business partners for its licensing product. In addition, during the second half of 2024, management executed a reorganization of the Company’s business to better align with its revised strategy and cost structure. As a result of these changes as well as an increasingly uncertain business environment in the US, management expects the recovery of the loss of revenues resulting from the discontinuation of its QuickCard product to take longer than originally anticipated.

The decline in revenues resulting from the discontinuation of QuickCard has adversely impacted the Company’s liquidity. Also, until recently, the Company had relied on the repatriation of profits from its European subsidiaries to cover some of its critical operating expenses, which it is no longer be able to do following the sale of Ryvyl EU, effective June 1, 2025. As a result, management has determined that its cash balance as of June 30, 2025, will not be sufficient to fund the Company’s operations and capital needs for the next 12 months from the date of this Report and, unless we are able to raise additional capital, will only be sufficient to fund operations through approximately December 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon the successful execution of management’s intended plan over the next twelve months to improve its liquidity position, which includes, without limitation:

●	raising additional capital through a variety of means, including private and public equity offerings and debt financings. The Company recently executed a successful capital raise (see Note 17, Subsequent Events), and continues to be actively engaged in discussions with multiple parties for additional funding opportunities;

●	continued execution of its accelerated business development efforts to drive volumes in diversified business verticals with the Company’s other products, including the recently launched licensing of the Company’s payments processing platform in certain niche high-risk business verticals;

●	continued implementation of cost control measures to more effectively manage spending and further right-sizing the organization, where appropriate;

Management has assessed that its intended plan described above, if successfully implemented, is appropriate and sufficient to address its liquidity shortfall and to provide funds to cover operations for the next 12 months from the date of the issuance of this Report. However, there can be no assurance that we will be successful in implementing our plan, that our projections of our future capital needs will prove accurate, or that any additional funding will be available on a timely manner, on favorable terms, or be sufficient to continue our operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Restricted Cash

Cash consist of cash on hand and cash on deposit with banks. Restricted cash primarily consists of funds received from banking services clients, which has yet to be distributed to those clients’ end customers at the end of the period.

Payment Processing Liabilities

Payment processing liabilities principally represent funds collected from banking services clients that have yet to be distributed to those clients’ customers at the end of the period. These liabilities are secured by funds held in restricted cash accounts and are presented as restricted cash in the condensed consolidated balance sheets.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Historically, the Company generated the majority of its revenue from payment processing services. Payment processing services revenue was typically based on a percentage of the value of each transaction processed and/or upon fixed amounts specified for each transaction or service. The Company satisfied its performance obligations and, therefore, recognized the processing fees as revenue at a point in time, upon the authorization of a merchant sale transaction. Following the sale of the Company’s wholly owned subsidiary, Ryvyl EU, effective June 1, 2025, the Company primarily generates revenue from banking services, which primarily include incoming and outgoing ACH and wire transfer transactions, and fees earned from payment processing transactions where the Company arranges for the delivery of those services to the merchant by a payment processor. For banking services transactions, the Company typically charges specified fees on a per transaction basis, which may vary from customer to customer. The Company satisfies its performance obligation related to these transactions at a point in time, upon the authorization of the transaction in the Company’s payments platform. For revenue earned from arranging for the delivery of payment processing services to merchants by a payment processor, the Company typically charges specified fees on a per transaction basis, a percentage share of the transaction amount, or a combination of both. The Company satisfies the performance obligation related to these transactions at a point in time, upon the authorization of the transaction in the payment processor’s platform. Revenue from these transactions is recognized on a gross basis, as the Company has determined that it is the principal in the arrangements governing those transactions.

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

Accounts Receivable, Net

Accounts receivable primarily consist of amounts recorded in connection with the sale of payment processing terminals and related accessories. Accounts receivable are recorded at invoiced amounts, net of an allowance for credit losses, and do not bear interest. In accordance with Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), the Company measures its allowance for credit losses using an expected credit loss model that reflects the Company’s current estimate of expected credit losses inherent in the enterprise and the accounts receivable balance. In determining the expected credit losses, the Company considers its historical loss experience, the aging of its accounts receivable balance, current economic and business conditions, and anticipated future economic events that may impact collectability. The Company reviews its allowance for credit losses periodically and, as needed, amounts are written-off when determined to be uncollectible. As of June 30, 2025, and December 31, 2024, the allowance for credit losses was immaterial.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of inventory, short term deposits, and prepaid property taxes required under existing lease arrangements.

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

Fair Value Measurements

The Company applies fair value accounting for assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis. Fair value is defined as the price received to sell an asset or paid to transfer a liability in the principal market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

The applicability of this guidance was limited to the Company’s 8% Senior Convertible Note and related derivative liability, which were fully retired during the quarter ended June 30, 2025. As of December 31, 2024, the Company classified these liabilities as Level 3 of the fair value hierarchy, as fair values are estimated using models that use both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Goodwill and Intangible Assets

ASC 350-20, Intangibles—Goodwill and Other—Goodwill, requires companies to assess goodwill for impairment annually or more frequently if indicators of impairment exist. Testing goodwill for impairment is performed at the reporting unit level, using a two-step test, and requires companies to compare the fair value of a reporting unit with its carrying amount, including goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds its fair value. ASC 350-20 also provides for an optional qualitative assessment for testing goodwill for impairment that enables companies to skip the two-step test if it is determined that it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of a reporting unit is greater than its carrying amount. The Company performs a goodwill impairment test annually on December 31 or more frequently if events and circumstances indicate that the asset might be impaired. Following the sale of the Company’s wholly owned subsidiary, Ryvyl EU, effective June 1, 2025, the Company no longer has any goodwill.

Intangible assets consist of acquired customer relationships and business intellectual properties. In accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill, the Company’s intangible assets are amortized over their estimated useful lives, ranging from two to five years, using the straight-line method. Intangible assets amortized under ASC 350-30 must be reviewed for impairment when indicators of impairment are present, in accordance with ASC 360-10. Through April 30, 2025, the Company capitalized internal-use software development costs incurred in connection with the development of the European instance of its dual-sided platform, NEMS Core. Following the sale of Ryvyl EU, effective June 1, 2025, the Company halted any further development of the new platform instance. Additionally, the Company determined that all previously capitalized software development costs related to the new platform instances were not recoverable and recorded an impairment charge of $1.1 million during the quarter ended June 30, 2025.

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

The Company evaluates ROU assets related to leases for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. When a decision has been made to exit a lease prior to the contractual term or to sublease that space, the Company evaluates the asset for impairment and recognizes the associated impact to the ROU asset and related expense, if applicable. The evaluation is performed at the asset group level initially and when appropriate, at the lowest level of identifiable cash flows, which is at the individual lease level. Undiscounted cash flows expected to be generated by the related ROU asset are estimated over the ROU asset’s useful life. If the evaluation indicates that the carrying amount of the ROU asset may not be recoverable, any potential impairment is measured based upon the fair value of the related ROU asset or asset group as determined by appropriate valuation techniques. During the quarter ended June 30, 2025, the Company identified indicators of impairment for the ROU asset related to one of its operating leases, which indicated that the carrying value of the ROU asset may not be recoverable. Based on the Company’s impairment analysis, management confirmed that the carrying value of the ROU asset was not recoverable and recorded an impairment charge of $0.5 million as of June 30, 2025.

Foreign Currency

Assets and liabilities of our foreign subsidiaries are translated into the reporting currency using the exchange rates in effect on the condensed consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the period, which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive income in the accompanying consolidated statements of stockholders’ equity. Following the sale of the Company’s wholly owned foreign subsidiary, Ryvyl EU, effective June 1, 2025, the Company is no longer exposed to changes in exchange rates that would impact its condensed consolidated balance sheets on a go forward basis.

Stock Based Compensation

Stock-based compensation expense relates to restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and stock options granted to employees and non-employee directors under the Company’s equity incentive plans, which are measured based on the grant-date fair value. The fair value of RSAs and RSUs is determined by the closing price of the Company’s common stock on the grant date. The fair value of stock options is estimated on the date of grant using the Black-Scholes-Merton option valuation model. Generally, stock-based compensation expense is recorded on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur.

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

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As of June 30, 2025, and December 31, 2024, the Company has a full valuation allowance on its deferred tax assets.

Net Loss Per Share

The Company’s basic net loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during the period without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss available to common shareholders by the weighted-average number of shares of common stock outstanding, adjusted for the dilutive effect of all potential shares of common stock. For the three and six-month periods ended June 30, 2025, and 2024, the Company’s diluted net loss per share is the same as the basic net loss per share, since there are no common stock equivalents outstanding that would have a dilutive effect.

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

3. Discontinued Operations

Pursuant to a stock purchase agreement (the “SPA”) and a Termination Agreement (the “Termination Agreement”), both dated January 23, 2025, and entered into between the Company and a purchaser (the “Purchaser”), the Company and the Purchaser completed the sale of its wholly owned subsidiary Ryvyl EU, effective June 1, 2025, which comprised substantially all of the business previously reported under the Company’s International reporting segment. Domiciled in Sofia, Bulgaria, Ryvyl EU is a European Union regulated electronic money institution that provides complete payment solutions by offering acquiring, issuing, banking services across Europe. Pursuant to the terms of the SPA and Termination Agreement, the Company received total consideration of $16.5 million, comprised of $15.0 million of short-term secured debt and a related $1.5 million of accrued interest (or termination fee), which were forgiven by the Purchaser in exchange for the acquisition of Ryvyl EU. The net assets of Ryvyl EU immediately prior to the closing of the sale were approximately $23.0 million and the Company recognized a loss on sale of approximately $6.5 million.

In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, since the sale of Ryvyl EU met the held-for-sale criteria as of the second quarter of 2025 and the sale transaction was completed within the same quarter, historical assets and liabilities of Ryvyl EU have not been segregated and reported as discontinued operations in the condensed consolidated balance sheets for all historical periods presented. Pursuant to the same guidance, the income statement activity of Ryvyl EU has been segregated and reported as discontinued operations for all periods presented in the condensed consolidated income statements for all historical periods presented. Additionally, cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statement of cash flows for all periods presented.

The results of operations from discontinued operations for the three and six months ended June 30, 2025, and 2024, consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$8,669	$8,928	$21,033	$16,028
Cost of revenue	(5,013)	(5,305)	(12,031)	(9,527)
Advertising and marketing	(15)	-	(45)	-
General and administrative	(340)	(418)	(744)	(923)
Payroll and payroll taxes	(570)	(680)	(1,830)	(1,345)
Professional fees	(3)	-	(51)	-
Depreciation and amortization	(45)	(71)	(96)	(237)
Other (expense) income, net	(519)	145	(634)	437
Income from discontinued operations	2,164	2,599	5,602	4,433
Loss on sale of discontinued operations	(6,497)	-	(6,497)	-
Income from discontinued operations before income taxes	(4,333)	2,599	(895)	4,433
Provision for income taxes	235	262	577	462
(Loss) income from discontinued operations, net of tax	$(4,568)	$2,337	$(1,472)	$3,971

Selected financial information related to cash flows from discontinued operations for the six months ended June 30, 2025, is as follows (in thousands):

	Six Months Ended June 30,
	2025	2024

Depreciation of property and equipment	$5	$142
Amortization of intangible assets	$91	$95
Purchases of property and equipment	$76	$-

4. Property and Equipment, Net

The following table details property and equipment, less accumulated depreciation (in thousands):

	June 30, 2025	December 31, 2024
Computers and equipment	$313	$499
Furniture and fixtures	115	121
Improvements	186	186
Total property and equipment	614	806
Less: accumulated depreciation	(479)	(641)
Net property and equipment	$135	$165

Depreciation expense was $0.02 million and $0.05 million for the three months ended June 30, 2025, and 2024, respectively. Depreciation expense was $0.05 million and $0.1 million for the six months ended June 30, 2025, and 2024, respectively.

5. Goodwill

The following table summarizes goodwill activity for the six months ended June 30, 2025 (in thousands):

Amount
Goodwill – December 31, 2024	$18,856
Adjustments (1)	1,724
Goodwill disposed in connection with the sale of Ryvyl EU	(20,580)
Goodwill – June 30, 2025	$-

(1)	The adjustments to goodwill pertain to foreign currency translation adjustments, which totaled positive $1.7 million for the 5 months ended May 31, 2025, the date immediately preceding the completion of the sale of Ryvyl EU, June 1, 2025.

6. Intangible Assets, Net

The following tables detail intangible assets (in thousands):

		June 30, 2025
	Estimated Useful Life	Cost	Accumulated Amortization	Impairment Loss	Net
Customer relationships	2-5 years	$6,545	$(3,517)	$(3,028)	$-
Business technology/IP	5 years	2,611	(2,611)	-	-
Capitalized internal-use software	3 years	2,846	(198)	(1,088)	1,560
Total intangible assets		$12,002	$(6,326)	$(4,116)	$1,560

		December 31, 2024
	Estimated Useful Life	Cost	Accumulated Amortization	Impairment Loss	Net
Customer relationships	2-5 years	$7,737	$(4,709)	$(3,028)	$-
Business technology/IP	5 years	4,167	(4,008)	-	159
Capitalized internal-use software	3 years	1,647	(5)	-	1,643
Total intangible assets		$13,551	$(11,750)	$(3,028)	$1,802

Amortization expense was $0.1 million and $0.5 million for the three months ended June 30, 2025, and 2024, respectively. Amortization expense was $0.2 million and $0.9 million for the six months ended June 30, 2025, and 2024, respectively.

The estimated future amortization expense related to intangible assets as of June 30, 2025 is as follows (in thousands):

Fiscal years:	Amount
2025 (remainder)	$293
2026	586
2027	586
2028	95
Thereafter	-
Total	$1,560

7. Accrued Liabilities

The following table details the balance in accrued liabilities (in thousands):

	June 30, 2025	December 31, 2024
Payroll related accruals	$432	$2,613
Accrued legal and professional fees	999	886
Accrued legal settlements	917	2,467
Accrued taxes	189	110
Accrued convertible note interest	-	366
Other accrued liabilities	687	1,704
Total accrued liabilities	$3,224	$8,146

8. Note Payable

Stock Purchase Agreement and Financing

On January 23, 2025, in connection with the Company securing financing (the “Financing”), the Company entered into a stock purchase agreement (the “January 2025 SPA”) with a purchaser (the “Purchaser”), which provides for the sale to the Purchaser of all of the issued and outstanding shares of capital stock (the “Ryvyl EU Shares”) of the Company’s indirect subsidiary domiciled in Bulgaria, Ryvyl (EU) EAD (“Ryvyl EU”), by Transact Europe Holdings EOOD, the Company’s wholly owned subsidiary, also domiciled in Bulgaria (“Transact Europe”) for an aggregate purchase price of $15.0 million (the “Financing Purchase Price”). Under the terms of the January 2025 SPA, the Company was required to use $13.0 million of the net proceeds raised in the Financing to pay the First Installment of the Repurchase Agreement.

On January 23, 2025, the Company, Transact Europe and the Purchaser also entered into a Termination Agreement (the “Termination Agreement”). Among other things, the Termination Agreement provided the Company with the right to terminate the January 2025 SPA and all of the transactions contemplated therein, by paying the Purchaser $16.5 million on or before 90 days after the date of execution of the January 2025 SPA (April 23, 2025). If the January 2025 SPA is terminated as a result of such payment by the Company, the Ryvyl EU Shares will not be sold to the Purchaser and will be returned to Transact Europe and the January 2025 SPA will be void and of no further effect, except for some provisions that survive termination. In the event that the January 2025 SPA is not so terminated, then the Purchaser will close on its purchase of the Ryvyl EU Shares; provided, however, if the Purchaser is unable to close for any reason other than the Company’s breach, including the inability to obtain any regulatory clearances required for such transfer, then the Company is liable for damages in the amount of $16.5 million. In the event that the Purchaser is unable to close on the transfer of the Ryvyl EU Shares, as a result of the Company’s breach, then the Company is liable for damages in an amount equal to the appraised value of the Ryvyl EU Shares.

The Company analyzed the terms of the January 2025 SPA and Termination Agreement and determined that they should be accounted for together as a single transaction, as neither agreement would have been entered into without the other and the exercise of each party’s rights under each agreement would result in the termination of each party’s rights under the other agreement (i.e., the January 2025 SPA will be void and of no further effect if the Company exercises its termination rights under the Termination Agreement, and the Termination Agreement will be void and of no further effect in the event that the January 2025 SPA is not so terminated and the Purchaser closes on its purchase of the Ryvyl EU Shares). Further, the Company determined that the terms of the agreements, in particular the Company’s unilateral termination right, were such that the Company would not be considered to have surrendered control of the Ryvyl EU Shares until the termination deadline passes and, therefore, the substance of the transaction effectively represented short-term secured debt (rather than a true sale), akin to a repurchase agreement in which a seller-borrower of securities sells those securities to a buyer-lender with an agreement to repurchase them at a stated price plus interest at a specified date or in specified circumstances, which would be accounted for as a collateralized borrowing, in accordance with ASC 860-30. As such, the Company accounted for the transaction as a secured borrowing by recognizing the Financing Purchase Price as cash in the accompanying condensed consolidated balance sheets, recording an obligation (liability) to return the cash to the Purchaser, and recognizing the difference between the Financing Purchase Price and $16.5 million termination payment as interest expense over the 90-day period from the date of execution of the January 2025 SPA to the termination deadline.

Modification Agreement

On April 23, 2025, the Company, Transact Europe, and the Purchaser executed and entered into a modification agreement (the “Modification Agreement”) which provides that, notwithstanding the terms of the Termination Agreement or the January 2025 SPA, the Purchaser will not take any actions to close on the purchase of the Ryvyl EU Shares before May 6, 2025, so that the Company and the Purchaser may attempt to enter into an alternative transaction in lieu of the securities purchase transaction under the January 2025 SPA. The Company has the right, at any time, on or before May 6, 2025, to extend this period, so that the Purchaser will not exercise such right to purchase the Ryvyl EU Shares, until May 27, 2025, in consideration for the Company’s payment to the Purchaser of $0.75 million. This payment will be accounted for as additional interest on the secured borrowing from the date of payment to the termination deadline. All other terms of the January 2025 SPA and the Termination Agreement remain unchanged and in full force and effect.

On May 7, 2025, the Purchaser provided a letter of notice to the Company and Transact Europe, stating that due to the Company not exercising its right to terminate the SPA by payment to the Purchaser of $16.5 million within the time so prescribed by the Termination Agreement, and as the Company had not exercised its right to extend the period during which time the Purchaser agreed not to exercise its rights to close on the transaction per the Modification Agreement (the “Standstill Period”), the Company no longer had the right to terminate the SPA pursuant to the Termination Agreement, and the Standstill Period had expired. The Purchaser also notified the Company that notwithstanding the foregoing, they did not intend to take the final steps to close on the purchase of the Ryvyl EU Shares for a period of ten calendar days from and including the date of the letter, or until May 16, 2025. The parties continued discussions during this period. All other terms of the SPA and the Termination Agreement remained unchanged and in full force and effect. On May 14, 2025, the Purchaser notified the Company that it would proceed to take steps to acquire the Ryvyl EU Shares, and the Company issued a press release stating that the parties had ceased discussions to restructure the terms of the pre-funded asset sale of its Ryvyl EU subsidiary. The sale of Ryvyl EU was completed between the parties, effective June 1, 2025.

Since the $16.5 million owed to the Purchaser was effectively settled in full in exchange for the Purchaser acquiring Ryvyl EU, the amount was treated as the total consideration received by the Company for the sale of Ryvyl EU. Accordingly, the principal balance and accrued interest of $16.5 million were deemed fully repaid as of June 1, 2025, the date of the completion of the Ryvyl EU sale. See Note 3, Discontinued Operations, for additional information.

9. Long-Term Debt, Net

The following table summarizes the Company’s debt (in thousands):

	June 30, 2025	December 31, 2024
$100,000,000 8% senior convertible note, due April 5, 2026	$-	$18,300
Less: Unamortized debt discount	-	(1,555)
Net carrying value	-	16,745

$149,900 Economic Injury Disaster Loan (EIDL), interest rate of 3.75%, due June 1, 2050	154	155
$500,000 EIDL, interest rate of 3.75%, due May 8, 2050	469	475
Total debt	623	17,375

Less: current portion	(10)	(12)
Long-term debt, net	$613	$17,363

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

The Repurchase Agreement further provides that, during the period from the payment of the First Installment until the Second Installment Date, no interest will accrue on the remaining balance of the Note and certain restrictive covenants under the Note will be temporarily waived. If the Company fails to make the Second Installment on or before the Second Installment Date, then interest will continue to accrue again on the outstanding balance of the Note and all other terms of the Note will also be restored as they were prior to the date the First Installment was paid. The Company did not make the second installment payment of $4.0 million by April 30, 2025.

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

During the year ended December 31, 2022, the Investor converted $8.55 million of the outstanding Note principal balance into 598,695 shares of the Company’s common stock at a weighted average conversion price of $1.43. In addition, the Company paid the Investor $6.9 million in January 2022 in exchange for the cancellation of $6.0 million of the outstanding principal balance. During the year ended December 31, 2023, the Investor converted $1.65 million of the outstanding Note principal balance into 527,910 shares of the Company’s common stock at a weighted average conversion price of $1.18. During the year ended December 31, 2024, the Investor converted $0.9 million of the outstanding Note principal balance into 823,294 shares of the Company’s common stock at a weighted average conversion price of $1.10.During the three months ended June 30, 2025, the Investor converted the remaining $4.0 of the outstanding Note principal balance into 7,118,843 shares of the Company’s common stock at a weighted average conversion price of $0.58.

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

Change of Control Redemption Right

In connection with a change of control of the Company, the holder may require us to redeem in cash, all, or any portion, of the Notes at a 15% redemption premium to the greater of the face value, the equity value of our Common Stock underlying the Note, and the equity value of the change of control consideration payable to the holder of our Common Stock underlying the Note.

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

The following is a rollforward of the senior convertible note balance (in thousands):

Balance, December 31, 2020	$-
Convertible debentures issued	100,000
Derivative liability	(21,580)
Original issue discount of 16%	(16,000)
Placement fees and issuance costs	(7,200)
Accretion and write-off of debt discount	3,435
Balance, net of unamortized debt discount of $41,345 - December 31, 2021	58,655
Repayments and conversion	(14,550)
Accretion and write-off of debt discount	16,996
Balance, net of unamortized debt discount of $24,349 - December 31, 2022	61,101
Repayments and conversion	(66,250)
Accretion and write-off of debt discount	20,443
Balance, net of unamortized debt discount of $3,906 - December 31, 2023	15,294
Conversions	(900)
Accretion and write-off of debt discount	2,351
Balance, net of unamortized debt discount of $1,556 – December 31, 2024	16,745
Repayments and conversions	(18,300)
Accretion and write-off of debt discount	1,555
Balance, net of unamortized debt discount of $0 – June 30, 2025	$-

The Company recorded debt discount accretion of $0.02 million and $0.8 million for the three months ended June 30, 2025, and 2024, respectively. The Company recorded debt discount accretion of $0.2 million and $1.7 million for the six months ended June 30, 2025, and 2024, respectively.

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

The following is a rollforward of the derivative liability balance (in thousands):

Balance, December 31, 2021	$18,735
Change in fair value 2022	(18,480)
Balance, December 31, 2022	255
Increase in derivative liability upon extinguishment of debt	6,312
Change in fair value 2023	(6,548)
Balance, December 31, 2023	19
Change in fair value 2024	(15)
Balance, December 31, 2024	4
Decrease in derivative liability upon extinguishment of debt	(4)
Balance, June 30, 2025	$-

Small Business Association CARES Act Loans

On June 9, 2020, the Company entered into a 30-year loan agreement with the Small Business Association (“SBA”) under the CARES Act in the amount of $149,900. The loan bears interest at 3.75% per annum and requires monthly principal and interest payments of $731 beginning June 9, 2021. Both the Chief Executive Officer and Chairman of the Company signed personal guarantees under this loan. As of June 30, 2025, the loan is not in default.

On May 8, 2020, Charge Savvy, a wholly-owned subsidiary of the Company, entered into a 27-year loan agreement with the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in the amount of $150,000. The loan bears interest at 3.75% per annum and required principal and interest payments of $731 beginning on May 8, 2021, which were subsequently deferred to November 8, 2022. On August 4, 2021, Charge Savvy was granted a loan increase in the amount of $350,000 on identical terms as the initial loan, for an aggregate loan amount of $500,000. Monthly principal and interest payments on the aggregate loan are $2,477 and began on November 8, 2022. Pursuant to the terms of Security Agreements executed in connection with this loan, the SBA was granted a security interest in all tangible and intangible personal property of Charge Savvy. As of June 30, 2025, the loan is not in default.

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

As of June 30, 2025, and December 31, 2024, preferred stock consisted of the following (in thousands, except number of shares):

	June 30, 2025
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A	15,000	-	$-	$-	$-
Series B	55,000	-	-	-	-
Undesignated preferred shares	4,930,000	-	-	-	-
Total Preferred Stock	5,000,000	-	$-	$-	$-

	December 31, 2024
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A	15,000	-	$-	$-	-
Series B	55,000	55,000	73,631	63,250	17,684,888
Undesignated preferred shares	4,930,000	-	-	-	-
Total Preferred Stock	5,000,000	55,000	$73,631	$63,250	17,684,888

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

11. Income Taxes

The Company recorded income tax expense of approximately $0.3 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively. We estimate our annual effective income tax rate to be 92.8% for calendar year 2025, which is different from the U.S. federal statutory rate, primarily due to the Company’s full valuation allowance position.

As of June 30, 2025, we have no material unrecognized tax benefits and we expect no material unrecognized tax benefits for the next 12 months.

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

Stock Option Activity

A summary of stock option activity for the six months ended June 30, 2025, is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	583,974	$4.20
Granted	-	N/A
Exercised	-	N/A
Cancelled/forfeited/expired	(17,620)	4.0
Outstanding at June 30, 2025	566,354	$4.25

Exercisable at June 30, 2025	390,354	$5.25

There were no stock options granted or exercised during the three months ended June 30, 2025, and 2024, respectively.

Restricted Stock Activity

A summary of RSA activity for the six months ended June 30, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	74,312	$1.82
Granted	19,536	1.28
Vested	(17,407)	1.42
Forfeited	(11,355)	1.32
Unvested at June 30, 2025	65,086	$1.85

The total grant date fair value of RSAs that vested was $0.02 million and $0.3 million in the six months ended June 30, 2025, and 2024, respectively.

A summary of RSU activity for the six months ended June 30, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	-	$-
Granted	2,288,000	0.85
Vested	(471,747)	0.83
Forfeited	(384,126)	0.90
Unvested at June 30, 2025	1,432,127	$0.84

The total grant date fair value of RSUs that vested was $0.4 million for the six months ended June 30, 2025. There were no RSUs granted during the six months ended June 30, 2024.

13. Operating Leases

The Company leases office space under operating leases at four locations in the United States (California, Illinois, Massachusetts, and Florida). The Company had no finance lease obligations as of June 30, 2025.

The Company’s operating lease expense totaled $0.3 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the weighted-average remaining lease term was 3.8 years and the weighted average discount rate was 12.0%.

Future minimum lease payments under our operating leases and reconciliation to lease liability as of June 30, 2025, are as follows (in thousands):

Fiscal years:	Amount
2025 (Remainder)	$394
2026	968
2027	1,004
2028	1,041
Thereafter	-
Total	3,407
Less: present value discount	(657)
Operating lease liability	$2,750

14. Related Party Transactions

PrivCo

The Company repurchased, in two separate repurchase transactions each consisting of 100,000 shares of common stock, an aggregate of 200,000 shares owned by PrivCo (an entity controlled by Messrs. Errez and Nisan). In October 2022, the Board unanimously ratified these two repurchase transactions between the Company and PrivCo. The Company repurchased 100,000 shares for a price per share of $55.90 (for total proceeds to PrivCo of $5,590,000) (the “First Repurchase”) and 100,000 shares for a price per share of $8.20 (for total proceeds to PrivCo of $820,000) (the “Second Repurchase”). The First Repurchase was based on the closing price of the common stock on November 24, 2021 and took place over a number of months starting in February 2022 and ending in October 2022. The Second Repurchase was based on the closing price of the common stock on July 29, 2022 and took place in October 2022. The purpose of each of these transactions was to allow the Company to issue shares to new shareholders without increasing the Company’s shares outstanding. As of June 30, 2025 and December 31, 2024, there were 11,733 and 11,733 shares available, respectively, of the 200,000 shares of common stock under the aforementioned transactions.

Family Relationships

The Company employs two of our CEO’s brothers, Dan and Liron Nusinovich, who are paid approximately $260,000 and $131,000 per year, respectively. There are no family relationships between any of other directors or executive officers and any other employees or directors or executive officers.

The Company did not pay any commissions to the related parties mentioned above for the six months ended June 30, 2025 and 2024, respectively.

15. Commitments and Contingencies

From time-to-time, the Company is involved in legal proceedings. The Company records a liability for those legal proceedings when it determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred, however, the amount cannot be reasonably estimated. From time to time, the Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company and its shareholders

The following is a summary of our current outstanding litigation. Note that references to GreenBox POS are for historical purposes. GreenBox POS changed its name to RYVYL Inc. on October 13, 2022.

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

●

As previously disclosed in the Company’s 10-Q for the period ending March 31, 2025, as filed on May 20, 2025, since December 2022, the Company has been cooperating with an ongoing investigation by the SEC regarding possible violations of the federal securities laws. Following discussions with the Staff of the SEC, the Company made certain disclosures addressing the concerns regarding the Company’s 2020 S-1 and subsequent reporting, which are contained in the Company’s 10-Q for the period ending March 31, 2025 under Note 16, Commitments and Contingencies, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments, and under section Legal Proceedings.

We have been informed that the disclosures sufficiently addressed the Staff’s concerns. To resolve the potential charges arising from the SEC’s investigation, the Company has consented, without admitting or denying any wrongdoing, to entry of a judgment permanently restraining and enjoining the Company from violating certain provisions of the federal securities laws. The judgment will not require the Company to pay a monetary penalty and will resolve the SEC’s claims regarding these matters with respect to the Company.

●	On February 1, 2023, a putative class action lawsuit titled Cullen v. RYVYL Inc. fka GreenBox POS, Inc., et al., Case No. 3:23-cv-00185-GPC-AGS, was filed in the United States District Court for the Southern District of California against several defendants, including the Company and certain of our current and former directors and officers (the “Cullen Defendants”). The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between January 29, 2021 and January 20, 2023. The complaint alleged that the Cullen Defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act by making false and/or misleading statements regarding the Company’s financial controls, performance and prospects. On June 30, 2023, the plaintiff filed an amended complaint. On March 1, 2024, the Court issued an order granting in part and denying in part defendants’ motions to dismiss, which included dismissing all Securities Act claims and narrowing the potential class period. The plaintiff filed a second amended complaint on April 30, 2024, which alleges claims against the Cullen Defendants under Exchange Act Sections 10(b) and 20(a) only and a class period of May 13, 2021 through January 20, 2023. The Company filed its motion to dismiss the second amended complaint on July 1, 2024. On October 21, 2024, the Court issued an order granting in part and denying in part defendants’ motions to dismiss. The scope of the remaining claims is consistent with the Court’s last motion to dismiss decision dated March 1, 2024. On November 12, 2024, Plaintiff filed a Third Amended Complaint, which asserts the same legal causes of action and proposed class period as the previous complaint. On February 28, 2025, the Parties executed a Memorandum of Understanding (“MOU”) that reflects their agreement in principle to settle the claims asserted in this class action. On July 9, 2025, the Parties executed the Stipulation and Agreement of Settlement (“Stipulation of Settlement”). On July 15, 2025, Plaintiff filed its Unopposed Motion for Preliminary Approval of Class Action Settlement, which is scheduled for hearing on August 15, 2025. The Stipulation of Settlement provides for the full resolution and release of all claims against the Cullen Defendants in exchange for $300,000 in cash (“Cash Settlement Amount”), 700,000 freely tradable shares of the Company’s common stock (“Settlement Shares”), and a put option that, together with the Cash Settlement Amount and Settlement Shares, requires that the combined value of the settlement consideration shall be no less than $1,000,000. There is no assurance, however, that the settlement will be completed and/or that the Court will approve it. The Cullen Defendants continue to deny any and all liability and allegations set forth in the pending Third Amended Complaint.

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

●	On October 1, 2023, the Company filed a demand for arbitration against Sky Financial with the American Arbitration Association in San Diego, California (the “Arbitration”). In the Arbitration, the Company seeks to recover for breach of contract and Sky Financial’s failure to perform its obligations On October 2, 2023, the Company filed a complaint against Sky Financial in San Diego Superior Court asserting the same claims asserted in the Arbitration, solely to toll any applicable statutes of limitations pending the Arbitration and, if necessary, provide jurisdiction for the court to compel arbitration. The action seeks damages, including interest and costs of suit incurred. The parties agreed to proceed in the Arbitration and to implement the steps needed to extend the current stay of the San Diego Superior Court action pending the Arbitration. Subsequently, the parties agreed to stay the Arbitration and attend mediation. A mediation was scheduled but then vacated by stipulation of the parties. The stay of the Arbitration has been lifted. A new third arbitrator was recently selected to the panel to replace an arbitrator who withdrew for personal reasons. A scheduling order has been issued. The parties plan to meet and discuss a discovery plan and other procedural matters before the next status conference.

●	On June 25, 2024, J. Drew Byelick, a former Chief Financial Officer of the Company, filed a complaint against the Company in the United States District Court for the Southern District of California, Case No. ‘24CV1096 JLS MSB. Mr. Byelick alleged breach of contract, fraudulent inducement of employment, along with intentional misrepresentation and concealment. The Company moved to dismiss the complaint for failure to state a claim and for other violations of the federal rules of civil procedure. The Court granted that motion on December 20, 2024, but permitted Mr. Byelick to file an amended complaint. Mr. Byelick filed his first amended complaint on January 19, 2025, asserting the same core claims. The Company moved to dismiss the first amended complaint for similar reasons as its motion to dismiss the original complaint. The Court granted that motion, in part, on April 18, 2025, ruling that Mr. Byelick was incapable of pleading certain claims (and dismissing those claims) but adequately pled others for purposes of a motion to dismiss only. Mr. Byelick filed a motion for summary judgment, which the Company has opposed. The matter is set for hearing on September 5, 2025. The Company denies all allegations of liability and intends to vigorously defend against all claims. However, given the preliminary stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●	On July 2, 2025, Plaintiff Kapcharge USA Inc. commenced a lawsuit against Defendants Ryvyl Inc., FFS Data Corporation, CML Management, LLC and Cynthia Lambert in San Diego Superior Court, Case No. 25CU035045C. This lawsuit stems from a dispute between Kapcharge on the one hand and FFS Data Corporation (“FFS”), and CML Management, LLC on the other hand, related to a payment processor agreement between Kapcharge and FFS. Kapcharge alleges causes of action for Conversion, Money Had and Received, Violation of Penal Code § 496, Restitution, Breach of Contract (against FFS, CML, and Lambert), and Unfair Competition in Violation of California Business and Professions Code § 17200 et seq. The Company denies all allegations of liability and intends to vigorously defend against all claims. However, given the preliminary stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●	On July 15, 2025, Plaintiff Rachael Mora filed a complaint against the Company, Fredi Nisan, and Does 1-20 in San Diego Superior Court. Ms. Mora is alleging sex discrimination and sexual favouritism in violation of the California Fair Employment and Housing Act (“FEHA”), and failure to prevent discrimination in violation of FEHA. Ms. Mora is also claiming retaliation and negligent supervision/negligent retention. Ms. Mora is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims.

16. Segment Reporting

Prior to June 1, 2025, the Company operated under two reportable segments, North America and International. As of June 1, 2025, the Company has completed the previously announced sale of its wholly owned subsidiary, Ryvyl EU, which comprised substantially all of the business previously reported under the Company’s International segment. Following the sale of Ryvyl EU, the Company views its operations and manages its business as one operating segment. As such, refer to our condensed consolidated financial statements for the Company’s results of its one operating segment.

17. Subsequent Events

On July 16, 2025, the Company announced the closing of its previously announced public offering of an aggregate of 15,384,615 shares of common stock (or prefunded warrants in lieu thereof) and warrants to purchase up to 15,384,615 shares of common stock, at a combined offering price of $0.39 per share and accompanying warrant. The Company received gross proceeds from the offering of approximately $6.0 million, before deducting placement agent fees and other estimated offering expenses payable by the Company.

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

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Report identify important matters or factors which you should consider in evaluating our forward-looking statements. These matters or factors include, among other things:

●	Our ability to effectively execute our business plan;

●	Our ability to manage our expansion, growth and operating expenses domestically;

●	Our ability to comply with new regulations and compliance requirements that affect our business;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete and succeed in an evolving industry;

●	Our ability to respond and adapt to rapid changes in technology;

●	Risks in connection with completed or potential acquisitions, post-acquisition integrations, dispositions and other strategic growth opportunities and initiatives;

●	Our need for, and ability to raise, additional capital;

●	Our ability to maintain operations in the event our financial condition is negatively impacted as the result of litigation or actions of any governmental agencies against us or against any of our officers or directors;

●	Our dependence on our proprietary technology, which we may not be able to protect; and

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

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. As described in the Notes to the Financial Statements included in our 2024 Form 10-K and in this Report, respectively, for the years ended December 31, 2024, and 2023, and the three and six month periods ended June 30, 2025 and 2024, there is a substantial doubt about our ability to continue as a going concern. For the year ended December 31, 2024, we had a net loss of $26.8 million, and as of December 31, 2024, we had an accumulated deficit of $179.4 million. For the three months ended June 30, 2025, we had net income of $2.8 million, and as of June 30, 2025, we had an accumulated deficit of $190.6 million.

In February 2024, the Company stopped processing credit card payments on its QuickCard platform because our processing partner’s bank informed them that they no longer wished to process payments for cannabis merchants. QuickCard was our first-generation product and was designed to address the needs of previously all-cash businesses. Although not limited to the cannabis industry, prior to discontinuing QuickCard, cannabis merchants made up a substantial majority of the platform’s processing volume. The decline in revenues resulting from the discontinuation of QuickCard has adversely impacted the Company’s liquidity. Also, until recently, the Company had relied on the repatriation of profits from its European subsidiaries to cover some of its critical operating expenses, which it is no longer able to do following the sale of its wholly owned subsidiary, Ryvyl EU, effective June 1, 2025. As a result, management has determined that its cash balance as of June 30, 2025, will not be sufficient to fund the Company’s operations and capital needs for the next 12 months from the date of this Report and, unless we are able to raise additional capital, will only be sufficient to fund operations through approximately December 31, 2025. These conditions raise substantial doubt about our ability to continue as a going concern. See “Risk Factors - Our financial situation creates doubt whether we will continue as a going concern”. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Developments

Factors and Trends Affecting our Business

RYVYL Inc. is a fintech business that has historically focused on cloud-based payment processing for high-risk vertical markets, pharmaceutical products, adult content, eCommerce, and rural retail. At our revenue peak in the fourth quarter of 2023, we processed over 1 million cannabis transactions per month with over $12 million of revenue, or $48 million annualized, with a gross margin of approximately 40%. It was our most lucrative vertical market. Our other legacy business provides approximately $12 million of annual revenue in the U.S. If we recover to our late 2023 levels, management believes that annualized revenue would be approximately $60 million and would generate approximately $24 million of gross profits. In order to re-engage in this lucrative market, we are considering alternatives to credit card processing for this vertical, such as a digital wallet to wallet payment system where consumers are required to fund a digital wallet via ACH payments or utilize prepaid cards. The challenge of this method is that it is difficult to predict the time required for consumer adoption. However, management believes that the demand for processing cannabis payments is very strong and other payment processors continue to have difficulty with banking and compliance issues. We have access to over 1,500 cannabis merchants and numerous ISO agents who specialize in cannabis.

As a result of the sale of our European subsidiary, Ryvyl EU, the Company’s management is actively pursuing steps to enhance its existing business plan (the “Enhanced Plan”). The Company is currently exploring opportunities to acquire entities with existing technology that is complementary to the Company’s technology, including, pursuant to a business combination, with a view to acquire digital assets that the Company expects will support the Enhanced Plan. We are also considering adopting a Crypto Treasury Allocation policy. Management believes that this strategic pivot leverages our blockchain tokenization infrastructure and aligns with evolving market demands. Potential benefits include:

●	Asset Appreciation: Crypto assets such as Bitcoin have historically outperformed traditional currencies.

●	Investor Visibility: A modernized treasury approach may enhance investor sentiment and attract media and institutional investors.

●	Strategic Differentiation: Establishing RYVYL as a forward-thinking innovator within fintech and crypto-payment ecosystems.

There are no assurances that the Enhanced Plan would result in a significant benefit to the Company. The terms of the Enhanced Plan may be contingent on certain conditions, including completion of a due diligence review and the negotiation of definitive transaction documents. In addition, the Enhanced Plan, particularly if it involves an acquisition, may be dependent upon the Company raising additional capital which would require shareholder approval of (i) the acquisition, (ii) a potential increase in the authorized amount of common stock of the Company, and (iii) a potential reverse split of the common stock of the Company.

In addition, as a result of the sale of Ryvyl EU, we have reduced expenses by reducing the number of our employees by approximately 42% since March 28, 2025 (the date of filing of our Annual Report on Form 10-K for the year ended December 31, 2024), terminating engineering projects intended primarily for our former European subsidiary, and by reducing legal expenses by reducing the number of law firms we engage and cancelling projects, overall reducing expenses by approximately $1.2 million per quarter, which are expected to significantly reduce our expenses beginning in the second half of 2025.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 (Unaudited) Compared to Three Months June 30, 2024 (Unaudited):

(In thousands, except for percentages)

	Three Months Ended June 30,
	2025		2024		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$2,783	100.0%	$2,972	100.0%	$(189)	(6.4)%
Cost of revenue	1,564	56.2%	1,846	62.1%	(282)	(15.3)%
Gross profit	1,219	43.8%	1,126	37.9%	93	8.3%

Operating expenses:
Advertising and marketing	2	0.1%	16	0.5%	(14)	(87.5)%
Research and development	129	4.6%	819	27.6%	(690)	(84.2)%
General and administrative	1,351	48.6%	1,204	40.5%	147	12.2%
Payroll and payroll taxes	497	17.9%	2,170	73.0%	(1,673)	(77.1)%
Professional fees	667	24.0%	1,261	42.4%	(594)	(47.1)%
Stock compensation expense	441	15.8%	182	6.1%	259	142.3%
Depreciation and amortization	159	5.7%	507	17.1%	(348)	(68.6)%
Impairment of goodwill	-	0.0%	6,675	224.6%	(6,675)	(100.0)%
Impairment of intangible assets	1,088	39.1%	-	0.0%	1,088	100.0%
Restructuring charges	171	6.1%	1,636	55.0%	(1,465)	(89.5)%
Total operating expenses	4,505	161.9%	14,470	486.8%	(9,965)	(68.9)%
Loss from operations	(3,286)	(118.1)%	(13,344)	(448.9)%	10,058	(75.4)%

Other income (expense):
Interest expense	(523)	(18.8)%	(125)	(4.2)%	(398)	318.4%
Accretion of debt discount	(22)	(0.8)%	(797)	(26.8)%	775	(97.2)%
Changes in fair value of derivative liability	-	0.0%	14	0.5%	(14)	(100.0)%
Derecognition expense upon conversion of convertible debt	176	6.3%	(68)	(2.3)%	244	(358.8)%
Other (expense) income	(21)	(0.8)%	49	1.6%	(70)	(142.9)%
Total other (expense), net	(390)	(14.0)%	(927)	(31.2)%	537	(57.9)%

Loss from continuing operations before income taxes	(3,676)	(132.1)%	(14,271)	(480.1)%	10,595	(74.2)%
Provision for income taxes	164	5.9%	177	6.0%	(13)	(7.3)%
Net loss from continuing operations	(3,840)	(138.0)%	(14,448)	(486.1)%	10,608	(73.4)%
(Loss) income from discontinued operations, net of tax	(4,568)	(164.2)%	2,337	78.6%	(6,905)	(295.5)%
Net loss	$(8,408)	(302.2)%	$(12,111)	(407.5)%	$3,703	(30.6)%

Revenue

Consolidated revenue decreased $0.2 million, or 6.4%, to $2.8 million for the three months ended June 30, 2025, from $3.0 million for the three months ended June 30, 2024. The consolidated decrease in revenue was primarily driven by changes in transaction volume product mix. Total transaction volume increased from $152.6 million in the quarter ended June 30, 2024, to $256.8 million in the quarter ended June 30, 2025, and was primarily driven by an 86% increase, or $89.6 million, in banking transaction volume, which carries a much lower residual rate relative to acquiring transactions.

Cost of Revenue

Consolidated cost of revenue decreased $0.3 million, or 15.3%, to $1.6 million for the three months ended June 30, 2025, from $1.9 million for the three months ended June 30, 2024. Cost of revenue primarily consists of various fees charged by payment processors, fees paid to ISOs, and fees paid to banks for banking transactions. The decrease in consolidated cost of revenue was primarily driven by the changes in processing volumes, as described above.

Operating Expenses

Operating expenses decreased $10.0 million, or 68.9%, to $4.5 million for the three months ended June 30, 2025, from $14.5 million for the three months ended June 30, 2024. The decrease was primarily driven by decreases in research and development of $0.7 million, payroll and payroll taxes of $1.7 million, professional fees of $0.6 million, impairment of goodwill of $6.7 million, and restructuring charges of $1.5 million. These decreases were partially offset an increase in impairment of intangible assets of $1.1 million.

Other Expense

Other expense decreased by $0.5 million, or 57.9%, to $0.4 million for the three months ended June 30, 2025, from $0.9 million for the three months ended June 30, 2024. The decrease was primarily driven by a decrease in accretion of debt discount of $0.8 million that was partially offset by an increase interest expense of $0.4 million.

Six Months Ended June 30, 2024 (Unaudited) Compared to Six Months June 30, 2023 (Unaudited):

(In thousands, except for percentages)

	Six Months Ended June 30,
	2025		2024		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$5,552	100.0%	$12,646	100.0%	$(7,094)	(56.1)%
Cost of revenue	2,964	53.4%	7,367	58.3%	(4,404)	(59.8)%
Gross profit	2,589	46.6%	5,280	41.7%	(2,690)	(51.0)%

Operating expenses:
Advertising and marketing	5	0.1%	33	0.3%	(28)	(84.8)%
Research and development	578	10.4%	2,212	17.5%	(1,634)	(73.9)%
General and administrative	2,488	44.8%	2,742	21.7%	(254)	(9.3)%
Payroll and payroll taxes	3,120	56.2%	5,074	40.1%	(1,954	(38.5)%
Professional fees	1,685	30.3%	2,295	18.2%	(610)	(26.6)%
Stock compensation expense	496	8.9%	406	3.2%	90	22.2%
Depreciation and amortization	241	4.3%	998	7.9%	(757)	(75.9)%
Impairment of goodwill	-	0.0%	6,675	52.8%	(6,675)	(100.0)%
Impairment of intangible assets	1,088	19.6%	-	0.0	1,088	100.0%
Restructuring charges	574	10.3%	1,636	12.9%	(1,062)	(64.9)%
Total operating expenses	10,275	185.1%	22,071	174.5%	(11,796)	(53.4)%
Loss from operations	(7,687)	(138.4)%	(16,792)	(132.8)%	9,105	(54.2)%

Other income (expense):
Interest expense	(1,752)	(31.6)%	(153)	(1.2)%	(1,599)	1,045.1%
Accretion of debt discount	(150)	(2.7)%	(1,705)	(13.5)%	1,555	(91.2)%
Changes in fair value of derivative liability	-	0.0%	14	0.1%	(14)	(100.0)%
Derecognition expense on conversion of convertible debt	176	3.2%	(69)	(0.5)%	245	(358.8)%
Other income	26	0.5%	99	0.8%	(73)	(73.7)%
Total other expense, net	(1,700)	(30.68)%	(1,814)	(14.3)%	113	(6.2)%

Loss from continuing operations before income taxes	(9,387)	(169.1)%	(18,606)	(147.1)%	9,219	(49.6)%
Provision for income taxes	305	5.5%	166	1.3%	139	83.7%
Net loss from continuing operations	(9,692)	(174.6)%	(18,772)	(148.4)%	9,080	(48.4)%
(Loss) income from discontinued operations, net of tax	(1,472)	(26.5)%	3,971	31.4%	(5,443)	(137.1)%
Net loss	$(11,164)	(201.1)%	$(14,801)	(117.0)%	$3,636	(24.6)%

Revenue

Consolidated revenue decreased $7.1 million, or 56.1%, to $5.6 million for the six months ended June 30, 2025, from $12.6 million for the six months ended June 30, 2024. The consolidated decrease in revenue was primarily driven by changes in transaction volume product mix year-over-year. Total transaction volume increased from $391.6 million in the six months ended June 30, 2024, to $434.5 million in the six months ended June 30, 2025, which was driven by an increase of 302.3%, or $129.6 million, in banking transaction volume that was partially offset by a decrease of 202.3%, or $86.7 million, in acquiring and other transaction volume that is primarily attributable to the adverse impact associated with the previously disclosed QuickCard product transition during the first quarter of 2024.

Cost of Revenue

Consolidated cost of revenue decreased $4.4 million, or 59.8%, to $3.0 million for the six months ended June 30, 2025, from $7.4 million for the six months ended June 30, 2024. Cost of revenue primarily consists of various fees charged by payment processors, fees paid to ISOs, and fees paid to banks for banking transactions. The decrease in consolidated cost of revenue was primarily driven by the decrease in processing volumes, as noted above.

Operating Expenses

Operating expenses decreased $11.8 million, or 53.4%, to $10.3 million for the six months ended June 30, 2025, from $11.8 million for the six months ended June 30, 2024. The decrease was primarily driven by decreases in research and development of $1.6 million, payroll and payroll taxes of $2.0 million, professional fees of $0.6 million, depreciation and amortization of $0.8 million, impairment of goodwill of $6.7 million, and restructuring charges of $1.1 million. These decreases were partially offset an increase in impairment of intangible assets of $1.1 million.

Other Expense

Other expense increased $0.1 million, or 6.2%, to $1.7 million for the six months ended June 30, 2025, from $1.8 million for the six months ended June 30, 2024. The decrease was primarily driven by an increase in interest expense of $1.6 million that was more than offset by decreases in accretion of debt discount of $1.6 million and derecognition expense upon conversion of convertible debt of $0.2 million.

Liquidity and Capital Resources

The Company’s consolidated working capital at June 30, 2025 was negative $8.1 million, which included cash of $0.2 million and restricted cash of $14.7 million. Historically, the Company has financed its operations with proceeds from cash from operations, the sales of equity securities, and proceeds from its $100 million convertible note issued in November 2021. Our material liquidity needs principally relate to working capital requirements and research and development expenditures.

As further described in the section, Going Concern above, since the first quarter of 2024, the Company’s liquidity has been adversely impacted by the decline in revenues related to the discontinuation of its QuickCard product. As also noted therein, until recently, the Company had relied on the repatriation of profits from its European subsidiaries to cover some of its critical operating expenses in North America, which it is no longer be able to do following the sale of its wholly owned subsidiary, Ryvyl EU, effective June 1, 2025. As a result, management has determined that its cash balance as of June 30, 2025, will not be sufficient to fund its operations and capital needs for the next 12 months from the date of this Report and, unless the Company is able to raise additional capital, will only be sufficient to fund operations through approximately December 31, 2025. The Company’s ability to successfully address this liquidity shortfall is contingent upon the successful execution of management’s intended plan over the next twelve months, which includes, but is not limited to, the following:

●	raising additional capital over the next six months through a variety of means, including private and public equity offerings and debt financings. The Company recently executed a successful capital raise (see Note 17, Subsequent Events) and continues to be actively engaged in discussions with multiple parties for additional funding opportunities;

●	continued execution of its accelerated business development efforts to drive volumes in diversified business verticals with the Company’s other products, including the recently launched licensing of the Company’s payments processing platform in certain niche high-risk business verticals; and

●	continued implementation of cost control measures to more effectively manage spending and further right-sizing the organization, where appropriate.

Management has assessed that its intended plan described above, if successfully implemented, is appropriate and sufficient to address its liquidity shortfall and to provide funds to cover operations for the next 12 months from the date of the issuance of this Report. However, there can be no assurance that we will be successful in implementing our plan, that our projections of our future capital needs will prove accurate, or that any additional funding will be available on a timely manner, on favorable terms, or be sufficient to continue our operations.

Cash Flow Activities

The following table shows cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash (used in) provided by operating activities	$(3,146)	$2,695
Cash used in investing activities	(76,263)	(645)
Cash provided by (used in) financing activities	1,994	(199)
Effects of exchange rates on cash and restricted cash	365	(9)
Net (decrease) increase in cash and restricted cash	$(77,050)	$1,842

Operating Activities – For the six months ended June 30, 2025, and 2024, net cash used in operating activities was $3.1 million and net cash provided by operating activities was $2.7 million, respectively. The net cash used and provided by operating activities was primarily driven by the timing of settlement of assets and liabilities.

Investing Activities – Net cash used in investing activities for the six months ended June 30, 2025, and 2024, was $76.3 million and $0.7 million, respectively. The net cash used in investing activities for the six months ended June 30, 2025 primarily relates to cash transferred to the purchaser in connection with the sale of Ryvyl EU. Net cash used in investing activities for the six months ended June 30, 2024 was immaterial.

Financing Activities – Net cash provided by financing activities during the six months ended June 30, 2025 was $2.0 million and was primarily driven by proceeds from a short-term note payable obtained by the Company in connection with the January 2025 SPA, partially offset by the partial repayment of the 8% Senior Convertible Note. Net cash used in financing activities during the six months ended June 30, 2024 was negligible.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies to maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and timely communicated to management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on their evaluation as of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of such date.

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

●	On November 8, 2022, the Company filed a complaint against its former Chief Operating Officer Vanessa Luna, Luna Consultant Group, LLC and Does 1 through 50 in San Diego Superior Court (the “Company Filing”). The Company alleged that Ms. Luna abused her position for additional compensation, failed to follow proper protocols and breached her fiduciary duties and duty of loyalty by secretly maintaining alternative employment. The action sought damages, including interest and costs of suit incurred. On November 10, 2022, Ms. Luna filed her own complaint against the Company and Fredi Nisan in San Diego Superior Court (the “Luna Filing”). Ms. Luna alleged that Mr. Nisan used contract negotiations to coerce her, that the Company improperly coded transactions and misled investors, and that when her concerns were reported to management, she was wrongfully terminated, resulting in a number of claims. Ms. Luna also alleged sexual misconduct on the part of Mr. Nisan. Ms. Luna sought damages including compensatory damages, unpaid wages (past and future), loss of wages and benefits (past and future), and other damages to be proven at trial. The Company and Mr. Nisan deny all allegations of the Luna Filing. In April 2023, Ms. Luna sought and was granted permission to add Coyni, Inc. as a defendant with regard to her claims. In addition, in August 2024, the Company and Mr. Nisan were granted leave to file a Second Amended Complaint to add additional claims against Ms. Luna, including securities fraud. After vigorously defending against all claims asserted by Ms. Luna and vigorously prosecuting its own claims against Ms. Luna, on October 17, 2024, the parties entered into a confidential settlement agreement. On February 4, 2025, the parties filed with the San Diego Superior Court Requests for Dismissal, dismissing their respective cases with prejudice. The request was rejected and resubmitted on April 29, 2025.

●	On December 12, 2022, Jacqueline Dollar (aka Jacqueline Reynolds), former Chief Marketing Officer of the Company, filed a complaint against the Company, Fredi Nisan, and Does 1-20 in San Diego Superior Court. Ms. Dollar is alleging she was undercompensated compared to her male counterparts and retaliated against after raising concerns to management resulting in sex discrimination in violation of the California Fair Employment and Housing Act (“FEHA”) and failure to prevent discrimination in violation of FEHA. Ms. Dollar is also claiming intentional infliction of emotional distress. Ms. Dollar is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims. The parties are currently in the discovery phase.

●	As previously disclosed in the Company’s 10-Q for the period ending March 31, 2025, as filed on May 20, 2025, since December 2022, the Company has been cooperating with an ongoing investigation by the SEC regarding possible violations of the federal securities laws. Following discussions with the Staff of the SEC, the Company made certain disclosures addressing the concerns regarding the Company’s 2020 S-1 and subsequent reporting, which are contained in the Company’s 10-Q for the period ending March 31, 2025 under Note 16, Commitments and Contingencies, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments, and under section Legal Proceedings.

We have been informed that the disclosures sufficiently addressed the Staff’s concerns. To resolve the potential charges arising from the SEC’s investigation, the Company has consented, without admitting or denying any wrongdoing, to entry of a judgment permanently restraining and enjoining the Company from violating certain provisions of the federal securities laws. The judgment will not require the Company to pay a monetary penalty and will resolve the SEC’s claims regarding these matters with respect to the Company.

●	On February 1, 2023, a putative class action lawsuit titled Cullen v. RYVYL Inc. fka GreenBox POS, Inc., et al., Case No. 3:23-cv-00185-GPC-AGS, was filed in the United States District Court for the Southern District of California against several defendants, including the Company and certain of our current and former directors and officers (the “Cullen Defendants”). The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between January 29, 2021 and January 20, 2023. The complaint alleged that the Cullen Defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act by making false and/or misleading statements regarding the Company’s financial controls, performance and prospects. On June 30, 2023, the plaintiff filed an amended complaint. On March 1, 2024, the Court issued an order granting in part and denying in part defendants’ motions to dismiss, which included dismissing all Securities Act claims and narrowing the potential class period. The plaintiff filed a second amended complaint on April 30, 2024, which alleges claims against the Cullen Defendants under Exchange Act Sections 10(b) and 20(a) only and a class period of May 13, 2021 through January 20, 2023. The Company filed its motion to dismiss the second amended complaint on July 1, 2024. On October 21, 2024, the Court issued an order granting in part and denying in part defendants’ motions to dismiss. The scope of the remaining claims is consistent with the Court’s last motion to dismiss decision dated March 1, 2024. On November 12, 2024, Plaintiff filed a Third Amended Complaint, which asserts the same legal causes of action and proposed class period as the previous complaint. On February 28, 2025, the Parties executed a Memorandum of Understanding (“MOU”) that reflects their agreement in principle to settle the claims asserted in this class action. On July 9, 2025, the Parties executed the Stipulation and Agreement of Settlement (“Stipulation of Settlement”). On July 15, 2025, Plaintiff filed its Unopposed Motion for Preliminary Approval of Class Action Settlement, which is scheduled for hearing on August 15, 2025. The Stipulation of Settlement provides for the full resolution and release of all claims against the Cullen Defendants in exchange for $300,000 in cash (“Cash Settlement Amount”), 700,000 freely tradable shares of the Company’s common stock (“Settlement Shares”), and a put option that, together with the Cash Settlement Amount and Settlement Shares, requires that the combined value of the settlement consideration shall be no less than $1,000,000. There is no assurance, however, that the settlement will be completed and/or that the Court will approve it. The Cullen Defendants continue to deny any and all liability and allegations set forth in the pending Third Amended Complaint.

●	On June 22, 2023, a shareholder derivative complaint was filed in the United States District Court for the Southern District of California against certain of the Company’s current and/or former officers and directors (the “Hertel Defendants”), Christy Hertel, derivatively on behalf of RYVYL Inc., f/k/a GreenBox POS v. Ben Errez et al., Case No. 3:23-CV-01165-GPC-SBC. On August 4, 2023, a second shareholder derivative complaint was filed in the United States District Court for the Southern District of California against the Hertel Defendants, Marcus Gazaway, derivatively on behalf of RYVYL Inc., f/k/a GreenBox POS v. Ben Errez et al., Case No. 3:23-CV-01425-LAB-BLM. Both derivative complaints generally allege that the Hertel Defendants failed to implement adequate internal controls that would prevent false and misleading financial information from being published by the Company and that controlling shareholders participated in overpayment misconduct resulting in violations of Sections 10(b), 14(a) and 20 of the Exchange Act and breached their fiduciary duties and, purportedly on behalf of the Company. On April 2, 2024, the Court granted the parties’ joint motion for an order consolidating the Hertel and Gazaway cases under the caption In re RYVYL Inc. Derivative Litigation, Lead Case No. 3:23-CV-01165-GPC-SBC (S.D. Cal.). On May 6, 2024, the Court issued an order staying the action until after the final resolution of any motion to dismiss the securities class action detailed above. On May 1, 2024, a third nearly identical shareholder derivative complaint was filed in Clark County, Nevada by plaintiff Christina Brown, derivatively on behalf of RYVYL, Inc., v. Ben Errez et al., Case No. A-24-892382-C.

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

●	On October 1, 2023, the Company filed a demand for arbitration against Sky Financial with the American Arbitration Association in San Diego, California (the “Arbitration”). In the Arbitration, the Company seeks to recover for breach of contract and Sky Financial’s failure to perform its obligations On October 2, 2023, the Company filed a complaint against Sky Financial in San Diego Superior Court asserting the same claims asserted in the Arbitration, solely to toll any applicable statutes of limitations pending the Arbitration and, if necessary, provide jurisdiction for the court to compel arbitration. The action seeks damages, including interest and costs of suit incurred. The parties agreed to proceed in the Arbitration and to implement the steps needed to extend the current stay of the San Diego Superior Court action pending the Arbitration. Subsequently, the parties agreed to stay the Arbitration and attend mediation. A mediation was scheduled but then vacated by stipulation of the parties. The stay of the Arbitration has been lifted. A new third arbitrator was recently selected to the panel to replace an arbitrator who withdrew for personal reasons. A scheduling order has been issued. The parties plan to meet and discuss a discovery plan and other procedural matters before the next status conference.

●	On June 25, 2024, J. Drew Byelick, a former Chief Financial Officer of the Company, filed a complaint against the Company in the United States District Court for the Southern District of California, Case No. ‘24CV1096 JLS MSB. Mr. Byelick alleged breach of contract, fraudulent inducement of employment, along with intentional misrepresentation and concealment. The Company moved to dismiss the complaint for failure to state a claim and for other violations of the federal rules of civil procedure. The Court granted that motion on December 20, 2024, but permitted Mr. Byelick to file an amended complaint. Mr. Byelick filed his first amended complaint on January 19, 2025, asserting the same core claims. The Company moved to dismiss the first amended complaint for similar reasons as its motion to dismiss the original complaint. The Court granted that motion, in part, on April 18, 2025, ruling that Mr. Byelick was incapable of pleading certain claims (and dismissing those claims) but adequately pled others for purposes of a motion to dismiss only. Mr. Byelick filed a motion for summary judgment, which the Company has opposed. The matter is set for hearing on September 5, 2025. The Company denies all allegations of liability and intends to vigorously defend against all claims. However, given the preliminary stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●	On July 2, 2025, Plaintiff Kapcharge USA Inc. commenced a lawsuit against Defendants Ryvyl Inc., FFS Data Corporation, CML Management, LLC and Cynthia Lambert in San Diego Superior Court, Case No. 25CU035045C. This lawsuit stems from a dispute between Kapcharge on the one hand and FFS Data Corporation (“FFS”), and CML Management, LLC on the other hand, related to a payment processor agreement between Kapcharge and FFS. Kapcharge alleges causes of action for Conversion, Money Had and Received, Violation of Penal Code § 496, Restitution, Breach of Contract (against FFS, CML, and Lambert), and Unfair Competition in Violation of California Business and Professions Code § 17200 et seq. The Company denies all allegations of liability and intends to vigorously defend against all claims. However, given the preliminary stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●	On July 15, 2025, Plaintiff Rachael Mora filed a complaint against the Company, Fredi Nisan, and Does 1-20 in San Diego Superior Court. Ms. Mora is alleging sex discrimination and sexual favouritism in violation of the California Fair Employment and Housing Act (“FEHA”), and failure to prevent discrimination in violation of FEHA. Ms. Mora is also claiming retaliation and negligent supervision/negligent retention. Ms. Mora is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims.

ITEM 1A. RISK FACTORS

Other than the newly identified risk factors described below, there have been no material changes with respect to risk factors previously disclosed in the Company’s 2024 Annual Report.

Our financial situation creates doubt whether we will continue as a going concern

As described in the Notes to the Financial Statements included in our 2024 Form 10-K and in this Report, respectively, for the years ended December 31, 2024, and 2023, and the six month periods ended June 30, 2025 and 2024, there is a substantial doubt about our ability to continue as a going concern. For the year ended December 31, 2024, we had a net loss of $26.8 million, and as of December 31, 2024, we had an accumulated deficit of $179.4 million. For the three months ended June 30, 2025, we had net income of $2.8 million, and as of June 30, 2025, we had an accumulated deficit of $190.6 million. Also, until recently, we had relied on the repatriation of profits from our European subsidiaries to cover some of our critical operating expenses, which we are no longer able to do following the sale of our wholly owned subsidiary, Ryvyl EU, effective June 1, 2025. As a result, management has determined that our cash balance as of June 30, 2025, will not be sufficient to fund our operations and capital needs for the next 12 months from the date of this Report and, unless we are able to raise additional capital, will only be sufficient to fund operations through approximately December 31, 2025. These conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will need to raise additional working capital. No assurance can be given that additional financing will be available, or if available, that we will be able to secure any such financing on acceptable terms. If adequate working capital is not available, we may be forced to discontinue operations.

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

As disclosed in our Current Report on Form 8-K filed with the SEC on April 11, 2025, we received a written notification from the Staff on April 8, 2025 notifying us that we were not in compliance with the minimum stockholders’ equity requirement of $2.5 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1). On May 21, 2025, the Company submitted a compliance plan to Nasdaq to regain compliance with Equity Rule (the “Compliance Plan”), and on May 23, 2025, the Company received a letter from Nasdaq (the “Nasdaq Extension Letter”) stating that, based on the information presented in the Compliance Plan, Nasdaq has determined to grant the Company an extension to regain compliance with the Equity Rule. Pursuant to the terms of the Nasdaq Extension Letter, the Company is required to raise financing and provide sufficient evidence to Nasdaq, on or before October 6, 2025, that the Company believes it is in compliance with the Equity Rule.

There can be no assurances that the Company will be able to demonstrate compliance with the required terms in the Nasdaq Extension Letter required to regain compliance with the Nasdaq Listing Rules. If we fail to meet to regain compliance, our common stock may be delisted from the Nasdaq Capital Market.

On June 12, 2025, the “Company, received a second notice from Nasdaq notifying the Company that, because the closing bid price for its common stock has fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Global Market under Nasdaq Lising Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

Nasdaq’s notice has no immediate effect on the listing of the Company’s Common Stock on the Nasdaq Capital Market and the common stock will continue to trade on The Nasdaq Capital Market under the symbol “RVYL” at this time. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until December 9, 2025, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to December 9, 2025; provided, however, pursuant to Nasdaq Listing Rule 5810 (c)(3)(H), Nasdaq may, in its discretion, require the Company to satisfy the Minimum Bid Price Requirement for a period in excess of ten consecutive business days, but generally not more than 20 consecutive business days, before determining that the Company has demonstrated an ability to maintain long-term compliance with the Minimum Bid Price Requirement.

If the Company does not regain compliance by December 9, 2025, the Company may be eligible for an additional grace period. To qualify, the Company would be required to meet the continued listing requirements for all other continuing listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, including regaining compliance with the continuing listing standards mentioned above of which it is currently not in compliance, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period. If the Company meets these requirements, the Nasdaq staff will grant an additional 180 calendar days for the Company to regain compliance with the Minimum Bid Price Requirement. If the Nasdaq staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would have the right to appeal a determination to delist its common stock, and the common stock would remain listed on the Nasdaq Capital Market until the completion of the appeal process.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

RYVYL INC.
(Registrant)

Date: August 14, 2025	By:	/s/ Fredi Nisan
Fredi Nisan
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ George Oliva
George Oliva
Chief Financial Officer (Principal Financial Officer)