Form 10-Q
period 2025-09-30
RYVYL Inc.
filed 2025-11-14
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from                             to

Commission file number: 001-34294

RYVYL INC.

(Exact name of small business issuer as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3131 Camino Del Rio North, Suite 1400 San Diego, CA	92108
(Address of principal executive offices)	(Zip Code)

(855) 201-1613

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	RVYL	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2025, the Registrant had 36,085,978 shares of common stock, $0.001 par value per share, outstanding.

		Page
PART I Consolidated Financial Information
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2025 (unaudited) and 2024 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months and Nine Months Ended September 30, 2025 (unaudited) and 2024 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 (unaudited) and 2024 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

PART II Other Information
Item 1.	Legal Proceedings	43
Item 1.A	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	49
Signatures		50

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RYVYL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,155	$2,599
Restricted cash	16,581	89,432
Accounts receivable, net of allowance for credit losses of $311 and $142, respectively	839	1,076
Cash due from gateways, net of allowance of $152 and $34, respectively	-	88
Prepaid and other current assets	1,209	2,189
Total current assets	19,784	95,384
Non-current Assets:
Property and equipment, net	115	165
Goodwill	-	18,856
Intangible assets, net	1,467	1,802
Operating lease right-of-use assets, net	1,807	3,425
Other assets	240	2,644
Total non-current assets	3,629	26,892
Total assets	$23,413	$122,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,698	$3,515
Accrued liabilities	5,316	8,146
Payment processing liabilities, net	16,326	90,802
Current portion of operating lease liabilities	636	839
Other current liabilities	45	240
Total current liabilities	24,021	103,542
Long term debt, net of debt discount	615	17,363
Operating lease liabilities, less current portion	1,999	2,863
Total liabilities	26,635	123,768
Commitments and contingencies (Note 15)

Stockholders’ Equity:
Convertible Preferred stock: $0.01 par value; 5,000,000 shares authorized
Series A Preferred Stock: 15,000 shares designated; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Series B Preferred Stock: 55,000 shares designated; 0 shares and 55,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	1
Common stock, par value $0.001 per share, 100,000,000 shares authorized, shares issued and outstanding of 32,142,324 and 8,032,318 at September 30, 2025 and December 31, 2024, respectively	32	8
Additional paid-in capital	189,270	179,157
Accumulated other comprehensive income	-	(1,251)
Accumulated deficit	(192,524)	(179,407)
Total stockholders’ deficit	(3,222)	(1,492)
Total liabilities and stockholders’ deficit	$23,413	$122,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$2,786	$2,832	$8,338	$15,478
Cost of revenue	1,393	1,765	4,357	9,132
Gross profit	1,393	1,067	3,981	6,346

Operating expenses:
Advertising and marketing	17	29	22	62
Research and development	(216)	815	362	3,027
General and administrative	924	(102)	3,412	2,640
Payroll and payroll taxes	1,240	2,292	4,359	7,365
Professional fees	511	1,056	2,196	3,351
Stock compensation expense	133	136	629	542
Depreciation and amortization	(12)	505	229	1,504
Impairment of goodwill	-	-	-	6,675
Impairment of intangible assets	(330)	-	758	-
Restructuring charges	937	-	1,510	1,636
Total operating expenses	3,204	4,731	13,477	26,802
Loss from operations	(1,811)	(3,664)	(9,496)	(20,456)

Other income (expense):
Interest expense	(32)	(345)	(1,785)	(497)
Accretion of debt discount	-	(273)	(150)	(1,978)
Changes in fair value of derivative liability	-	-	-	14
Derecognition expense on conversion of convertible debt	-	-	176	(69)
Legal settlements expense	(155)	(1,598)	(155)	(1,598)
Other (expense) income	45	48	71	147
Total other expense, net	(142)	(2,168)	(1,843)	(3,981)

Loss from continuing operations before income taxes	(1,953)	(5,832)	(11,339)	(24,437)
Provision for income taxes	-	450	305	616
Net loss from continuing operations	(1,953)	(6,282)	(11,644)	(25,053)
Income (Loss) from discontinued operations, net of tax	-	1,108	(1,472)	5,079
Net loss	$(1,953)	$(5,174)	$(13,116)	$(19,974)

Comprehensive income statement:
Net loss	$(1,953)	$(5,174)	$(13,116)	$(19,974)
Foreign currency translation gain (loss)	-	1,338	1,250	719
Total comprehensive loss	$(1,953)	$(3,836)	$(11,866)	$(19,255)

Net loss per share:
Basic	$(0.07)	$(0.76)	$(0.83)	$(3.12)
Diluted	$(0.07)	$(0.76)	$(0.78)	$(3.12)
Weighted average number of common shares outstanding:
Basic	28,546,842	6,812,248	15,812,318	6,408,993
Diluted	29,797,041	6,812,248	16,767,263	6,408,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional	Other Accumulated		Total
	Shares	Amount	Series B Shares	Amount	Paid In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity

Balance at December 31, 2024	8,032,318	$8	53,499	$1	$179,157	$(1,251)	$(179,407)	$(1,492)

Issuance of common stock under equity incentive plans	15,760	-	-	-	55	-	-	55

Common stock issued for conversion of Preferred B stock	314,912	-	(400)	-	-	-	-	-

Preferred B stock repurchase	-	-	(53,099)	(1)	1	-	-	-

Capital contributions	-	-	-	-	9	-	-	9

Net loss and comprehensive loss	-	-	-	-	-	1,102	(2,756)	(1,654)
Balance at March 31, 2025	8,362,990	$8	-	$-	$179,222	$(149)	$(182,163)	$(3,082)

Issuance of common stock under equity incentive plans	475,563	1	-	-	396	-	-	397

Common stock issued for conversion of convertible debt	7,118,843	7	-	-	3,956	-	-	3,963

Stock-based compensation	-	-	-	-	44	-	-	44

Net loss and comprehensive loss	-	-	-	-	-	149	(8,408)	(8,259)
Balance at June 30, 2025	15,957,396	$16	-	$-	$183,618	$-	$(190,571)	$(6,937)

Issuance of common stock under equity incentive plans	121,982	-	-	-	61	-	-	61

Issuance of restricted common stock under equity incentive plans	306,331	-	-	-	95	-	-	95

Issuance of restricted common stock for compensation	372,000	-	-	-	107	-	-	107

Stock-based compensation	-	-	-	-	48	-	-	48

Shares cancelled in connection with the net settlement of vested stock awards	-	-	-	-	(24)	-	-	(24)

Issuance of common stock and warrants in public offering, net of issuance costs	15,384,615	16	-	-	5,365	-	-	5,381

Net loss and comprehensive loss	-	-	-	-	-	-	(1,953)	(1,953)
Balance at September 30, 2025	32,142,324	$32	-	$-	$189,270	$-	$(192,524)	$(3,222)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Preferred Stock		Additional	Other Accumulated		Total Stockholders’
	Shares	Amount	Series B Shares	Amount	Paid In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Equity (Deficit)

Balance at December 31, 2023	5,996,948	$6	55,000	$1	$175,664	$401	$(152,581)	$23,491

Issuance of common stock under equity incentive plans	6,333	-	-	-	119	-	-	119

Issuance of restricted common stock under equity incentive plans	14,443	-	-	-	93	-	-	93

Issuance of common stock upon exercise of stock options	6,218	-	-	-	-	-	-	-

Shares cancelled in connection with the net settlement of vested stock awards	(22,455)	-	-	-	(100)	-	-	(100)

Net loss and comprehensive loss	-	-	-	-	-	(445)	(2,689)	(3,134)
Balance at March 31, 2024	6,001,487	$6	55,000	$1	$175,777	$(44)	$(155,270)	$20,470

Issuance of restricted common stock under equity incentive plans	42,659	-	-	-	279	-	-	279

Issuance of common stock upon conversion of convertible debt	169,220	-	-	-	240	-	-	240

Issuance of common stock upon conversion of Series B preferred stock	567,262	1	(875)	-	(1)	-	-	-

Shares cancelled in connection with the net settlement of vested stock awards	(30,528)	-	-	-	(75)	-	-	(75)

Net loss and comprehensive loss	-	-	-	-	-	(174)	(12,111)	(12,285)
Balance at June 30, 2024	6,750,100	$7	54,125	$1	$177,620	$(218)	$(167,382)	$10,028

Issuance of restricted common stock under equity incentive plans	32,866	-	-	-	132	-	-	132

Issuance of common stock upon conversion of convertible debt	-	-	-	-	-	-	-	-

Issuance of common stock upon conversion of Series B preferred stock	194,596	-	(175)	-	-	-	-	-

Shares cancelled in connection with the net settlement of vested stock awards	(19,687)	-	-	-	(1)	-	-	(1)

Net loss and comprehensive loss	-	-	-	-	-	1,338	(5,174)	(3,836)
Balance at September 30, 2024	6,957,875	$7	53,950	$1	$177,751	$1,120	$(172,555)	$6,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(13,116)	$(19,974)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	325	1,826
Noncash lease expense	603	205
Stock compensation expense	629	542
Accretion of debt discount	150	1,978
Derecognition expense upon conversion of convertible debt	(176)	68
Changes in fair value of derivative liability	-	(14)
Loss on sale of Ryvyl EU	6,497	-
Impairment of intangible assets	758	-
Impairment of goodwill	-	6,675
Restructuring charges	1,510	1,636
Loss on sale of property and equipment	4	-
Changes in assets and liabilities:
Accounts receivable, net	237	70
Prepaid and other current assets	396	(460)
Cash due from gateways, net	88	12,706
Other assets	(91)	(318)
Accounts payable	(1,687)	1,166
Accrued and other current liabilities	(599)	2,243
Payment processing liabilities, net	(1,728)	10,770
Net cash (used in) provided by operating activities	(6,200)	19,119
Cash flows from investing activities:
Proceeds from the sale of property and equipment	1	-
Purchases of property and equipment	(76)	(34)
Capitalized software development costs	(1,088)	(1,100)
Purchases of intangible assets	(234)	(92)
Cash transferred in connection with the sale of Ryvyl EU	(74,954)	-
Net cash used in investing activities	(76,351)	(1,226)
Cash flows from financing activities:
Repayments on convertible debt	(13,000)	-
Repayments on long-term debt	(3)	(13)
Proceeds from short-term note payable	15,000	-
Tax withholdings related to net settlements of equity awards	(24)	(194)
Proceeds from issuance of common stock in public offering, net of issuance costs	5,380	-
Net cash provided by (used in) financing activities	7,353	(207)

Effect of exchange rate changes on cash and restricted cash	904	479

Net (decrease) increase in cash and restricted cash	(74,294)	18,165
Cash and restricted cash – beginning of period	92,030	73,318
Cash and restricted cash – end of period	$17,736	$91,483

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$154	$-
Income taxes	$761	$759

Non-cash financing and investing activities:
Convertible debt conversion to common stock	$4,000	$200
Interest accrual from convertible debt converted to common stock	$135	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Basis of Presentation

Organization

RYVYL Inc. (“RYVYL”, the “Company”, “us”, “we” or “our”) is a financial technology company that develops software platforms and tools that are focused on providing global payment acceptance and disbursement capabilities. RYVYL’s strategy is rooted in our mission to transform the global payments landscape through technology-driven, customer-centric, and compliance-focused financial solutions. Our first-generation product, QuickCard, was originally developed to facilitate payment processing for predominantly cash-based businesses in certain niche high-risk business verticals. It was a comprehensive physical and virtual payment card processing management system that offered a cloud-based network interface, merchant management, and point-of-sale (POS) connectivity to facilitate noncash payment methods such as credit cards, debit cards and prepaid gift cards, and to subsequently disburse those funds electronically to merchants upon request. In early 2024, in response to evolving changes in the compliance environment and banking regulations, the Company began transitioning QuickCard to a fully virtual, app-based product. In mid-2024, the Company further transitioned its QuickCard product from a direct offering to a licensing model, whereby partners with more suitable compliance capabilities could license the platform from the Company and offer its payments processing capabilities in the same business verticals the Company previously served directly.

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

Prior to the sale of the Company’s subsidiary, Ryvyl (EU) EAD (“Ryvyl EU”), which was effective June 1, 2025, the Company operated through two distinct business segments designed to meet the diverse and evolving needs of global markets. Our business was strategically structured around two primary geographic regions - Europe and North America - each offering complementary product and service portfolios that encompassed payment processing, treasury management, acquiring, issuing, and Electronic Money Institution services. This segmentation allowed RYVYL to deliver tailored, market-specific solutions while maintaining a cohesive global strategy that supports operational efficiency, regulatory compliance, and financial growth. As a result of the sale of Ryvyl EU, our operations are now solely conducted in North America.

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

In response to the discontinuation of QuickCard as a direct offering, during the third quarter of 2024, the Company began to offer a license of the platform, which it believed would enable it to serve the same customer base it previously served with the original product offering. However, to date, the Company has been unable to find a suitable licensing partner and it is no longer actively seeking to license the QuickCard product. As a result, the Company no longer anticipates being able to recover the loss of revenue that resulted from the discontinuation of its QuickCard product.

The decline in revenues resulting from the discontinuation of QuickCard has adversely impacted the Company’s liquidity. Also, until recently, the Company had relied on the repatriation of profits from its European subsidiaries to cover some of its critical operating expenses, which it is no longer be able to do following the sale of Ryvyl EU, effective June 1, 2025. As a result, management has determined that its cash balance as of September 30, 2025, will not be sufficient to fund the Company’s operations and capital needs for the next 12 months from the date of this Quarterly Report on Form 10-Q of the Company for the fiscal year ended September 30, 2025 (the “Report”). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon the successful execution of management’s intended plan over the next twelve months to improve its liquidity position, which includes, without limitation:

●	raising additional capital through a variety of means, including private and public equity offerings and debt financings. The Company recently executed multiple successful capital raises in July 2025 and October 2025 (see Note 17, Subsequent Events), and continues to be actively engaged in discussions with multiple parties for additional funding opportunities;

●	exploring strategic initiatives, including M&A opportunities; on September 28, 2025, the Company, Ryvyl Merger Sub Inc. (a Delaware corporation and wholly owned direct subsidiary of the Company (“Merger Sub”), and RTB Digital, Inc., a Delaware corporation (“RTB”), entered into an Agreement and Plan of Merger pursuant to which Merger Sub will merge with and into RTB (the “Merger”), with RTB surviving the Merger as a wholly-owned subsidiary of the Company (see Recent Developments subsection under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report, for additional details);

●	continued execution of its accelerated business development efforts to drive volumes in diversified business verticals with the Company’s other products; and

●	continued implementation of cost control measures to more effectively manage spending and further right-sizing the organization, where appropriate;

Management has assessed that its intended plan described above, if successfully implemented, is appropriate and sufficient to address its liquidity shortfall and to provide funds to cover operations for the next 12 months from the date of the issuance of this Report. However, there can be no assurance that we will be successful in implementing our plan, that our projections of our future capital needs will prove accurate, or that any additional funding will be available on a timely manner, on favorable terms, or be sufficient to continue our operations. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions and balances have been eliminated in the accompanying condensed consolidated financial statements.

Unaudited Interim Financial Information

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements and accompanying notes have been condensed or omitted in this accompanying interim consolidated financial statements and footnotes. Accordingly, the accompanying interim condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 28, 2025 (the “2024 Annual Report”).

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

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be materially affected. The Company bases its estimates on current and past experience to the extent that historical experience is predictive of future performance, and other assumptions that the Company believes are reasonable under the circumstances. The Company evaluates these estimates on an ongoing basis.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported financial position, results of operations or cash flows of the Company.

Cash and Restricted Cash

Cash consists of cash on hand and cash on deposit with banks. Restricted cash primarily consists of funds received from banking services clients, which have yet to be distributed to those clients’ end customers at the end of the period.

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

Historically, the Company generated the majority of its revenue from payment processing services. Payment processing services revenue was typically based on a percentage of the value of each transaction processed and/or upon fixed amounts specified for each transaction or service. The Company satisfied its performance obligations and, therefore, recognized the processing fees as revenue at a point in time, upon the authorization of a merchant sale transaction. Following the sale of the Company’s wholly owned subsidiary, Ryvyl EU, effective June 1, 2025, the Company primarily generates revenue from banking services, which primarily includes incoming and outgoing ACH and wire transfer transactions, and fees earned from payment processing transactions where the Company arranges for the delivery of those services to the merchant by a payment processor. For banking services transactions, the Company typically charges specified fees on a per transaction basis, which may vary from customer to customer. The Company satisfies its performance obligation related to these transactions at a point in time, upon the authorization of the transaction in the Company’s payments platform. For revenue earned from arranging for the delivery of payment processing services to merchants by a payment processor, the Company typically charges specified fees on a per transaction basis, a percentage share of the transaction amount, or a combination of both. The Company satisfies the performance obligation related to these transactions at a point in time, upon the authorization of the transaction in the payment processor’s platform. Revenue from these transactions is recognized on a gross basis, as the Company has determined that it is the principal in the arrangements governing those transactions.

Research and Development Costs

Research and development costs primarily consist of salaries and benefits for research and development personnel and outsourced contracted services, as well as associated supplies and materials. These costs are expensed as incurred.

Internal-use Software Development Costs

Internal-use software development costs consist of the costs related to outsourced consultants who are directly associated with and who devote time to creating and enhancing internally developed software for the Company’s platforms. Internal-use software development activities generally consist of three stages: (i) the preliminary project stage, (ii) the application development stage, and (iii) the postimplementation-operation stage. In accordance with ASC 350-40, Internal Use Software, costs incurred in the preliminary and postimplementation-operation stages of software development are expensed as incurred. Costs incurred in the application development stage, including significant enhancements and upgrades, are capitalized. Capitalized internal-use software development costs are included within intangible assets, net on the unaudited condensed consolidated balance sheets, and are amortized on a straight-line basis over an estimated useful life of three years upon the software or additional features being ready for their intended use.

Accounts Receivable, Net

Accounts receivable primarily consist of amounts recorded in connection with the sale of payment processing terminals and related accessories. Accounts receivable are recorded at invoiced amounts, net of an allowance for credit losses, and do not bear interest. In accordance with Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), the Company measures its allowance for credit losses using an expected credit loss model that reflects the Company’s current estimate of expected credit losses inherent in the enterprise and the accounts receivable balance. In determining the expected credit losses, the Company considers its historical loss experience, the aging of its accounts receivable balance, current economic and business conditions, and anticipated future economic events that may impact collectability. The Company reviews its allowance for credit losses periodically and, as needed, amounts are written-off when determined to be uncollectible. As of September 30, 2025 and December 31, 2024, the allowance for credit losses was immaterial.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of inventory, short term deposits, and prepaid property taxes required under existing lease arrangements.

Property and Equipment, Net

Property and equipment primarily consist of computer equipment and furniture and fixtures. Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to eight years. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income or loss for the period.

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

The applicability of this guidance was limited to the Note (as defined below) and related derivative liability, which were fully retired during the quarter ended June 30, 2025. As of December 31, 2024, the Company classified these liabilities as Level 3 of the fair value hierarchy, as fair values are estimated using models that use both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Goodwill and Intangible Assets

ASC 350-20, Intangibles—Goodwill and Other—Goodwill, requires companies to assess goodwill for impairment annually or more frequently if indicators of impairment exist. Testing goodwill for impairment is performed at the reporting unit level, using a two-step test, and requires companies to compare the fair value of a reporting unit with its carrying amount, including goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds its fair value. ASC 350-20 also provides for an optional qualitative assessment for testing goodwill for impairment that enables companies to skip the two-step test if it is determined that it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of a reporting unit is greater than its carrying amount. The Company performs a goodwill impairment test annually, on December 31, or more frequently if events and circumstances indicate that the asset might be impaired. Following the sale of the Company’s wholly owned subsidiary, Ryvyl EU, effective June 1, 2025, the Company no longer has any goodwill.

Intangible assets consist of acquired customer relationships and business intellectual properties. In accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill, the Company’s intangible assets are amortized over their estimated useful lives, ranging from two to five years, using the straight-line method. Intangible assets amortized under ASC 350-30 must be reviewed for impairment when indicators of impairment are present, in accordance with ASC 360-10. Through April 30, 2025, the Company capitalized internal-use software development costs incurred in connection with the development of the European instance of its dual-sided platform, NEMS Core. Following the sale of Ryvyl EU, effective June 1, 2025, the Company halted any further development of the new platform instance. Additionally, the Company determined that all previously capitalized software development costs related to the new platform instances were not recoverable and recorded an impairment charge of $1.1 million, or 100% of the previously capitalized amounts, during the quarter ended June 30, 2025.

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

The Company evaluates ROU assets related to leases for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. When a decision has been made to exit a lease prior to the contractual term or to sublease that space, the Company evaluates the asset for impairment and recognizes the associated impact to the ROU asset and related expense, if applicable. The evaluation is performed at the asset group level initially and when appropriate, at the lowest level of identifiable cash flows, which is at the individual lease level. Undiscounted cash flows expected to be generated by the related ROU asset are estimated over the ROU asset’s useful life. If the evaluation indicates that the carrying amount of the ROU asset may not be recoverable, any potential impairment is measured based upon the fair value of the related ROU asset or asset group as determined by appropriate valuation techniques. During the quarter ended June 30, 2025, the Company identified indicators of impairment for the ROU asset related to one of its operating leases, which indicated that the carrying value of the ROU asset may not be recoverable. Based on the Company’s impairment analysis, it recorded an impairment charge of $0.5 million as of June 30, 2025. Additionally, during the quarter ended September 30, 2025, the Company updated its impairment analysis based on new facts and circumstances, and recorded an additional impairment charge of $0.1 million.

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

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As of September 30, 2025 and December 31, 2024, the Company has a full valuation allowance on its deferred tax assets.

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

3. Discontinued Operations

Pursuant to a stock purchase agreement (the “SPA”) and a Termination Agreement (the “Termination Agreement”), both dated January 23, 2025, and entered into between the Company and a purchaser (the “Purchaser”), the Company and the Purchaser completed the sale of its wholly owned subsidiary Ryvyl EU, effective June 1, 2025, which comprised substantially all of the business previously reported under the Company’s International reporting segment. Domiciled in Sofia, Bulgaria, Ryvyl EU is a European Union regulated electronic money institution that provides complete payment solutions by offering acquiring, issuing, banking services across Europe. Pursuant to the terms of the SPA and Termination Agreement, the Company received total consideration of $16.5 million, comprised of $15.0 million of short-term secured debt and a related $1.5 million of accrued interest (or termination fee), which was forgiven by the Purchaser in exchange for the acquisition of Ryvyl EU. The net assets of Ryvyl EU immediately prior to the closing of the sale were approximately $23.0 million and the Company recognized a loss on sale of approximately $6.5 million during the quarter ended June 30, 2025.

In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, since the sale of Ryvyl EU met the held-for-sale criteria as of the second quarter of 2025 and the sale transaction was completed within the same quarter, historical assets and liabilities of Ryvyl EU have not been segregated and reported as discontinued operations in the condensed consolidated balance sheets for all historical periods presented. Pursuant to the same guidance, the income statement activity of Ryvyl EU has been segregated and reported as discontinued operations for all periods presented in the condensed consolidated income statements for all historical periods presented. Additionally, cash flows related to discontinued operations have not been segregated and are included in the unaudited condensed consolidated statement of cash flows for all periods presented.

The results of operations from discontinued operations for the three and nine months ended September 30, 2025 and 2024, consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$-	$9,774	$21,033	$25,802
Cost of revenue	-	(5,984)	(12,031)	(15,511)
Advertising and marketing	-	(12)	(45)	(13)
General and administrative	-	(1,544)	(744)	(2,466)
Payroll and payroll taxes	-	(959)	(1,830)	(2,305)
Professional fees	-	(5)	(51)	(5)
Depreciation and amortization	-	(85)	(96)	(322)
Other (expense) income, net	-	59	(634)	497
Income from discontinued operations	-	1,244	5,602	5,677
Loss on sale of discontinued operations	-	-	(6,497)	-
Income from discontinued operations before income taxes	-	1,244	(895)	5,677
Provision for income taxes	-	(136)	577	(598)
(Loss) income from discontinued operations, net of tax	$-	$1,108	$(1,472)	$5,079

Selected financial information related to cash flows from discontinued operations for the nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024

Depreciation of property and equipment	$5	$227
Amortization of intangible assets	$91	$95
Purchases of property and equipment	$76	$-

4. Property and Equipment, Net

The following table details property and equipment, less accumulated depreciation (in thousands):

	September 30, 2025	December 31, 2024
Computers and equipment	$296	$499
Furniture and fixtures	115	121
Improvements	186	186
Total property and equipment	597	806
Less: accumulated depreciation	(482)	(641)
Net property and equipment	$115	$165

Depreciation expense was $0.02 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $0.1 million and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively.

5. Goodwill

The following table summarizes goodwill activity for the nine months ended September 30, 2025 (in thousands):

Amount
Goodwill – December 31, 2024	$18,856
Adjustments (1)	1,724
Goodwill disposed in connection with the sale of Ryvyl EU	(20,580)
Goodwill – September 30, 2025	$-

(1)	The adjustments to goodwill pertain to foreign currency translation adjustments, which totaled positive $1.7 million for the five months ended May 31, 2025, the date immediately preceding the completion of the sale of Ryvyl EU on June 1, 2025.

6. Intangible Assets, Net

The following tables detail intangible assets (in thousands):

		September 30, 2025
	Estimated Useful Life	Cost	Accumulated Amortization	Impairment Loss	Net
Customer relationships	2-5 years	$6,545	$(3,517)	$(3,028)	$-
Business technology/IP	5 years	2,611	(2,611)	-	-
Capitalized internal-use software	3 years	2,902	(347)	(1,088)	1,467
Total intangible assets		$12,058	$(6,475)	$(4,116)	$1,467

		December 31, 2024
	Estimated Useful Life	Cost	Accumulated Amortization	Impairment Loss	Net
Customer relationships	2-5 years	$7,737	$(4,709)	$(3,028)	$-
Business technology/IP	5 years	4,167	(4,008)	-	159
Capitalized internal-use software	3 years	1,647	(5)	-	1,643
Total intangible assets		$13,551	$(11,750)	$(3,028)	$1,802

Amortization expense was ($0.03) million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively. Amortization expense was $0.3 million and $1.4 million for the nine months ended September 30, 2025 and 2024, respectively.

The estimated future amortization expense related to intangible assets as of September 30, 2025 is as follows (in thousands):

Fiscal years:	Amount
2025 (remainder)	$142
2026	605
2027	598
2028	122
Thereafter	-
Total	$1,467

7. Accrued Liabilities

The following table details the balance in accrued liabilities (in thousands):

	September 30, 2025	December 31, 2024
Payroll related accruals	$577	$2,613
Accrued legal and professional fees	257	886
Accrued legal settlements	3,000	2,467
Accrued taxes	257	110
Accrued convertible note interest	-	366
Other accrued liabilities	1,225	1,704
Total accrued liabilities	$5,316	$8,146

8. Note Payable

Stock Purchase Agreement and Financing

On January 23, 2025, in connection with the Company securing financing, it entered into a stock purchase agreement (the “January 2025 SPA”) with a purchaser (the “Purchaser”), which provides for the sale to the Purchaser of all of the issued and outstanding shares of capital stock (the “Ryvyl EU Shares”) of the Company’s indirect subsidiary domiciled in Bulgaria, Ryvyl (EU) EAD (“Ryvyl EU”), by Transact Europe Holdings EOOD, the Company’s wholly owned subsidiary, also domiciled in Bulgaria (“Transact Europe”) for an aggregate purchase price of $15.0 million (the “Financing Purchase Price”). Under the terms of the January 2025 SPA, the Company was required to use $13.0 million of the net proceeds raised in the financing to pay the First Installment of the Repurchase Agreement (each as defined below).

On January 23, 2025, the Company, Transact Europe and the Purchaser also entered into a Termination Agreement (the “Termination Agreement”). Among other things, the Termination Agreement provided the Company with the right to terminate the January 2025 SPA and all of the transactions contemplated therein, by paying the Purchaser $16.5 million on or before 90 days after the date of execution of the January 2025 SPA (April 23, 2025). If the January 2025 SPA was terminated as a result of such payment by the Company, the Ryvyl EU Shares would not have been sold to the Purchaser and would have been returned to Transact Europe and the January 2025 SPA would be void and of no further effect, except for some provisions that survive termination. In the event that the January 2025 SPA was not so terminated, then the Purchaser could close on its purchase of the Ryvyl EU Shares; provided, however, if the Purchaser was unable to close for any reason other than the Company’s breach, including the inability to obtain any regulatory clearances required for such transfer, then the Company would have been liable for damages in the amount of $16.5 million. In the event that the Purchaser was unable to close on the transfer of the Ryvyl EU Shares, as a result of the Company’s breach, then the Company would have been liable for damages in an amount equal to the appraised value of the Ryvyl EU Shares.

The Company analyzed the terms of the January 2025 SPA and Termination Agreement and determined that they should be accounted for together as a single transaction, as neither agreement would have been entered into without the other and the exercise of each party’s rights under each agreement would result in the termination of each party’s rights under the other agreement (i.e., the January 2025 SPA would have been void and of no further effect if the Company exercised its termination rights under the Termination Agreement, and the Termination Agreement would have been void and of no further effect in the event that the January 2025 SPA was not so terminated and the Purchaser closes on its purchase of the Ryvyl EU Shares). Further, the Company determined that the terms of the agreements, in particular the Company’s unilateral termination right, were such that the Company would not be considered to have surrendered control of the Ryvyl EU Shares until the termination deadline passes and, therefore, the substance of the transaction effectively represented short-term secured debt (rather than a true sale), akin to a repurchase agreement in which a seller-borrower of securities sells those securities to a buyer-lender with an agreement to repurchase them at a stated price plus interest at a specified date or in specified circumstances, which would be accounted for as a collateralized borrowing, in accordance with ASC 860-30. As such, the Company accounted for the transaction as a secured borrowing by recognizing the Financing Purchase Price as cash in the accompanying condensed consolidated balance sheets, recording an obligation (liability) to return the cash to the Purchaser, and recognizing the difference between the Financing Purchase Price and $16.5 million termination payment as interest expense over the 90-day period from the date of execution of the January 2025 SPA to the termination deadline.

Modification Agreement

On April 23, 2025, the Company, Transact Europe, and the Purchaser executed and entered into a modification agreement (the “Modification Agreement”) which provides that, notwithstanding the terms of the Termination Agreement or the January 2025 SPA, the Purchaser will not take any actions to close on the purchase of the Ryvyl EU Shares before May 6, 2025, so that the Company and the Purchaser may attempt to enter into an alternative transaction in lieu of the securities purchase transaction under the January 2025 SPA. The Company had the right, at any time, on or before May 6, 2025, to extend this period, so that the Purchaser would not exercise such right to purchase the Ryvyl EU Shares, until May 27, 2025, in consideration for the Company’s payment to the Purchaser of $0.75 million. This payment was to be accounted for as additional interest on the secured borrowing from the date of payment to the termination deadline. All other terms of the January 2025 SPA and the Termination Agreement remain unchanged and in full force and effect.

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

9. Long-Term Debt, Net

The following table summarizes the Company’s debt (in thousands):

	September 30, 2025	December 31, 2024
$100,000,000 8% senior convertible note, due April 5, 2026	$-	$18,300
Less: Unamortized debt discount	-	(1,555)
Net carrying value	-	16,745

$149,900 Economic Injury Disaster Loan (EIDL), interest rate of 3.75%, due June 1, 2050	150	155
$500,000 EIDL, interest rate of 3.75%, due May 8, 2050	478	475
Total debt	628	17,375

Less: current portion	(13)	(12)
Long-term debt, net	$615	$17,363

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

On November 27, 2023, the Company entered into an Exchange Agreement (the “Second Exchange Agreement”) with the Investor under which the Company and the Investor agreed to exchange (the “Series B Exchange”), (i) all of the existing shares of Series A Preferred Stock issued to the Investor in the Initial Series A Exchange, (ii) the right to exchange the shares of Unissued Series A Preferred Stock for an additional $16.7 million of principal of the Note, and (iii) $60.3 million of the outstanding principal under the Note for 55,000 shares of a newly authorized series of preferred stock of the Company designated as Series B Preferred Convertible Stock (the “Series B Preferred Stock,” and collectively with the Series A Preferred Stock, the “Preferred Stock”),”), the terms of which are set forth in a Certificate of Designations of Rights and Preferences of Series B Convertible Preferred Stock of RYVYL Inc. (the “Series B Certificate of Designations”), which the Company filed with the Nevada Secretary of State prior to the initial issuance of any shares of Series B Preferred Stock. The Series B Preferred Stock is further described in Note 9, Convertible Preferred Stock. As additional consideration for the Series B Exchange, the Company also agreed to make a cash payment to the Investor in the amount of $3.0 million. As part of the Second Exchange Agreement, the Investor also agreed to forbear from requiring the repayment of the Note (to the extent such repayment obligation arises solely as a result of the occurrence of the maturity date and not with respect to any event of default or redemption rights in the Note or pursuant to the Indenture (as such term is defined in the Second Exchange Agreement)) during the period commencing on November 5, 2024 through, and including, April 5, 2025; and to extend the waiver of payment of interest under the Note through July 1, 2024.

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

During the year ended December 31, 2022, the Investor converted $8.55 million of the outstanding Note principal balance into 598,695 shares of the Company’s common stock at a weighted average conversion price of $1.43 per share. In addition, the Company paid the Investor $6.9 million in January 2022 in exchange for the cancellation of $6.0 million of the outstanding principal balance. During the year ended December 31, 2023, the Investor converted $1.65 million of the outstanding Note principal balance into 527,910 shares of the Company’s common stock at a weighted average conversion price of $1.18 per share. During the year ended December 31, 2024, the Investor converted $0.9 million of the outstanding Note principal balance into 823,294 shares of the Company’s common stock at a weighted average conversion price of $1.10 per share. During the three months ended June 30, 2025, the Investor converted the remaining $4.0 of the outstanding Note principal balance into 7,118,843 shares of the Company’s common stock at a weighted average conversion price of $0.58 per share.

Ranking

The Note is the senior unsecured obligation of the Company and not the financial obligation of our subsidiaries. Until such date as the principal amount of the Note is $5 million or less, all payments due under the Note will be senior to all other indebtedness of the Company and/or any of its subsidiaries. The convertible note was fully retired during the quarter ended June 30, 2025.

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

As part of the Restructuring Agreement entered into with the Investor on August 16, 2022 (the “Restructuring Agreement”), the Company obtained a forbearance of the Maturity Date from November 5, 2023 to November 5, 2024. As part of the Second Exchange Agreement entered into with the Investor on November 27, 2023, the Company obtained a further forbearance of the Maturity Date from November 5, 2024 to April 5, 2025. As part of the Forbearance Agreement entered into with the Investor on May 17, 2024, the Company obtained a further forbearance of the Maturity Date from April 5, 2025 to April 5, 2026. Pursuant to the terms of the Repurchase Agreement entered into with the Investor on January 23, 2025, the Maturity Date was advanced to April 30, 2025 upon the payment of the First Installment on January 27, 2025. The convertible note was fully retired during the quarter ended June 30, 2025.

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

As part of the First Exchange Agreement, the Investor agreed to waive any interest that would otherwise accrue on the Note during the period commencing on April 1, 2023 through, and including, December 31, 2023. As part of the Second Exchange Agreement, the Investor agreed to extend the waiver of payment of interest under the Note through July 1, 2024. Pursuant to the terms of the Repurchase Agreement, no interest will accrue on the remaining balance of the Note during the period from the payment of the First Installment until the Second Installment Date. The convertible note was fully retired during the quarter ended June 30, 2025.

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

The following table provides a summary of the changes in the Note balance from inception through September 30, 2025 (in thousands):

Balance, December 31, 2020	$-
Convertible debentures issued	100,000
Derivative liability	(21,580)
Original issue discount of 16%	(16,000)
Placement fees and issuance costs	(7,200)
Accretion and write-off of debt discount	3,435
Balance, net of unamortized debt discount of $41,345 - December 31, 2021	58,655
Repayments and conversion	(14,550)
Accretion and write-off of debt discount	16,996
Balance, net of unamortized debt discount of $24,349 - December 31, 2022	61,101
Repayments and conversion	(66,250)
Accretion and write-off of debt discount	20,443
Balance, net of unamortized debt discount of $3,906 - December 31, 2023	15,294
Conversions	(900)
Accretion and write-off of debt discount	2,351
Balance, net of unamortized debt discount of $1,556 – December 31, 2024	16,745
Repayments and conversions	(18,300)
Accretion and write-off of debt discount	1,555
Balance, net of unamortized debt discount of $0 – September 30, 2025	$-

The Note was fully retired during the quarter ended June 30, 2025. The Company recorded debt discount accretion of $0.3 million for the three months ended September 30, 2024. The Company recorded debt discount accretion of $0.2 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Derivative Liability

The Note contains embedded derivatives representing certain conversion features, redemption rights, and contingent payments upon the occurrence of certain events of default. The Company determined that these embedded derivatives required bifurcation and separate valuation.

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

The following table provides a summary of the changes in the derivative liability balance from inception through September 30, 2025 (in thousands):

Balance, December 31, 2021	$18,735
Change in fair value 2022	(18,480)
Balance, December 31, 2022	255
Increase in derivative liability upon extinguishment of debt	6,312
Change in fair value 2023	(6,548)
Balance, December 31, 2023	19
Change in fair value 2024	(15)
Balance, December 31, 2024	4
Decrease in derivative liability upon extinguishment of debt	(4)
Balance, September 30, 2025	$-

Small Business Association CARES Act Loans

On June 9, 2020, the Company entered into a 30-year loan agreement with the Small Business Association (“SBA”) under the CARES Act in the amount of $149,900. The loan bears interest at 3.75% per annum and requires monthly principal and interest payments of $731 beginning June 9, 2021. Both the then-Chief Executive Officer and Chairman of the Company signed personal guarantees under this loan. As of September 30, 2025, the loan is not in default.

On May 8, 2020, Charge Savvy, a wholly-owned subsidiary of the Company, entered into a 27-year loan agreement with the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in the amount of $150,000. The loan bears interest at 3.75% per annum and required principal and interest payments of $731 beginning on May 8, 2021, which were subsequently deferred to November 8, 2022. On August 4, 2021, Charge Savvy was granted a loan increase in the amount of $350,000 on identical terms as the initial loan, for an aggregate loan amount of $500,000. Monthly principal and interest payments on the aggregate loan are $2,477 and began on November 8, 2022. Pursuant to the terms of Security Agreements executed in connection with this loan, the SBA was granted a security interest in all tangible and intangible personal property of Charge Savvy. As of September 30, 2025, the loan is not in default.

10. Equity

Underwritten Public Offering

On July 16, 2025, the Company announced the closing of an aggregate of 15,384,615 shares of common stock (or prefunded warrants in lieu thereof) and common warrants to purchase up to 15,384,615 shares of common stock, at a combined offering price of $0.39 per share and accompanying warrant. The Company received net proceeds from the offering, after deducting placement agent fees and other offering expenses (excluding proceeds to the Company, if any, from the future exercise of the common warrants) of approximately $5.3 million. The common warrants have an exercise price of $0.39 per share, are immediately exercisable upon issuance, and expire on the five-year anniversary of the original issuance date. No common warrants have been exercised through September 30, 2025.

Convertible Preferred Stock

On July 31, 2023, the Company issued 6,000 shares of Series A Preferred Stock in exchange for $4.3 million of the outstanding principal balance of the Note, currently due April 5, 2026 and $1.7 million of accrued interest pursuant to the First Exchange Agreement entered into with the Investor on July 25, 2023. On November 29, 2023, the existing shares of Series A Preferred Stock issued to the Investor were forfeited to the Company by the Investor and the Company issued 55,000 shares of Series B Preferred Stock, along with a cash payment of $3.0 million, in exchange for $60.3 million of the outstanding principal balance of the Note pursuant to the Second Exchange Agreement entered into with the Investor on November 27, 2023. On January 27, 2025, all shares of Series B Preferred Stock held by the Investor were repurchased upon payment of the First Installment pursuant to the Repurchase Agreement entered into with the Investor on January 23, 2025. Refer to Note 9, Long-Term Debt, for further information. The Series A Preferred Stock had a stated value of $1,000 per share and a fair value of approximately $1,111 per share at issuance, as determined by a valuation performed by third-party experts. The Series B Preferred Stock had a stated value of $1,000 per share and a fair value of approximately $1,339 per share at issuance, as determined by a valuation performed by third-party experts.

As of September 30, 2025 and December 31, 2024, preferred stock consisted of the following (in thousands, except number of shares):

	September 30, 2025
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

There were no shares of preferred stock issued and outstanding as of September 30, 2025. The holders of the Preferred Stock as of December 31, 2024, had the following rights and preferences:

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

11. Income Taxes

The Company recorded income tax expense of approximately $0.3 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively. We estimate our annual effective income tax rate to be (7.2%) for the 2025 calendar year, which is different from the U.S. federal statutory rate, primarily due to the Company’s full valuation allowance position.

As of September 30, 2025, we have no material unrecognized tax benefits and we expect no material unrecognized tax benefits for the next 12 months.

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

Stock Option Activity

The following table provides a summary of stock option activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	583,974	$4.20
Granted	-	N/A
Exercised	-	N/A
Cancelled/forfeited/expired	(44,670)	3.54
Outstanding at September 30, 2025	539,304	$4.30

Exercisable at September 30, 2025	373,971	$5.30

There were no stock options granted or exercised during the three months ended September 30, 2025 and 2024, respectively.

Restricted Stock Activity

The following table provides a summary of RSA activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	74,312	$1.82
Granted	360,635	0.40
Vested	(323,818)	0.42
Forfeited	(11,355)	1.32
Unvested at September 30, 2025	99,774	$1.23

The total grant date fair value of RSAs that vested was $0.1 million and $0.3 million in the nine months ended September 30, 2025 and 2024, respectively.

The following table provides a summary of RSU activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	-	$-
Granted	2,288,000	0.85
Vested	(613,373)	0.80
Forfeited	(518,875)	0.90
Unvested at September 30, 2025	1,155,752	$0.71

The total grant date fair value of RSUs that vested was $0.4 million for the nine months ended September 30, 2025. There were no RSUs granted during the nine months ended September 30, 2024.

13. Leases

The Company leases office space under operating leases at three locations in the United States (California, Illinois, and Massachusetts). The Company had no finance lease obligations as of September 30, 2025.

The Company’s operating lease expense totaled $0.2 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the weighted-average remaining lease term was 3.3 years and the weighted average discount rate was 12.0%.

Future minimum lease payments under our operating leases and reconciliation to lease liability as of September 30, 2025, are as follows (in thousands):

Fiscal years:	Amount
2025 (Remainder)	$197
2026	968
2027	1,004
2028	1,042
Thereafter	-
Total	3,211
Less: present value discount	(576)
Operating lease liability	$2,635

14. Related Party Transactions

Family Relationships

Through August 2025, the Company employed two brothers of its then-serving Chief Executive Officer, Fredi Nisan, Dan and Liron Nusinovich, who were paid approximately $260,000 and $131,000 per year, respectively. There are no family relationships between any of the other directors or executive officers and any other employees or directors or executive officers.

The Company did not pay any commissions to the related parties mentioned above for the nine months ended September 30, 2025 and 2024, respectively.

Fredi Nisan

On September 25, 2025, the Company and Fredi Nisan (“Mr. Nisan”) entered into an Advisory Services Agreement (the “Nisan Consulting Agreement”), effective as of November 1, 2025, and continuing through April 30, 2026. Pursuant to the terms and conditions of the Nisan Consulting Agreement, Mr. Nisan will provide services relating to advising the Company on strategic investor partnerships, investment relationships, exploration of merger and acquisition opportunities, corporate development, and such other revenue-generating advice and consulting as the Company may reasonably request from time to time. In consideration for his consulting services and in recognition of the services, the Company has agreed to pay Mr. Nisan a cash consulting fee equal to $10,000 per month, payable within five business days after the commencement of each calendar month during the term of the Nisan Consulting Agreement. With the prior written consent from the Company, the Company is required to reimburse Mr. Nisan for preapproved out-of-pocket travel expenses incurred by Mr. Nisan on behalf of Company.

Ben Errez

On August 15, 2025, the Company and Mr. Errez entered into an Advisory Services Agreement (the “Errez Consulting Agreement”), effective as of September 1, 2025, and continuing through February 28, 2026. Pursuant to the terms and conditions of the Errez Consulting Agreement, Mr. Errez will provide services relating to advising the Company on strategic investor partnerships, investment relationships, exploration of merger and acquisition opportunities, corporate development, and such other revenue-generating advice and consulting as the Company may reasonably request from time to time. In consideration for his consulting services and in recognition of the services, the Company has agreed to pay Mr. Errez a cash consulting fee equal to $10,000 per month, payable within five business days after the commencement of each calendar month during the term of the Consulting Agreement. With the prior written consent from the Company, the Company shall reimburse Mr. Errez for preapproved out-of-pocket travel expenses incurred by Mr. Errez on behalf of Company.

15. Commitments and Contingencies

Purchase Commitments

Aside from the Company’s operating lease commitments, which are disclosed in Note 13, Leases, the Company also has the following non-cancellable purchase commitments under services contracts with vendors for software products, as of September 30, 2025:

Fiscal years:	Amount
2025 (Remainder)	$49
2026	198
2027	198
2028	17
Total	$462

Severance Agreements

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on October 1, 2025, effective October 31, 2025 (the “Termination Date”), Fredi Nisan retired as Chief Executive Officer of the Company. In connection with his reported retirement, the Company and Mr. Nisan entered into a Severance Benefits Offer and General Waiver and Release of Claims agreement (the “Severance Agreement”). Pursuant to the Severance Agreement, Mr. Nisan will receive a cash payment of $350,000, less applicable withholding amounts, payable over a twelve-month period following the Termination Date, and all issued but unvested equity grants held by Mr. Nisan will vest as of the Termination Date. The Severance Agreement contains customary representations, warranties, and covenants.

In addition, on September 25, 2025, the Company and Mr. Nisan entered into an Advisory Services Agreement (the “Consulting Agreement”), effective as of November 1, 2025, and continuing through April 30, 2026. Pursuant to the terms and conditions of the Consulting Agreement, Mr. Nisan will provide services relating to advising the Company on strategic investor partnerships, investment relationships, exploration of M&A opportunities, corporate development, and such other revenue-generating advice and consulting as the Company may reasonably request from time to time. In consideration for his consulting services and in recognition of the services, the Company has agreed to pay Mr. Nisan a cash consulting fee equal to $10,000 per month, payable within five business days after the commencement of each calendar month during the term of the Consulting Agreement.

Employment Agreements

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on September 24, 2025, on September 22, 2025, the Company entered into an employment agreement with Mr. Oliva in connection with the continuation of his role as Chief Financial Officer of the Company (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Oliva will continue his employment on an “at-will” basis with compensation to be set by the Company’s management team on an annual basis, eligibility for bonuses in accordance with the Company’s applicable bonus programs, and eligibility for other benefits such as participation in any retirement plans and insurance plans. The Company may terminate the Employment Agreement for cause and Mr. Oliva may terminate the Employment Agreement for good reason, both as further described in the Employment Agreement, and both the Company and Mr. Oliva may also terminate without cause subject to fifteen prior days’ notice. Upon termination for cause (by the Company) or without cause (by Mr. Oliva), the Company will pay for any earned but unpaid base salary, bonus, and vested benefits through the date of termination. In addition to the foregoing, in the case of termination without cause (by the Company) or for good reason (by Mr. Oliva), the Company will also pay Mr. Oliva severance in the amount of twelve months salary to be paid in twelve equal instalments, all vested equity awards will be fully vested, and continue to cover Mr. Oliva’s group health plan premium for a period of twelve months. The Employment Agreement contains standard covenants by the Company and Mr. Oliva, including as it relates to confidentiality and indemnification, and defines the duties and responsibilities of Mr. Oliva’s continued employment with the Company.

Merger Agreement with RTB Digital, Inc.

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on October 2, 2025, on September 28, 2025, the Company, RYVYL Merger Sub Inc., a Delaware corporation and wholly owned direct subsidiary of the Company (“Merger Sub”), and RTB Digital, Inc., a Delaware corporation (“RTB”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into RTB (the “Merger”), with RTB surviving the Merger as a wholly-owned subsidiary of the Company (the corporation surviving the Merger, the “Surviving Corporation”). At the effective time of the Merger (the “Effective Time”), among other things, a number of shares of RTB capital stock will be exchanged for shares of common stock equal to an exchange ratio calculated pursuant to the terms set forth in the Merger Agreement, as consideration for the Merger. Upon the consummation of the Merger, the Company will be renamed “RTB Digital, Inc.”

The Merger Agreement contains customary representations, warranties and covenants of the Company and RTB, including covenants relating to the conduct of the business of both the Company and RTB from the date of signing the Merger Agreement through the closing, obtaining the requisite approval of the stockholders of the Company and RTB, maintaining listing of the common stock of the Company on the Nasdaq Capital Market (“Nasdaq”) and applying for the continued listing of RTB Digital, Inc. after the closing of the Merger, on Nasdaq.

The Merger Agreement provides that the parties will use their respective reasonable best efforts to take all actions reasonably necessary, proper or advisable to consummate and make effective, as promptly as reasonably practicable, the transactions contemplated by the Merger Agreement. The consummation of the Merger is subject to the satisfaction or waiver of customary conditions pursuant to the terms set forth in the Merger Agreement. Following the Merger, RTB’s business will be the primary business of the combined companies, but the Company will continue its current operations, thereafter.

Legal Proceedings

From time to time, the Company is and may become involved in legal proceedings. The Company records a liability for those legal proceedings when it determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred, however, the amount cannot be reasonably estimated. From time to time, the Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company and its shareholders

The following is a summary of our current outstanding litigation. Note that references to GreenBox POS are for historical purposes. GreenBox POS changed its name to RYVYL Inc. on October 13, 2022.

●	On December 12, 2022, Jacqueline Dollar (a/k/a Jacqueline Reynolds), former Chief Marketing Officer of the Company, filed a complaint against the Company, Fredi Nisan, and Does 1-20 in San Diego Superior Court. Ms. Dollar is alleging she was undercompensated compared to her male counterparts and retaliated against after raising concerns to management resulting in sex discrimination in violation of the California Fair Employment and Housing Act (“FEHA”) and failure to prevent discrimination in violation of FEHA. Ms. Dollar is also claiming intentional infliction of emotional distress. Ms. Dollar is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims. The parties are currently in the discovery phase.

●

As previously disclosed in the Company’s 10-Q for the period ending March 31, 2025, as filed on May 20, 2025, since December 2022, the Company has been cooperating with an ongoing investigation by the SEC regarding possible violations of the federal securities laws. Following discussions with the Staff of the SEC, the Company made certain disclosures addressing the concerns regarding the Company’s 2020 Registration Statement on Form S-1 filed on December 23, 2020 and subsequent reporting, which are contained in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 under Part I, Note 15, Commitments and Contingencies, and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments, and under the Part II section titled “Legal Proceedings.”

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

●	On February 1, 2023, a putative class action lawsuit titled Cullen v. RYVYL Inc. fka GreenBox POS, et al., Case No. 3:23-cv-00185-GPC-AGS, was filed in the United States District Court for the Southern District of California against several defendants, including the Company and certain of our current and former directors and officers (the “Cullen Defendants”). The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between January 29, 2021 and January 20, 2023. The complaint alleged that the Cullen Defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act by making false and/or misleading statements regarding the Company’s financial controls, performance and prospects. On June 30, 2023, the plaintiff filed an amended complaint. On March 1, 2024, the Court issued an order granting in part and denying in part defendants’ motions to dismiss, which included dismissing all Securities Act claims and narrowing the potential class period. The plaintiff filed a second amended complaint on April 30, 2024, which alleges claims against the Cullen Defendants under Exchange Act Sections 10(b) and 20(a) only and a class period of May 13, 2021 through January 20, 2023. The Company filed its motion to dismiss the second amended complaint on July 1, 2024. On October 21, 2024, the Court issued an order granting in part and denying in part defendants’ motions to dismiss. The scope of the remaining claims is consistent with the Court’s last motion to dismiss decision dated March 1, 2024. On November 12, 2024, Plaintiff filed a Third Amended Complaint, which asserts the same legal causes of action and proposed class period as the previous complaint. On February 28, 2025, the Parties executed a Memorandum of Understanding (“MOU”) that reflects their agreement in principle to settle the claims asserted in this class action. On July 9, 2025, the Parties executed the Stipulation and Agreement of Settlement (“Stipulation of Settlement”). On July 15, 2025, Plaintiff filed its Unopposed Motion for Preliminary Approval of Class Action Settlement, which is scheduled for hearing on August 15, 2025. The Stipulation of Settlement provides for the full resolution and release of all claims against the Cullen Defendants in exchange for $300,000 in cash (“Cash Settlement Amount”), 700,000 freely tradable shares of the Company’s common stock (“Settlement Shares”), and a put option that, together with the Cash Settlement Amount and Settlement Shares, requires that the combined value of the settlement consideration shall be no less than $1,000,000. On August 20, 2025, the Court issued an Order Provisionally Approving Certification of the Proposed Settlement Class and Granting Preliminary Approval of the Class Action Settlement. The Motion for Final Approval of the Settlement is scheduled for hearing on December 19, 2025. There is no assurance, however, that the settlement will be completed and/or that the Court will approve it. The Cullen Defendants continue to deny any and all liability and allegations set forth in the pending Third Amended Complaint.

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

The Complaints seeks damages and contribution from the Hertel Defendants and a direction that the Company and the Hertel Defendants take actions to reform and improve corporate governance and internal procedures to comply with applicable laws. The Hertel Defendants deny all allegations of liability and intend to vigorously defend against all claims. On May 8, 2025, all parties reached an agreement in principle to fully resolve and settle all claims alleged in the lawsuits, and on September 30, 2025 they filed a Stipulation and Agreement of Settlement. The parties filed a Joint Motion for Preliminary Approval of Settlement on October 7, 2025, and it is scheduled for hearing on November 14, 2025. Unless and until the settlement is approved, and given the uncertainty of litigation and the legal standards that must be met for success on the merits, the Company cannot predict the outcome of the cases at this time.

●	On October 1, 2023, the Company filed a demand for arbitration against Sky Financial with the American Arbitration Association in San Diego, California (the “Arbitration”). In the Arbitration, the Company seeks to recover for breach of contract and Sky Financial’s failure to perform its obligations On October 2, 2023, the Company filed a complaint against Sky Financial in San Diego Superior Court asserting the same claims asserted in the Arbitration, solely to toll any applicable statutes of limitations pending the Arbitration and, if necessary, provide jurisdiction for the court to compel arbitration. The action seeks damages, including interest and costs of suit incurred. The parties agreed to proceed in the Arbitration and to implement the steps needed to extend the current stay of the San Diego Superior Court action pending the Arbitration. Subsequently, the parties agreed to stay the Arbitration and attend mediation. A mediation was scheduled but then vacated by stipulation of the parties. The stay of the Arbitration has been lifted. After vigorously prosecuting its claims against Sky and Mr. Haller and vigorously defending against all claims asserted by Sky and Mr. Haller, on September 26, 2025, the parties entered into a confidential settlement agreement. On October 16, 2025, the Company filed with the San Diego Superior Court a Request for Dismissal, dismissing the case with prejudice.

●

On June 25, 2024, J. Drew Byelick, a former Chief Financial Officer of the Company, filed a complaint against the Company in the United States District Court for the Southern District of California, Case No. ‘24CV1096 JLS MSB. Mr. Byelick alleged breach of contract, fraudulent inducement of employment, along with intentional misrepresentation and concealment. The Company moved to dismiss the complaint for failure to state a claim and for other violations of the federal rules of civil procedure. The Court granted that motion on December 20, 2024, but permitted Mr. Byelick to file an amended complaint. Mr. Byelick filed his first amended complaint on January 19, 2025, asserting the same core claims. The Company moved to dismiss the first amended complaint for similar reasons as its motion to dismiss the original complaint. The Court granted that motion, in part, on April 18, 2025, ruling that Mr. Byelick was incapable of pleading certain claims (and dismissing those claims) but adequately pled others for purposes of a motion to dismiss only. Mr. Byelick subsequently filed a motion for partial summary judgment, which the Court denied in full as premature. The parties are currently engaged in responding to written discovery requests.

The Company denies all allegations of liability and intends to vigorously defend against all claims. However, given the preliminary stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●	On July 2, 2025, Plaintiff Kapcharge USA Inc. commenced a lawsuit against Defendants Ryvyl Inc., FFS Data Corporation, CML Management, LLC and Cynthia Lambert in San Diego Superior Court, Case No. 25CU035045C. This lawsuit stems from a dispute between Kapcharge on the one hand and FFS Data Corporation (“FFS”), and CML Management, LLC on the other hand, related to a payment processor agreement between Kapcharge and FFS. Kapcharge alleges causes of action for Conversion, Money Had and Received, Violation of Penal Code § 496, Restitution, Breach of Contract (against FFS, CML, and Lambert), and Unfair Competition in Violation of California Business and Professions Code § 17200 et seq. The Company denies all allegations of liability and intends to vigorously defend against all claims. However, given the preliminary stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●	On July 15, 2025, Plaintiff Rachael Mora filed a complaint against the Company, Fredi Nisan, and Does 1-20 in San Diego Superior Court. Ms. Mora is alleging sex discrimination and sexual favoritism in violation of the California Fair Employment and Housing Act (“FEHA”), and failure to prevent discrimination in violation of FEHA. Ms. Mora is also claiming retaliation and negligent supervision/negligent retention. Ms. Mora is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims.

16. Segment Reporting

Prior to June 1, 2025, the Company operated under two reportable segments, North America and International. As of June 1, 2025, the Company has completed the previously announced sale of its wholly owned subsidiary, Ryvyl EU, which comprised substantially all of the business previously reported under the Company’s International segment. Following the sale of Ryvyl EU, the Company views its operations and manages its business as one operating segment. As such, refer to our unaudited condensed consolidated financial statements for the Company’s results of its one operating segment.

17. Subsequent Events

Securities Purchase Agreement

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on October 7, 2025, on October 6, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with RTB, pursuant to which the Company sold an aggregate of 50,000 shares of its Series C convertible preferred stock, par value $0.001 per share (the “Series C Preferred Stock”) to RTB in a private placement (the “PIPE Financing”), which closed on October 7, 2025. Each share of Series C Preferred Stock was sold at a purchase price of $0.40 per share to RTB for gross proceeds of up to $5,000,000 to the Company, before operating expenses. The Purchase Agreement memorializes that the purchase by RTB of the Series C Preferred Stock is in furtherance of maintaining the Company’s required capital during the period prior to the closing of the Merger, and that regardless of whether the Merger takes place, the Series C Preferred Stock shall be dilutive of the economics or voting of the Company’s shares of common stock only at such times as the Merger Agreement is effective. The Purchase Agreement specifies that solely in the event of a Material Breach Event (as defined in the Purchase Agreement), the Company shall issue to RTB warrants to purchase common stock, as outlined in the Purchase Agreement.

Compliance with Nasdaq’s Stockholders’ Equity Rule

As disclosed in our Current Report on Form 8-K filed with the SEC on April 11, 2025, we received a written notification from the Nasdaq Listing Qualifications Staff (the “Staff”) on April 8, 2025 notifying us that we were not in compliance with the minimum stockholders’ equity requirement of $2.5 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1)(the “Stockholders’ Equity Rule”). On May 21, 2025, the Company submitted a compliance plan to Nasdaq to regain compliance with Stockholders’ Equity Rule (the “Compliance Plan”), and on May 23, 2025, the Company received a letter from Nasdaq (the “Nasdaq Extension Letter”) stating that, based on the information presented in the Compliance Plan, Nasdaq determined to grant the Company an extension to regain compliance with such rule. Pursuant to the terms of the Nasdaq Extension Letter, the Company was required to raise financing and provide sufficient evidence to Nasdaq, on or before October 6, 2025, that the Company believes it is in compliance with Rule 5550(b)(1). On October 10, 2025, the Company received a written notification from the Staff that, based on the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2025, the Staff determined that the Company regained compliance with the Stockholders’ Equity Rule.

Departure of Fredi Nisan as Chief Executive Officer and Director and Appointment of George Oliva as Interim Chief Executive Officer

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on October 1, 2025, the Company’s Chief Executive Officer, Fredi Nisan, informed the Company on September 25, 2025 of his retirement from his position, effective October 31, 2025, at which time George Oliva, the Company’s Chief Financial Officer, became the Company’s interim Chief Executive Officer. Also as previously disclosed in the Current Report on Form 8-K filed with the SEC on October 31, 2025, Mr. Nisan informed the Company on October 28, 2025 of his resignation as a director of the Company, effective October 30, 2025. Mr. Nisan’s departure from his positions was not the result of any disagreement with the Company related to its operations, policies or practices.

Executive Services Agreement with RTB

On November 10, 2025, the Company and RTB entered into an Executive Services Agreement (“Agreement”) pursuant to which the Company will provide RTB with executive oversight and project management relating to RTB’s accounting operations, including supervising, managing, and liaising with external auditors for annual audits and interim reviews. In consideration for the services to be provided, RTB will pay the Company specified hourly fees, as per the terms of the Agreement. The term of the Agreement is six (6) months and may be cancelled at any time by the parties’ mutual consent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q (this “Report”) and other materials we have filed or may filed, as well as information included in our oral or written statements, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words, or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). You should not rely upon forward-looking statements as predictions of future events.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Report identify important matters or factors which you should consider in evaluating our forward-looking statements. These matters or factors include, among other things:

●	our ability to effectively execute our business plan;

●	our ability to manage our expansion, growth and operating expenses domestically;

●	our ability to comply with new regulations and compliance requirements that affect our business;

●	our ability to evaluate and measure our business, prospects and performance metrics;

●	our ability to compete and succeed in an evolving industry;

●	our ability to respond and adapt to rapid changes in technology;

●	risks in connection with completed or potential acquisitions, post-acquisition integrations, dispositions and other strategic growth opportunities and initiatives, including, without limitation, the proposed merger transaction with RTB Digital, Inc.;

●	our need for, and ability to raise, additional capital;

●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market or any other national securities exchange;

●	our ability to maintain operations in the event our financial condition is negatively impacted as the result of litigation or actions of any governmental agencies against us or against any of our officers or directors; and

●	our dependence on our proprietary technology, which we may not be able to protect.

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

In this Report, unless the context otherwise requires, all references to “the Company,” “we,” “our” and “us” refer collectively to RYVYL Inc., a Nevada corporation, and its subsidiaries.

Our Management’s Discussion and Analysis and Results of Operations contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to successfully make and integrate acquisitions; our ability to consummate the proposed merger transaction with RTB Digital, Inc., raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations, including without limitation, our ability to maintain the listing of our common stock on the Nasdaq Capital Market; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; our ability to continue operating as a going concern; and other risks that might be detailed from time to time in our filings with the SEC.

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

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. As described in the Notes to the Financial Statements included in our 2024 Form 10-K and in this Report, respectively, for the years ended December 31, 2024 and 2023, and the three and nine month periods ended September 30, 2025 and 2024, there is a substantial doubt about our ability to continue as a going concern. For the year ended December 31, 2024, we had a net loss of $26.8 million, and as of December 31, 2024, we had an accumulated deficit of $179.4 million. For the three months ended September 30, 2025, we had net loss of $2.0 million, and as of September 30, 2025, we had an accumulated deficit of $192.5 million.

In February 2024, the Company stopped processing credit card payments on its QuickCard platform because our processing partner’s bank informed them that they no longer wished to process payments for cannabis merchants. QuickCard was our first-generation product and was designed to address the needs of previously all-cash businesses. Although not limited to the cannabis industry, prior to discontinuing QuickCard, cannabis merchants made up a substantial majority of the platform’s processing volume. The decline in revenues resulting from the discontinuation of QuickCard has adversely impacted the Company’s liquidity. Also, until recently, the Company had relied on the repatriation of profits from its European subsidiaries to cover some of its critical operating expenses, which it is no longer able to do following the sale of its wholly owned subsidiary, Ryvyl EU, effective June 1, 2025. As a result, management has determined that its cash balance as of September 30, 2025, will not be sufficient to fund the Company’s operations and capital needs for the next 12 months from the date of this Report. These conditions raise substantial doubt about our ability to continue as a going concern. See “Risk Factors - Our financial situation creates doubt whether we will continue as a going concern”. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Developments

Compliance with Nasdaq’s Stockholders’ Equity Rule

As disclosed in our Current Report on Form 8-K filed with the SEC on April 11, 2025, we received a written notification from the Nasdaq Listing Qualifications Staff (the “Staff”) on April 8, 2025 notifying us that we were not in compliance with the minimum stockholders’ equity requirement of $2.5 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1)(the “Stockholders’ Equity Rule”). On May 21, 2025, the Company submitted a compliance plan to Nasdaq to regain compliance with Stockholders’ Equity Rule (the “Compliance Plan”), and on May 23, 2025, the Company received a letter from Nasdaq (the “Nasdaq Extension Letter”) stating that, based on the information presented in the Compliance Plan, Nasdaq determined to grant the Company an extension to regain compliance with such rule. Pursuant to the terms of the Nasdaq Extension Letter, the Company was required to raise financing and provide sufficient evidence to Nasdaq, on or before October 6, 2025, that the Company believes it is in compliance with Rule 5550(b)(1). On October 10, 2025, the Company received a written notification from the Staff that, based on the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2025, the Staff determined that the Company regained compliance with the Stockholders’ Equity Rule.

Departure of Fredi Nisan as Chief Executive Officer and Director and Appointment of George Oliva as Interim Chief Executive Officer

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on October 1, 2025, the Company’s Chief Executive Officer, Fredi Nisan, informed the Company on September 25, 2025 of his retirement from his position, effective October 31, 2025, at which time George Oliva, the Company’s Chief Financial Officer, became the Company’s interim Chief Executive Officer. Also as previously disclosed in the Current Report on Form 8-K filed with the SEC on October 31, 2025, Mr. Nisan informed the Company on October 28, 2025 of his resignation as a director of the Company, effective October 30, 2025. Mr. Nisan’s departure from his positions was not the result of any disagreement with the Company related to its operations, policies or practices.

Executive Services Agreement with RTB

On November 10, 2025, the Company and RTB entered into an Executive Services Agreement (“Agreement”) pursuant to which the Company will provide RTB with executive oversight and project management relating to RTB’s accounting operations, including supervising, managing, and liaising with external auditors for annual audits and interim reviews. In consideration for the services to be provided, RTB will pay the Company specified hourly fees, as per the terms of the Agreement. The term of the Agreement is six (6) months and may be cancelled at any time by the parties’ mutual consent.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 (Unaudited) Compared to Three Months September 30, 2024 (Unaudited):

(In thousands, except for percentages)

	Three Months Ended September 30,
	2025		2024		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$2,786	100.0%	$2,832	100.0%	$(45)	(1.6)%
Cost of revenue	1,393	50.0%	1,765	62.3%	(372)	(21.1)%
Gross profit	1,393	50.0%	1,067	37.7%	326	30.6%

Operating expenses:
Advertising and marketing	17	0.6%	29	1.0%	(12)	(41.4)%
Research and development	(216)	(7.8)%	815	28.8%	(1,032)	(126.6)%
General and administrative	924	33.2%	(102)	(3.6)%	1,026	(1,005.9)%
Payroll and payroll taxes	1,240	44.5%	2,292	80.9%	(1,052)	(45.9)%
Professional fees	511	18.3%	1,056	37.3%	(545)	(51.6)%
Stock compensation expense	133	4.8%	136	4.8%	(3)	(2.2)%
Depreciation and amortization	(12	(0.4)%	505	17.8%	(517)	(102.4)%
Impairment of intangible assets	(330)	(11.8)%	-	-	(330)	NM (1)
Restructuring charges	937	33.6%	-	-	936	NM (1)
Total operating expenses	3,204	115.0%	4,731	167.1%	(1,527)	(32.3)%
Loss from operations	(1,811)	(65.0)%	(3,664)	(129.4)%	1,853	(50.6)%

Other income (expense):
Interest expense	(32)	(1.1)%	(345)	(12.2)%	313	(90.7)%
Accretion of debt discount	-	-	(273)	(9.6)%	273	(100.0)%
Legal settlements expense	(155)	(5.6)%	(1,598)	(56.4)%	1,443	(90.3)%
Other (expense) income	45	1.6%	48	1.7%	(3)	(6.3)%
Total other (expense), net	(142)	(5.1)%	(2,168)	(76.6)%	2,026	(93.5)%

Loss from continuing operations before income taxes	(1,953)	(70.1)%	(5,832)	(205.9)%	3,879	(66.5)%
Provision for income taxes	-		450	15.9%	(450)	(100.0)%
Net loss from continuing operations	(1,953)	(70.1)%	(6,282)	(221.8)%	4,329	(68.9)%
(Loss) income from discontinued operations, net of tax	-	-	1,108	39.1%	(1,108)	(100.0)%
Net loss	$(1,953)	(70.1)%	$(5,174)	(182.7)%	$3,221	(62.3)%

(1)	Not Meaningful (“NM”)

Revenue

Consolidated revenue decreased $0.05 million, or 1.6%, to $2.78 million for the three months ended September 30, 2025, from $2.83 million for the three months ended September 30, 2024. The relatively flat performance in consolidated revenue was primarily driven by changes in transaction volume product mix. Total transaction volume increased from $188.2 million in the quarter ended September 30, 2024, to $285.4 million in the quarter ended September 30, 2025, and was substantially driven by a 51.7% increase, or $97.3 million, in banking transaction volume, which carries a much lower residual rate relative to acquiring transactions.

Cost of Revenue

Consolidated cost of revenue decreased $0.4 million, or 21.1%, to $1.4 million for the three months ended September 30, 2025, from $1.8 million for the three months ended September 30, 2024. Cost of revenue primarily consists of various fees charged by payment processors, fees paid to ISOs, and fees paid to banks for banking transactions. The relatively larger decrease in consolidated cost of revenue compared to consolidated revenue was primarily driven by a decrease in chargebacks activity for acquiring transactions in the quarter ended September 30, 2025, as well as the year-over-year changes in transaction volume product mix, as described above.

Operating Expenses

Operating expenses decreased $1.5 million, or 32.3%, to $3.2 million for the three months ended September 30, 2025, from $4.7 million for the three months ended September 30, 2024. The decrease was primarily driven by decreases in research and development of $1.0 million, payroll and payroll taxes of $1.1 million, professional fees of $0.6 million, depreciation and amortization of $0.5 million. These decreases were primarily partially offset by increases in general and administrative expenses of $1.0 million and restructuring charges of $0.9 million.

Other Expense, Net

Other expense, net, decreased by $2.0 million, or 93.4%, to $0.1 million for the three months ended September 30, 2025, from $2.2 million for the three months ended September 30, 2024. The decrease was primarily driven by decreases in legal settlements expense of $1.4 million, interest expense of $0.3 million, and accretion of debt discount of $0.3 million.

Nine Months Ended September 30, 2025 (Unaudited) Compared to Nine Months September 30, 2024 (Unaudited):

(In thousands, except for percentages)

	Nine Months Ended September 30,
	2025		2024		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$8,338	100.0%	$15,478	100.0%	$(7,140)	(46.1)%
Cost of revenue	4,357	52.3%	9,132	59.0%	(4,775)	(52.3)%
Gross profit	3,981	47.7%	6,346	41.0%	(2,365)	(37.3)%

Operating expenses:
Advertising and marketing	22	0.3%	62	0.4%	(40)	(64.5)%
Research and development	362	4.3%	3,027	19.6%	(2,665)	(88.0)%
General and administrative	3,412	40.9%	2,640	17.1%	772	29.2%
Payroll and payroll taxes	4,359	52.3%	7,365	47.6%	(3,006)	(40.8)%
Professional fees	2,196	26.3%	3,351	21.7%	(1,155)	(34.5)%
Stock compensation expense	629	7.5%	542	3.5%	87	16.1%
Depreciation and amortization	229	2.7%	1,504	9.7%	(1,275)	(84.8)%
Impairment of goodwill	-	-	6,675	43.1%	(6,675)	(100.0)%
Impairment of intangible assets	758	9.1%	-	-	758	NM (1)
Restructuring charges	1,510	18.1%	1,636	10.6%	(126)	(7.7)%
Total operating expenses	13,477	161.6%	26,802	173.2%	(13,325)	(49.7)%
Loss from operations	(9,496)	(113.9)%	(20,456)	(132.2)%	10,960	(53.6)%

Other income (expense):
Interest expense	(1,785)	(21.4)%	(497)	(3.2)%	(1,288)	259.2%
Accretion of debt discount	(150)	(1.8)%	(1,978)	(12.8)%	1,828	(92.4)%
Changes in fair value of derivative liability	-	-	14	0.1%	(14)	(100.0)%
Derecognition expense on conversion of convertible debt	176	2.1%	(69)	(0.4)%	245	(355.1)%
Legal settlements expense	(155)	(1.9)%	(1,598)	(10.3)%	1,443	(90.3)%
Other income	71	0.9%	147	0.9%	(76)	(51.7)%
Total other (expense), net	(1,843)	(22.1)%	(3,981)	(25.7)%	2,138	(53.7)%

Loss from continuing operations before income taxes	(11,339)	(136.0)%	(24,437)	(157.9)%	13,098	(53.6)%
Provision for income taxes	305	3.7%	616	4.0%	(311)	(50.5)%
Net loss from continuing operations	(11,644)	(139.6)%	(25,053)	(161.9)%	13,409	(53.5)%
(Loss) income from discontinued operations, net of tax	(1,472)	(17.7)%	5,079	32.8%	(6,551)	(129.0)%
Net loss	$(13,116)	(157.3)%	$(19,974)	(129.0)%	$6,858	(34.3)%

(1)	Not Meaningful (“NM”)

Revenue

Consolidated revenue decreased $7.1 million, or 46.1%, to $8.3 million for the nine months ended September 30, 2025, from $15.5 million for the nine months ended September 30, 2024. The consolidated decrease in revenue was primarily driven by the previously disclosed loss of revenue associated with the Company’s QuickCard product transition during the first quarter of 2024. Total transaction volume increased from $592.7 million in the nine months ended September 30, 2024, to $719.9 million in the nine months ended September 30, 2025. The increase in transaction volume was driven by an increase of 113.6%, or $220.9 million, in banking transaction volume that was partially offset by a decrease of 23.4%, or $93.0 million, in acquiring transaction volume attributable to the adverse impact associated with the QuickCard product transition noted above.

Cost of Revenue

Consolidated cost of revenue decreased $4.8 million, or 52.3%, to $4.0 million for the nine months ended September 30, 2025, from $6.4 million for the nine months ended September 30, 2024. Cost of revenue primarily consists of various fees charged by payment processors, fees paid to ISOs, and fees paid to banks for banking transactions. The decrease in consolidated cost of revenue is consistent with the decline in revenue primarily associated with the QuickCard product transition, as discussed above.

Operating Expenses

Operating expenses decreased $13.3 million, or 49.7%, to $13.5 million for the nine months ended September 30, 2025, from $26.8 million for the nine months ended September 30, 2024. The decrease was primarily driven by decreases in research and development of $2.7 million, payroll and payroll taxes of $3.0 million, professional fees of $1.2 million, depreciation and amortization of $1.3 million, and impairment of goodwill of $6.7 million. These decreases were partially offset by increases in general and administrative expenses of $0.8 million and intangible assets impairment charges of $0.8 million.

Other Expense

Other expense, net, decreased $2.1 million, or 53.7%, to $1.8 million for the nine months ended September 30, 2025, from $4.0 million for the nine months ended September 30, 2024. The decrease was primarily driven by decreases in accretion of debt discount of $1.8 million and legal settlements expense of $1.4 million, which were partially offset by an increase in interest expense of $1.3 million.

Liquidity and Capital Resources

The Company’s consolidated working capital at September 30, 2025 was ($4.2) million, which included cash of $1.2 million and restricted cash of $16.6 million. Historically, the Company has financed its operations with proceeds from cash from operations, the sales of equity securities, and proceeds from its $100 million Note issued in November 2021. Our material liquidity needs principally relate to working capital requirements.

As further described in the subsection titled “section, Going Concern” above, since the first quarter of 2024, the Company’s liquidity has been adversely impacted by the decline in revenues related to the discontinuation of its QuickCard product. As also noted therein, until recently, the Company had relied on the repatriation of profits from its European subsidiaries to cover some of its critical operating expenses in North America, which it is no longer able to do following the sale of its wholly owned subsidiary, Ryvyl EU, effective June 1, 2025. As a result, management has determined that its cash balance as of September 30, 2025, will not be sufficient to fund its operations and capital needs for the next 12 months from the date of this Report. The Company’s ability to successfully address this liquidity shortfall is contingent upon the successful execution of management’s intended plan over the next twelve months, which includes, but is not limited to, the following:

●	raising additional capital through a variety of means, including private and public equity offerings and debt financings. The Company recently executed multiple successful capital raises in July 2025 and October 2025 (see Note 17, Subsequent Events) and continues to be actively engaged in discussions with multiple parties for additional funding opportunities;

●	exploring strategic initiatives, including M&A opportunities; on September 28, 2025, the Company, Ryvyl Merger Sub Inc. (a Delaware corporation and wholly owned direct subsidiary of the Company (“Merger Sub”), and RTB Digital, Inc., a Delaware corporation (“RTB”), entered into an Agreement and Plan of Merger pursuant to which Merger Sub will merge with and into RTB (the “Merger”), with RTB surviving the Merger as a wholly-owned subsidiary of the Company (See Note 15, Commitments and Contingencies, for additional details);

●	continued execution of its accelerated business development efforts to drive volumes in diversified business verticals with the Company’s other products; and

●	continued implementation of cost control measures to more effectively manage spending and further right-sizing the organization, where appropriate.

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

Cash Flow Activities

The following table summarizes cash flow activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash (used in) provided by operating activities	$(6,200)	$19,119
Cash used in investing activities	(76,351)	(1,226)
Cash provided by (used in) financing activities	7,353	(207)
Effects of exchange rates on cash and restricted cash	904	479)
Net (decrease) increase in cash and restricted cash	$(74,294)	$18,165

Operating Activities – Net cash used in operating activities for the nine months ended September 30, 2025, while cash provided by operating activities for the nine months ended September 30, 2024, was $19.1 million. The net cash used and provided by operating activities was primarily driven by the timing of settlement of assets and liabilities.

Investing Activities – Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $76.4 million and $1.2 million, respectively. The net cash used in investing activities for the nine months ended September 30, 2025, primarily relates to cash transferred to the purchaser in connection with the sale of Ryvyl EU. Net cash used in investing activities for the nine months ended September 30, 2024, primarily related to capitalized software development costs.

Financing Activities – Net cash provided by financing activities during the nine months ended September 30, 2025 was $7.4 million and was primarily driven by proceeds from a short-term note payable obtained by the Company in connection with the January 2025 SPA, partially offset by the partial repayment of the Note. Net cash used in financing activities during the nine months ended September 30, 2024, was negligible.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies to maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and timely communicated to management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on their evaluation as of September 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of such date.

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

●	On December 12, 2022, Jacqueline Dollar (aka Jacqueline Reynolds), former Chief Marketing Officer of the Company, filed a complaint against the Company, Fredi Nisan, and Does 1-20 in San Diego Superior Court. Ms. Dollar is alleging she was undercompensated compared to her male counterparts and retaliated against after raising concerns to management resulting in sex discrimination in violation of the California Fair Employment and Housing Act (“FEHA”) and failure to prevent discrimination in violation of FEHA. Ms. Dollar is also claiming intentional infliction of emotional distress. Ms. Dollar is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims. The parties are currently in the discovery phase.

●	As previously disclosed in the Company’s 10-Q for the period ending March 31, 2025, as filed on May 20, 2025, since December 2022, the Company has been cooperating with an ongoing investigation by the SEC regarding possible violations of the federal securities laws. Following discussions with the Staff of the SEC, the Company made certain disclosures addressing the concerns regarding the Company’s 2020 S-1 filed on December 23, 2020 and subsequent reporting, which are contained in the Company’s 10-Q for the period ending March 31, 2025 under Note 15, Commitments and Contingencies, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments, and under section Legal Proceedings.

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

●	On February 1, 2023, a putative class action lawsuit titled Cullen v. RYVYL Inc. fka GreenBox POS, et al., Case No. 3:23-cv-00185-GPC-AGS, was filed in the United States District Court for the Southern District of California against several defendants, including the Company and certain of our current and former directors and officers (the “Cullen Defendants”). The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between January 29, 2021 and January 20, 2023. The complaint alleged that the Cullen Defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act by making false and/or misleading statements regarding the Company’s financial controls, performance and prospects. On June 30, 2023, the plaintiff filed an amended complaint. On March 1, 2024, the Court issued an order granting in part and denying in part defendants’ motions to dismiss, which included dismissing all Securities Act claims and narrowing the potential class period. The plaintiff filed a second amended complaint on April 30, 2024, which alleges claims against the Cullen Defendants under Exchange Act Sections 10(b) and 20(a) only and a class period of May 13, 2021 through January 20, 2023. The Company filed its motion to dismiss the second amended complaint on July 1, 2024. On October 21, 2024, the Court issued an order granting in part and denying in part defendants’ motions to dismiss. The scope of the remaining claims is consistent with the Court’s last motion to dismiss decision dated March 1, 2024. On November 12, 2024, Plaintiff filed a Third Amended Complaint, which asserts the same legal causes of action and proposed class period as the previous complaint. On February 28, 2025, the Parties executed a Memorandum of Understanding (“MOU”) that reflects their agreement in principle to settle the claims asserted in this class action. On July 9, 2025, the Parties executed the Stipulation and Agreement of Settlement (“Stipulation of Settlement”). On July 15, 2025, Plaintiff filed its Unopposed Motion for Preliminary Approval of Class Action Settlement, which is scheduled for hearing on August 15, 2025. The Stipulation of Settlement provides for the full resolution and release of all claims against the Cullen Defendants in exchange for $300,000 in cash (“Cash Settlement Amount”), 700,000 freely tradable shares of the Company’s common stock (“Settlement Shares”), and a put option that, together with the Cash Settlement Amount and Settlement Shares, requires that the combined value of the settlement consideration shall be no less than $1,000,000. On August 20, 2025, the Court issued an Order Provisionally Approving Certification of the Proposed Settlement Class and Granting Preliminary Approval of the Class Action Settlement. The Motion for Final Approval of the Settlement is scheduled for hearing on December 19, 2025. There is no assurance, however, that the settlement will be completed and/or that the Court will approve it. The Cullen Defendants continue to deny any and all liability and allegations set forth in the pending Third Amended Complaint.

●	On September 22, 2023, a shareholder derivative complaint was filed in the United States District Court for the Southern District of California against certain of the Company’s current and/or former officers and directors (the “Hertel Defendants”), Christy Hertel, derivatively on behalf of RYVYL Inc., f/k/a GreenBox POS v. Ben Errez et al., Case No. 3:23-CV-01165-GPC-SBC. On August 4, 2023, a second shareholder derivative complaint was filed in the United States District Court for the Southern District of California against the Hertel Defendants, Marcus Gazaway, derivatively on behalf of RYVYL Inc., f/k/a GreenBox POS v. Ben Errez et al., Case No. 3:23-CV-01425-LAB-BLM. Both derivative complaints generally allege that the Hertel Defendants failed to implement adequate internal controls that would prevent false and misleading financial information from being published by the Company and that controlling shareholders participated in overpayment misconduct resulting in violations of Sections 10(b), 14(a) and 20 of the Exchange Act and breached their fiduciary duties and, purportedly on behalf of the Company. On April 2, 2024, the Court granted the parties’ joint motion for an order consolidating the Hertel and Gazaway cases under the caption In re RYVYL Inc. Derivative Litigation, Lead Case No. 3:23-CV-01165-GPC-SBC (S.D. Cal.). On May 6, 2024, the Court issued an order staying the action until after the final resolution of any motion to dismiss the securities class action detailed above. On May 1, 2024, a third nearly identical shareholder derivative complaint was filed in Clark County, Nevada by plaintiff Christina Brown, derivatively on behalf of RYVYL, Inc., v. Ben Errez et al., Case No. A-24-892382-C.

The Complaints seeks damages and contribution from the Hertel Defendants and a direction that the Company and the Hertel Defendants take actions to reform and improve corporate governance and internal procedures to comply with applicable laws. The Hertel Defendants deny all allegations of liability and intend to vigorously defend against all claims. On May 8, 2025, all parties reached an agreement in principle to fully resolve and settle all claims alleged in the lawsuits, and on September 30, 2025 they filed a Stipulation and Agreement of Settlement. The parties filed a Joint Motion for Preliminary Approval of Settlement on October 7, 2025, and it is scheduled for hearing on November 14, 2025. Unless and until the settlement is approved, and given the uncertainty of litigation and the legal standards that must be met for success on the merits, the Company cannot predict the outcome of the cases at this time.

●	On October 1, 2023, the Company filed a demand for arbitration against Sky Financial with the American Arbitration Association in San Diego, California (the “Arbitration”). In the Arbitration, the Company seeks to recover for breach of contract and Sky Financial’s failure to perform its obligations On October 2, 2023, the Company filed a complaint against Sky Financial in San Diego Superior Court asserting the same claims asserted in the Arbitration, solely to toll any applicable statutes of limitations pending the Arbitration and, if necessary, provide jurisdiction for the court to compel arbitration. The action seeks damages, including interest and costs of suit incurred. The parties agreed to proceed in the Arbitration and to implement the steps needed to extend the current stay of the San Diego Superior Court action pending the Arbitration. Subsequently, the parties agreed to stay the Arbitration and attend mediation. A mediation was scheduled but then vacated by stipulation of the parties. The stay of the Arbitration has been lifted. After vigorously prosecuting its claims against Sky and Mr. Haller and vigorously defending against all claims asserted by Sky and Mr. Haller, on September 26, 2025, the parties entered into a confidential settlement agreement. On October 16, 2025, the Company filed with the San Diego Superior Court a Request for Dismissal, dismissing the case with prejudice.

●

On June 25, 2024, J. Drew Byelick, a former Chief Financial Officer of the Company, filed a complaint against the Company in the United States District Court for the Southern District of California, Case No. ‘24CV1096 JLS MSB. Mr. Byelick alleged breach of contract, fraudulent inducement of employment, along with intentional misrepresentation and concealment. The Company moved to dismiss the complaint for failure to state a claim and for other violations of the federal rules of civil procedure. The Court granted that motion on December 20, 2024, but permitted Mr. Byelick to file an amended complaint. Mr. Byelick filed his first amended complaint on January 19, 2025, asserting the same core claims. The Company moved to dismiss the first amended complaint for similar reasons as its motion to dismiss the original complaint. The Court granted that motion, in part, on April 18, 2025, ruling that Mr. Byelick was incapable of pleading certain claims (and dismissing those claims) but adequately pled others for purposes of a motion to dismiss only. Mr. Byelick subsequently filed a motion for partial summary judgment, which the Court denied in full as premature. The parties are currently engaged in responding to written discovery requests.

The Company denies all allegations of liability and intends to vigorously defend against all claims. However, given the preliminary stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●	On July 2, 2025, Plaintiff Kapcharge USA Inc. commenced a lawsuit against Defendants Ryvyl Inc., FFS Data Corporation, CML Management, LLC and Cynthia Lambert in San Diego Superior Court, Case No. 25CU035045C. This lawsuit stems from a dispute between Kapcharge on the one hand and FFS Data Corporation (“FFS”), and CML Management, LLC on the other hand, related to a payment processor agreement between Kapcharge and FFS. Kapcharge alleges causes of action for Conversion, Money Had and Received, Violation of Penal Code § 496, Restitution, Breach of Contract (against FFS, CML, and Lambert), and Unfair Competition in Violation of California Business and Professions Code § 17200 et seq. The Company denies all allegations of liability and intends to vigorously defend against all claims. However, given the preliminary stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●	On July 15, 2025, Plaintiff Rachael Mora filed a complaint against the Company, Fredi Nisan, and Does 1-20 in San Diego Superior Court. Ms. Mora is alleging sex discrimination and sexual favoritism in violation of the California Fair Employment and Housing Act (“FEHA”), and failure to prevent discrimination in violation of FEHA. Ms. Mora is also claiming retaliation and negligent supervision/negligent retention. Ms. Mora is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims.

ITEM 1A. RISK FACTORS

Other than the newly identified risk factors described below, there have been no material changes with respect to risk factors previously disclosed in the Company’s 2024 Annual Report.

Our financial situation creates doubt whether we will continue as a going concern.

As described in the notes to our consolidated financial statements included in our 2024 Form 10-K and the notes to our interim condensed consolidated financial statements included in this Report, respectively, for the years ended December 31, 2024, and 2023, and the nine month periods ended September 30, 2025 and 2024, there is a substantial doubt about our ability to continue as a going concern. For the year ended December 31, 2024, we had a net loss of $26.8 million, and as of December 31, 2024, we had an accumulated deficit of $179.4 million. For the three months ended September 30, 2025, we had a net loss of $2.0 million, and as of September 30, 2025, we had an accumulated deficit of $192.5 million. Also, until recently, we had relied on the repatriation of profits from our European subsidiaries to cover some of our critical operating expenses, which we are no longer able to do following the sale of our wholly owned subsidiary, Ryvyl EU, effective June 1, 2025. As a result, management has determined that our cash balance as of September 30, 2025, will not be sufficient to fund our operations and capital needs for the next 12 months from the date of this Report. These conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will need to raise additional working capital. No assurance can be given that additional financing will be available, or if available, that we will be able to secure any such financing on acceptable terms. If adequate working capital is not available, we may be forced to discontinue operations.

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

As disclosed in our Current Report on Form 8-K filed with the SEC on April 11, 2025, we received a written notification from the Nasdaq Listing Qualifications Staff (the “Staff”) on April 8, 2025 notifying us that we were not in compliance with the minimum stockholders’ equity requirement of $2.5 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1)(the “Stockholders’ Equity Rule”). On May 21, 2025, the Company submitted a compliance plan to Nasdaq to regain compliance with Stockholders’ Equity Rule (the “Compliance Plan”), and on May 23, 2025, the Company received a letter from Nasdaq (the “Nasdaq Extension Letter”) stating that, based on the information presented in the Compliance Plan, Nasdaq determined to grant the Company an extension to regain compliance with such rule. Pursuant to the terms of the Nasdaq Extension Letter, the Company was required to raise financing and provide sufficient evidence to Nasdaq, on or before October 6, 2025, that the Company believes it is in compliance with Rule 5550(b)(1). On October 10, 2025, the Company received a written notification from the Staff that, based on the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2025, the Staff determined that the Company regained compliance with the Stockholders’ Equity Rule.

Additionally, on June 12, 2025, the Company received a notice from Nasdaq notifying the Company that, because the closing bid price for the common stock was below $1.00 per share for 30 consecutive business days, the Company was not in compliance with Nasdaq Lising Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Company has been provided an initial compliance period of 180 calendar days, or until December 9, 2025, to regain compliance with the Minimum Bid Price Requirement. If the Company does not regain compliance by December 9, 2025, the Company may be eligible for an additional grace period.

During such compliance period, the common stock will continue to trade on the Nasdaq Capital Market. The Company has been diligently working on a plan to regain and maintain compliance with the Minimum Bid Price Requirement. There are no assurances that the Company will be able to regain or maintain compliance with any listing standards of Nasdaq or that Nasdaq will grant the Company any additional extension of time to regain compliance with any such listing requirements.

In the event that our common stock is delisted from Nasdaq due to a failure to regain compliance with the Minimum Bid Price Requirement, or to comply with any other requirement for continued listing on Nasdaq, and our Common Stock is not eligible for listing on another exchange, trading in the shares of our common stock could be conducted in the over-the-counter market established for unlisted securities such as markets operated by the OTC Markets Group Inc. In such event, it could become more difficult to trade or obtain accurate price quotations for our common stock. Also, it may be difficult for us to raise additional capital if we are not listed on a national exchange.

The Series C Preferred Stock has a liquidation preference over our common stock.

The Series C Preferred Stock has a liquidation preference that gets paid prior to any payment on our common stock. As a result, if we were to liquidate, dissolve or wind-up, each holder of our Series C Preferred Stock would have the right to receive payment out of our assets available for distribution, before any amount is paid to the holders of our common stock, in an amount in cash equal to the aggregate liquidation value of all of the shares of preferred stock held by such holder. Holders of the Series C Preferred Stock will not be entitled to dividends. The payment of the liquidation preferences on the Series C Preferred Stock could result in holders of our common stock not receiving any proceeds if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily.

The existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control.

Risks Related to the Proposed Merger with RTB

We may fail to realize all of the anticipated benefits of the proposed Merger with RTB.

The success of the proposed Merger with RTB, will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of the Company with RTB. To realize these anticipated benefits, however, we must successfully combine the businesses of the Company with RTB. If we are unable to successfully combine the businesses of the Company with RTB, the anticipated benefits and any cost savings of the Merger may not be realized fully or at all or may take longer to realize than expected. There is no guarantee that any cost saving or other economic benefits will occur, and we may incur unanticipated charges or make payments that were not previously contemplated.

The Company and RTB have operated, and, until the completion of the Merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees and the disruption of each of the Company’s and RTB’s ongoing business, or inconsistencies in standards, controls, procedures, and policies that adversely affect the Company’s and RTB’s ability to maintain their relationships with their respective clients, customers, and employees, which could have a negative impact on our ability to achieve the anticipated benefits of the Merger. Integration efforts between the two companies may, to some extent, also divert management’s attention and resources. These integration matters could have an adverse effect on each of the Company and RTB during such transition period.

The pendency of the Merger could materially and adversely affect the business and operations of the Company and RTB.

Prior to the effective time of the Merger, some customers, potential customers, or vendors of each of the Company and of RTB may delay or defer decisions regarding whether to do business or continue to do business with us or RTB, as applicable, which could materially and adversely affect the revenues or potential revenues, earnings or potential earnings, cash flows, expenses, and prospects of the Company and RTB, regardless of whether the Merger is completed.

Further, the pursuit of the Merger and the preparation for the integration in connection therewith may place a burden on each of the Company’s and RTB’s management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on each company’s business, financial condition, and results of operations.

The market price of our common stock may decline as a result of the proposed Merger.

The market price of our common stock may decline as a result of the proposed Merger with RTB if we do not achieve the perceived benefits of thereof or the effect of the proposed transaction on our financial results is not consistent with the expectations of financial or industry analysts. In addition, upon completion of the Merger, our and RTB’s stockholders will own interests in a combined company operating an expanded business with a different mix of assets, risks, and liabilities. Our existing stockholders may not wish to continue to invest in the Company subsequent to the consummation of the proposed Merger, or for other reasons may wish to dispose of some or all of their shares of our common stock.

The market price of our common stock after the proposed Merger with RTB may be affected by factors different from those currently affecting our shares of common stock.

The businesses of the Company, on the one hand, and RTB, on the other hand, differ and, accordingly, the results of operations of the Company subsequent to the completion of the proposed Merger and the market price of our common stock may be affected by factors different from those currently affecting the independent results of operations and market price of our common stock.

If the proposed Merger with RTB is not completed, we will have incurred substantial expenses without realizing the expected benefits.

We have incurred substantial expenses in connection with the execution of the transaction agreements and the transactions contemplated thereby, including the Merger. The completion of the Merger depends on the satisfaction of specified conditions, including the receipt of the requisite approval of our stockholders. There is no guarantee that these conditions will be met. If the Merger and the other transactions contemplated by the transaction agreements are not completed, these expenses could have a material adverse impact on our financial condition because it would not have realized the expected benefits for which these expenses were incurred.

In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our stockholders, customers, and employees. We also could be subject to litigation related to any failure to complete the Merger or to enforcement proceedings commenced against us to perform our obligations under the Merger Agreement. We cannot assure you that if the proposed transaction is not completed that the risks discussed in this Report will not materialize and will not materially affect our business and financial results and the market price of our common stock.

Failure to consummate the Merger and the other transactions contemplated by the transaction agreements as currently contemplated or at all could materially and adversely affect us.

The consummation of the Merger and the other transactions contemplated by the transaction agreements may be delayed, the Merger and the other transactions contemplated by the transaction agreements may be consummated on terms different than those contemplated by the transaction agreements, or the Merger and the other transactions contemplated by the transaction agreements may not be consummated at all. Failure to consummate the Merger and the other transactions contemplated by the transaction agreements would prevent our stockholders from realizing the anticipated benefits of the Merger and the other transactions contemplated by the transaction agreements. In addition, a failure to consummate the Merger could result in a significant decline in the market price of our common stock and a negative perception of the Company generally, and would materially and adversely affect our future business and financial results. Any delay in the consummation of the Merger and the other transactions contemplated by the transaction agreements or any uncertainty about the consummation of the Merger and the other transactions contemplated by the transaction agreements on terms different than those contemplated by the Merger Agreement and the other transaction agreements or at all could also materially and adversely affect the market price of our common stock and our future business and financial results.

The consummation of the Merger and the other transactions contemplated by the Merger Agreement are subject to a number of conditions, which, if not satisfied or waived, would adversely impact the parties’ ability to complete the Merger and the other transactions contemplated by the Merger Agreement.

The Merger and the other transactions contemplated by the Merger Agreement are subject to certain closing conditions, including, among others, requisite stockholder approvals. There can be no assurance that these conditions will be satisfied or waived, if permitted. Therefore, there can be no assurance with respect to the timing of the closing of the Merger and the other transactions contemplated by the Merger Agreement or that the Merger and the other transactions contemplated by the Merger Agreement will be completed at all.

The relative ownership position of our stockholders will be diluted as a result of the Merger.

The Merger will dilute the ownership position of our existing stockholders. Immediately following the closing of the transactions contemplated by the Merger Agreement, including the Merger, and without taking into account certain additional shares of common stock issued in consideration for the Merger, (i) the aggregate number of shares of common stock issued to the former stockholders and other equity holders of RTB as consideration for the Merger is expected to represent approximately 84.85% of the outstanding equity interests of the combined companies and (ii) Company equity holders as of immediately prior to the Merger are expected to own approximately 15.15% of the outstanding equity interests of the combined companies. Consequently, our existing stockholders, as a general matter, will have less influence over our management and policies after the effective time of the Merger than they currently exercise over our management and policies.

The Merger will result in changes to the Company’s board of directors and management team that may affect the Company’s business strategy post-Merger as compared to its current business strategy.

If the parties complete the Merger, the composition of the Company’s board of directors and management team may change from the respective current Board and management team. The Board of Directors of the combined companies will be reconstituted to consist of seven (7) members, six (6) of whom will be identified by RTB prior to the closing of the Merger, with Brett Moyer continuing to serve on the Company’s board of directors after such closing. The new composition of the Company’s board of directors and management team may affect our business strategy and operating decisions subsequent to the consummation of the Merger.

Our future results will suffer if we do not effectively manage the increased scale of the combined company’s operations and its optimization and expansion opportunities following the Merger.

Following the Merger, the combined company will be larger and more diverse than it is currently. Its future success will depend, in part, upon our ability to manage its optimization and expansion opportunities, which may pose substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, and upon our ability to successfully monitor our operations, costs, regulatory compliance, and to maintain other necessary internal controls. There is no assurance that the combined company’s optimization and expansion opportunities will be successful, or that it will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies, or other expected benefits of the proposed Merger with RTB.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2025, we issued a total of 372,000 unregistered shares of common stock. The shares were issued to vendors and former employees of the Company as compensation.

The sale and the issuance of the foregoing securities were offered and sold in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering. No underwriter participated in the offer and sale of these securities, no commission or other remuneration was paid or given directly or indirectly in connection therewith, and there was no general solicitation or advertising for securities issued in reliance upon such exemption.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.1	Form of Common Warrant dated July 16, 2025	8-K	4.1	July 16, 2025
4.2	Form of Pre-Funded Warrant dated July 16, 2025	8-K	4.2	July 16, 2025
10.1	Form of Securities Purchase Agreement dated July 15, 2025	8-K	10.1	July 16, 2025
10.2	Placement Agency Agreement, dated as of July 15, 2025	8-K	10.2	July 16, 2025
10.3	Warrant Agency Agreement, dated as of July 16, 2025	8-K	4.3	July 16, 2025
10.4	Severance Benefits Offer and General Waiver and Release of Claims Agreement, dated August 15, 2025, between the Company and Ben Errez	8-K	10.1	August 20, 2025
10.5	Employment Agreement dated September 22, 2025 between the Company and George Oliva	8-K	99.1	September 24, 2025
10.6	Severance Benefits Offer and General Waiver and Release of Claims Agreement, dated September 25, 2025, between the Company and Fredi Nisan	8-K	10.1	October 2, 2025
10.7	Agreement and Plan of Merger dated as of September 28, 2025, by and among RYVYL, Inc., RYVYL Merger Sub Inc. and RTB Digital, Inc.	8-K	2.1	October 2, 2025
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RYVYL INC.
(Registrant)

Date: November 14, 2025	By:	/s/ George Oliva
George Oliva
Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)