Form 10-K
period 2025-12-31
RYVYL Inc.
filed 2026-04-15
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-34294

RYVYL INC.

(Exact name of registrant as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3111 Camino Del Rio North, Suite 400 San Diego, CA	92108
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (855) 201-1613

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	RVYL	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 286,630 million shares of voting common stock held by non-affiliates of the registrant as of June 30, 2025, was $8,527,243 million based on the closing price of $29.75 per share of the registrant’s common stock as quoted on the Nasdaq Capital Market on that date.

As of March 31, 2026, the Registrant had 1,279,765 shares of common stock, $0.001 par value per share, outstanding.

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

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Report identify important matters or factors which you should consider in evaluating our forward-looking statements. These matters or factors include, among other things:

●	Our ability to effectively execute our business plan, including the integration of the operations RTB Digital, Inc. (“RTB”), if and when the merger of the company and RTB is completed;

●	Risks in connection with completed or potential acquisitions, post-acquisition integrations, dispositions and other strategic growth opportunities and initiatives;

●	Our ability to manage our expansion, growth and operating expenses;

●	Our ability to comply with new regulations and compliance requirements that become applicable to us and our business from time to time;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete and succeed in an evolving industry;

●	Our ability to respond and adapt to rapid changes in technology;

●	Our need for, and ability to raise, additional capital;

●	Our ability to maintain operations in the event our financial condition is negatively impacted as the result of litigation or actions of any governmental agencies against us or against any of our officers or directors; and

●	Risks related to our dependence on our proprietary technology, which we may not be able to protect.

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

The Company intends the forward-looking statements to speak only as of the time of such statements are made, and it does not undertake or plan to update or revise such forward-looking statements as more information becomes available or to reflect changes in expectations, assumptions or results. The Company can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Report, could materially and adversely affect our results of operations, financial condition, liquidity, and our future performance.

In this Report, unless the context otherwise requires, all references to “the Company,” “we,” “our”, “us” and “PubCo” refer to RYVYL Inc (formerly known as GreenBox POS Inc.), a Nevada corporation.

Unless the context otherwise requires, all references to “PrivCo” or the “Private Company” refer to GreenBox POS LLC, a Washington limited liability company.

On January 2, 2026, the Company effected a reverse stock split of the Company’s shares of common stock, par value $0.001 (“Common Stock”) outstanding at a ratio of one-for-thirty-five (the “Reverse Stock Split”). All share and per share information in this Report have been retroactively adjusted for all periods presented, unless otherwise indicated, to give effect to the reverse stock split, including the financial statements and notes thereto.

PART I

Item 1. Business Our Company

Ryvyl is a financial technology company that provides global payment acceptance and disbursement solutions. Ryvyl enables merchants to accept credit card payments through arrangements with third-party acquiring banks and payment processors. Credit card payment processing services represent the substantial majority of Ryvyl’s revenues. In addition, Ryvyl offers NEMS Core, an internally developed disbursements platform launched in late 2024 that enables businesses to seamlessly and efficiently distribute funds.

Company History

The Company was formerly known as ASAP Expo, Inc. and was incorporated in the State of Nevada on April 10, 2007. On January 4, 2020, PubCo and PrivCo entered into an Asset Purchase Agreement to memorialize a verbal agreement (the “Verbal Agreement”) that was entered into on April 12, 2018, by and among PubCo (the buyer) and PrivCo (the seller). On April 12, 2018, pursuant to the Verbal Agreement, the Company acquired PrivCo’s blockchain gateway and payment system business, point of sale system business, delivery business and kiosk business, bank and merchant accounts, as well as all intellectual property related thereto (the “GreenBox Business”). As consideration for the GreenBox Business, on April 12, 2018, the Company assumed PrivCo’s liabilities that had been incurred in the normal course of the GreenBox Business.

On May 3, 2018, the Company formally changed its name to “GreenBox POS, LLC,” then subsequently changed its name to “GreenBox POS” on December 13, 2018. On October 13, 2022, GreenBox POS changed its name to “RYVYL Inc.”

On December 19, 2025, the Company filed a certificate of amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada to increase the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 100,000,000 shares to 500,000,000 shares (the “Authorized Share Increase”), which became effective upon filing.

Effective January 2, 2026, the Company effected a reverse split of its Common Stock, where every 35 shares of the Company’s pre-reverse split outstanding common stock were combined and reclassified into one share of common stock. Proportionate voting rights and other rights of common stockholders were not affected by the reverse stock split. Fractional shares of common stock resulting from the reverse stock split were rounded up to the nearest whole share on a broker basis. All stock options outstanding and common stock reserved for issuance under the Company’s equity incentive plan outstanding immediately prior to the reverse stock split were adjusted by dividing the number of affected shares of common stock by 35 and, as applicable, multiplying the exercise price by 35. All share numbers, share prices, exercise prices, and per share amounts in this Annual Report on Form 10-K have been adjusted, on a retroactive basis to reflect the 1-for-35 Reverse Stock Split.

Payment Processing Services

Through our Bank Identification Number (“BIN”) sponsorship arrangement, Ryvyl enables businesses to process credit card transactions, providing direct access to global card networks without the need for a traditional banking license. Although Ryvyl is not itself a payment processor, it serves as an intermediary - similar in certain respects to an independent sales organization (“ISO”) - connecting merchants with acquiring partners. However, in contrast to traditional ISOs, Ryvyl performs a broader set of functions that are typically carried out by processors, including:

●	applications processing and merchant underwriting;

●	merchant onboarding and account configuration;

●	ongoing risk monitoring and transaction-level oversight; and

●	customer service and merchant support.

In addition, Ryvyl also facilitates equipment servicing or replacement, security verifications, and handles customer support inquiries. Performing these activities enables Ryvyl to maintain direct control over the merchant experience and support processes. Ryvyl focuses on merchants operating in underserved and, in some cases, higher risk industry verticals, where Ryvyl believes that its operating structure and risk-management capabilities allow it to support customer segments that many acquiring banks and processors may not be able to serve directly.

NEMS Core Disbursements Platform

In late 2024, Ryvyl launched NEMS Core, an internally developed global disbursements platform designed to streamline inbound and outbound payment flows for businesses. NEMS Core allows customers to initiate, validate, route, and settle disbursements through an automated, modular workflow. Its flexible architecture is intended to support a variety of payment types and volumes, enabling businesses to manage their disbursement needs in an increasingly digital and interconnected financial environment.

While NEMS Core remains in the early stages of commercialization and currently serves as a complement to Ryvyl’s acquiring services model, Ryvyl has not committed to significant future expansion of the platform and is evaluating its continued strategic relevance as part of its broader long-term operational planning.

Operating Model

Ryvyl employs a hybrid operating model that combines internal operational functions with external acquiring services partnerships. Internally, Ryvyl manages merchant review and underwriting, risk management, onboarding, and customer service. Externally, Ryvyl relies on acquiring banks and processing partners for transaction processing, settlement, and sponsorship under its own BIN. This structure allows Ryvyl to maintain direct merchant relationships and control over customer-facing activities, while leveraging the infrastructure and regulatory framework of established acquiring institutions.

Risk Management

Ryvyl maintains risk management and compliance processes designed to support both its acquiring services operations and the NEMS Core disbursements platform. As part of the onboarding process, Ryvyl’s compliance team conducts reviews of customer applications, including Know Your Customer (“KYC”) documentation, which must be approved before the onboarding is finalized. Ryvyl also monitors customer transactions for potential compliance issues and reviews activity for adherence to applicable requirements established by its acquiring partners and card networks. Risk monitoring and compliance oversight are integrated into Ryvyl’s broader operational workflow and are intended to help identify and address issues that may arise in connection with customer activity.

Strategy

Ryvyl’s strategy is to continue expanding its credit card payments processing services by growing its merchant base and strengthening relationships with existing and prospective customers within its target markets. Management believes the acquiring services business represents an attractive opportunity for steady growth due to established merchant and agent relationships, favorable margins, and a relatively low-cost structure. As part of this strategy, Ryvyl intends to invest in business development activities, pursue new merchant acquisition channels, and maintain service levels designed to support merchant retention.

In addition to its acquiring services operations, Ryvyl offers disbursement services through its NEMS Core platform. Ryvyl’s long-term approach to this product will continue to be informed by ongoing assessments of customer needs, market conditions, and resource allocation priorities.

Customers and Markets

Ryvyl serves merchants operating in a variety of industry verticals, with a particular emphasis on underserved and higher risk categories. Key verticals include retail businesses, private or independent educational institutions, auto and home insurance, and segments of the adult entertainment industry. Ryvyl’s merchant base is geographically dispersed across the United States, and its revenues are not materially concentrated in any single customer or small group of customers.

Competition

The markets in which Ryvyl operate are competitive. Ryvyl primarily competes with other ISOs and merchant service providers that act as intermediaries between merchants and payment processors. Competitive factors generally include pricing, service quality, underwriting flexibility, onboarding speed, and the ability to support merchants operating in non-traditional or higher-risk segments.

Ryvyl seeks to differentiate itself from traditional ISOs by offering a broader range of operational and support services. In addition to connecting merchants with processing partners, Ryvyl performs several functions that are typically carried out by processors or specialized service providers, including merchant applications processing, underwriting, onboarding, risk monitoring, and customer service. Ryvyl also facilitates services such as equipment servicing and replacement, security verifications, and technical support. Management believes that this integrated service model offers a higher-value proposition and enables Ryvyl to support merchant segments with more complex onboarding and servicing needs.

Human Capital

We currently have approximately 15 full-time employees. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be satisfactory. We also engage temporary employees and consultants as needed to support our operations.

Recent Developments

Merger Agreement with RTB Digital, Inc.

Basic Merger Terms

Ryvyl and RTB entered into an Agreement and Plan of Merger, dated as of September 28, 2025 (the “Merger Agreement”), whereby RTB would combine with Ryvyl. The Merger Agreement contains the terms and conditions of the proposed business combination of Ryvyl and RTB. Under the Merger Agreement, RYVYL Merger Sub Inc., a wholly owned subsidiary of Ryvyl (“Merger Sub”), will merge with and into RTB, with RTB surviving as a wholly owned subsidiary of Ryvyl (referred to as the “merger”).

At the effective time of the merger (the “Effective Time”), certain outstanding securities of the RTB securityholders will be converted into the right to receive the Pro Rata Portion of the Merger Shares (defined terms in the Merger Agreement. In addition, Ryvyl will assume the RTB stock option plan and certain other outstanding securities which will from then be exercisable for exchangeable into Ryvyl common stock. It is anticipated that outstanding RTB warrants will have been “net” exercised prior to the closing in exchange for shares of RTB common stock in accordance with their terms and shall no longer be outstanding and shall automatically be cancelled, extinguished, and retired and shall cease to exist, provided, however, that in the event that any such RTB warrants are not so exercised, to the extent that by their terms they do not continue to represent the right to acquire securities of the Company on comparable terms to those of RTB warrants, then the parties of the Merger Agreement shall negotiate in good faith and use commercially reasonable efforts to mutually agree as promptly as practicable to such amendments the Merger Agreement as are necessary to reflect an assumption, exchange or similar accommodation for such RTB warrants, provided that such assumption, exchange or similar accommodation shall be reasonably satisfactory to each party of the Merger Agreement. Additionally, pursuant to the Merger Agreement, Ryvyl will assume the outstanding convertible notes of RTB, which after the merger will be converted into shares of the combined company.

As of January 30,2026, as a result of the merger, current holders of RTB’s common stock, and options and warrants to purchase RTB’s common stock are expected to own, or hold rights to acquire, in the aggregate of approximately 15,215,399 shares of Ryvyl common stock, representing approximately 84.85% (excluding the shares that may be issued on conversion of the RTB convertible notes) of the fully-diluted common stock of Ryvyl, which for these purposes is defined as the outstanding common stock of Ryvyl (including the shares of common stock issued in the merger), plus all options and warrants of Ryvyl outstanding immediately prior to the merger, plus all options and warrants of RTB converted into options and warrants of Ryvyl in connection with the merger (the “Fully-Diluted Common Stock of Ryvyl”), and Ryvyl’s current stockholders, option holders and warrant holders are expected to own, or hold rights to acquire, in the aggregate approximately 15.15% of the Fully-Diluted Common Stock of Ryvyl, in each case, following the Effective Time of the merger. The assumption and conversion of the RTB convertible notes after consummation of the merger will substantially reduce the foregoing percentages. Also, as a result of the merger, the Series C Preferred Stock issued by Ryvyl to RTB will be cancelled.

Business of RTB

RTB (d/b/a “Roundtable”) has developed and operates a professional SaaS (Software as a Service) platform which hosts an exclusive coalition of professionally-managed online media channels. RTB’s operations primarily consisted of software development; advertising and sponsorship sales; and identifying and signing a group of select “Platform Partners” to operate on its platform. Each channel is organized around a topic and is operated by an invite only Platform Partner, typically a major media company, but also drawn from subject matter experts, reporters, and thought leaders. Platform Partners publish professional content and oversee an online community for their respective channels, leveraging RTB’s proprietary, Web3-based, socially-driven, mobile-enabled, video-focused technology platform (“Platform”) engaging niche audiences within a single coalition.

Platform Partners incur the costs of content creation on their respective channels and receive a share of the revenue associated with their content, typical 50% after certain direct costs are deducted. Because of the state-of the-art technology and large scale of the Platform and the expertise in search engine optimization, user engagement, ad monetization and content distribution, Platform Partners continually benefit from ongoing technological advances and audience development expertise. While the Platform Partners benefit from these critical performance improvements, they may also save substantial technology, infrastructure, advertising sales, member marketing and management costs.

RTB operates websites at thestreet.com/crypto, RoundtableSports.io, TheHockeyNews.com, Roundtable.io, MissWorld.com, rtb.MissWorld.com, and others. The information contained on the official website of RTB (RTB.io) and information about RTB on any other personal, viral, social network informational websites or software applications, do not constitute part of this report or future reports or schedules filed with the Securities and Exchange Commission (“SEC”) or other state securities regulatory bodies.

RTB’s strategy includes acquiring related online media, publishing and technology businesses by merger or acquisition that management believes will expand the scale of unique users interacting on the RTB technology platform. RTB believe that with an increased scale in unique users, RTB will be able to obtain improved advertising terms and grow advertising revenue.

The Platform

The proprietary online publishing, community, and video platform provides the Platform Partners (who are third parties producing and publishing content typically on their own domains), and individual creators contributing content to the RTB owned and operated sites (“Expert Contributors”), the ability to produce and manage editorially focused content through tools and services provided by RTB. RTB has also developed proprietary advertising technology, techniques and relationships that allows RTB, the Platform Partners, and the Expert Contributors to monetize editorially focused online content through various display and video advertisements and other monetization services (the “Monetization Solutions” and, together with the Platform, the “Platform Services”).

The Platform is comprised state-of-the-art publishing tools, video services, social/community engagement features, content distribution channels, newsletter technology, content recommendations, notifications, white-label apps for iOS and Android, and other technology that delivers a complete set of features to drive a digital media business upon an entirely cloud-based suite of services. The software engineering and product development teams of RTB are experienced at delivering these services at scale. RTB continues to develop the Platform software by combining proprietary code with components from the open-source community, plus select commercial services, as well as identifying, acquiring, and integrating other platform technologies where RTB see unique long-term benefits to us.

The Platform Services include:

●	Content management, content recommendations, and traffic redistribution;

●	Hosting and bandwidth;

●	Secure, blockchain-based storage of user data and content;

●	Video publishing, hosting, and player solution;

●	Community/social features, including ability for users to post text, images & videos; video threads; “likes”, comments and @mentions; reporting and moderation tools including AI-based moderation and spam control; user reputation and gamification;

●	Native iOS and Android mobile Apps, with in-app notifications and white-label capability for major brands;

●	Real-time reporting as well as integration with Google Analytics;

●	User account management with multi-level access controls;

●	Content and user account migration to the Platform, including text, images, videos, emails and membership data;

●	Technical support team to support the Platform Partners and staff (if applicable) on the Platform;

●	Advertising serving, trafficking/insertion orders, yield management, reporting and collection;

●	Ability to pay Platform Partners via crypto;

●	Various integrations to enable syndication of content e.g., MSN, Yahoo, Apple News, Google News and RSS feeds; and

●	Other features, as they may be added to the Platform from time to time.

Platform Partners Business Model

Platform Partners use the Platform Services to produce, manage, host and monetize their content in accordance with the terms and conditions of partner agreements between each of the Platform Partners and RTB (the “Partner Agreements”). The Platform Partners incur the costs with respect to creating their content; thus, not requiring expenditures by RTB. Pursuant to the Partner Agreements, RTB and the Platform Partners split revenue generated from the Platform Services used in connection with the Platform Partner’s content based on certain criteria. Criteria include whether the revenue was from digital advertising sales, was generated by the Platform Partner or RTB, was generated in connection with a subscription or a membership, was generated from syndicating or third party licensing, or was derived from affiliate links.

Subject to the terms and conditions of each Partner Agreement and in exchange for the Platform Services, the Platform Partners grant RTB, for so long as the Platform Partner’s assets are hosted on the Platform, (i) the right to use, host, store, cache, reproduce, publish, publicly display, distribute, transmit, modify, adapt and create derivative works of the content provided by the Platform Partner to provide, maintain and improve the Platform Services; (ii) use, publicly display, distribute and transmit the name, logo, and trademarks of the Platform Partner to identify them as users of the Platform Services; (iii) exclusive control of ads.txt with respect to the Platform Partner’s domains; and (iv) with some exceptions, the exclusive right to include the Platform Partner’s website domains and related URLs in a consolidated listing assembled by third party measurement companies such as comScore, Nielsen or other similar measuring services selected by RTB. As such, the Platform serves as the primary digital media and social platform with respect to each of the Platform Partners’ website domains during the applicable term of each Partner Agreement.

The Role of Bitcoin and Cryptocurrency: Fuel for Growth

RTB believes that it can reduce the typical waiting period that a Platform Partner would have to receive revenue from the current industry typical time period of 30-90 days to a practically instantaneous transfer through the establishment of “liquidity pools” that would allow the swapping of ad revenue receivables for BTC or stablecoins. As currency accumulates in RTB “liquidity pool”, it will be used as “growth collateral” to back up revenue guarantees offered to major media partners recruited to utilize the platform. Since these guarantees are based on existing advertising and sponsorship revenues, and RTB expects to outperform the partners’ prior top-line monetization, RTB also expects the treasury to continue growing. The sequence looks like this:

1.	Media partners/publishers generate ad inventory on their online properties;

2.	Major brands purchase ads, paying us using “fiat” or traditional currencies;

3.	We then convert this revenue to Bitcoin, stablecoins or other currencies;

4.	Publishers receive (typically) 50% of this as revenue sharing; and

5.	The remaining 50% is added to RTB’s liquidity pool.

In the near future it is anticipated that publishers will be given the option to withdraw their earnings immediately and directly via cryptocurrency transfer. RTB believes this feature will provide an additional competitive advantage.

RTB does not issue, mine or lend cryptocurrency, and crypto trading activity is limited to risk management within its treasury holdings.

Corporate Information

Our principal executive offices are located at 3111 Camino Del Rio North, Suite 400, San Diego, CA 92108. Our telephone number is (855) 201-1613. The address of our website is www.ryvyl.com. The inclusion of our web address in this Report does not include or incorporate by reference the information on our website into this Report.

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

Risks Related to Our Business and Industry

Our financial situation creates doubt whether we will continue as a going concern if the merger is not completed.

As described in the notes to our consolidated financial statements included in this Report for the years ended December 31, 2025, and 2024, there is a substantial doubt about our ability to continue as a going concern. For the year ended December 31, 2025, we had a net loss of $17.5 million, and as of December 31, 2025, we had an accumulated deficit of $196.9 million. Also, until recently, we had relied on the repatriation of profits from our European subsidiaries to cover some of our critical operating expenses, which we are no longer able to do following the sale of our wholly owned subsidiary, Ryvyl EU, effective June 1, 2025. As a result, management has determined that our cash balance as of December 31, 2025, will not be sufficient to fund our operations and capital needs for the next 12 months from the date of this Report. These conditions raise substantial doubt about our ability to continue as a going concern.

The foregoing assessment does not take into account the effect on our financial condition of the merger with RTB. Even with the consummation of the merger, at this time there can be no assurances that we with our current business or our combined business will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will need to raise additional working capital. No assurance can be given that additional financing will be available, or if available, that we will be able to secure any such financing on acceptable terms. If adequate working capital is not available, we may be forced to discontinue operations.

The merger with RTB could materially and adversely affect the business and operations of Ryvyl.

Prior to the effective time of the merger and even as a result of the merger if it is consummated, some customers, potential customers, or vendors of Ryvyl may delay or defer decisions regarding whether to do business or continue to do business with Ryvyl, which could materially and adversely affect the revenues or potential revenues, earnings or potential earnings, cash flows, expenses, and prospects of the Ryvyl business, regardless of whether the merger is completed.

Further, the pursuit of the merger and the preparation for the integration in connection therewith may place a burden on Ryvyl’s management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on each company’s business, financial condition, and results of operations.

There is no assurance Ryvyl will be able to successfully enter the digital asset space or enhance its current business plan.

As a result of the sale of Ryvyl EU and the loss of Ryvyl’s businesses under their European segment in June 2025, Ryvyl’s management sought to acquire or combine with another business that Ryvyl considered as having complementary technology and ultimately determined to conclude the Merger Agreement with RTB. Management and the board of directors believes that the merger with RTB will enhance its current business and bring additional business opportunities. There are no assurances, however, that Ryvyl will close the merger or that the merger will result in a significant benefit to Ryvyl. If Ryvyl is unable to successfully enter the digital asset space or enhance its current business plan through its merger with RTB, Ryvyl will continue to operate its business in North America. The continuing Ryvyl business may be limited and unable to sustain the financial requirements of the business of Ryvyl as they existed at the end of 2025.

Low or changing demand for new products and the inability to develop and introduce new products at favorable margins could adversely impact our performance and prospects for future growth.

Ryvyl believes that our competitive advantage is due in part to our ability to develop and introduce new Ryvyl products in a timely manner at favorable margins. The uncertainties associated with developing and introducing new products, such as market demand and costs of development and production, may impede the successful development and introduction of new products on a consistent basis. Introduction of new technology may result in higher costs to us than that of the technology replaced. That increase in costs, which may continue indefinitely or until increased demand and greater availability in the sources of the new technology drive down its cost, could adversely affect our results of operations. Market acceptance of the new products introduced in recent years and scheduled for introduction in future years may not meet sales expectations due to various factors, such as the failure to accurately predict market demand, end-user preferences, evolving industry standards, or the emergence of new or disruptive technologies. Moreover, the ultimate success and profitability of the new products may depend on our ability to resolve technical and technological challenges in a timely and cost-effective manner. Our investment in productive capacity and in our commitment to fund advertising and product promotions in connection with these new products could erode profits if those expectations are not met.

The payments technology industry is highly competitive and highly innovative, and some of Ryvyl’s competitors have greater financial and operational resources than Ryvyl, which may give them an advantage with respect to the pricing of services offered to customers and the ability to develop new and disruptive technologies.

Ryvyl currently operates in the payments technology industry, which is highly competitive and highly innovative. In this industry, our primary competitors include other payment processors, credit card processing firms, third-party card processing software institutions, as well as financial institutions, ISOs, and payment facilitators. Some of our current and potential competitors may be larger than we are and have greater financial and operational resources or brand recognition than we have. Competitors may provide payment processing services to merchants at lower margins or at a loss in order to generate banking fees from such merchants. It is also possible that larger financial institutions could decide to perform some or all of the services that we currently provide or could provide in the future in-house. Ryvyl is facing increasing competition from competitors, including new entrant technology companies, who offer certain innovations in payment methods. Some of these competitors utilize proprietary software and service solutions. Some of these competitors have significant financial resources and robust networks and are highly regarded by consumers. In addition, some competitors, such as private companies or startup companies, may be less risk averse than we are and, therefore, may be able to respond more quickly to market demands. These competitors may compete in ways that minimize or remove the role of traditional card networks, acquirers, issuers and processors in the digital payments process. If these competitors gain a greater share of total digital payments transactions, it could have an adverse effect on our business, financial condition, results of operations and cash flows.

Ryvyl could face substantial competition, which could reduce our market share and negatively impact our net revenue.

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

Litigation may adversely affect our business, financial condition, and results of operations.

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

We rely on information technology networks and systems, including the internet, to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, billing, and operating data. Ryvyl may purchase some of our information technology from vendors, on whom our systems will depend, and we rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of confidential operator and other customer information. We depend upon the secure transmission of this information over public networks. Our networks and storage applications could be subject to unauthorized access by hackers or others through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it will be difficult to anticipate or immediately detect such incidents and the damage they cause. Any significant breakdown, invasion, destruction, interruption, or leakage of information from our systems could harm our business.

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

Our systems and operations and those of our service providers and partners have experienced from time to time, and may experience in the future, business interruptions or degradation of service because of distributed denial of-service and other cyberattacks, insider threats, hardware and software defects or malfunctions, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, public health crises (including pandemics), power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. The frequency and intensity of weather events related to climate change are increasing, which could increase the likelihood and severity of such disasters as well as related damage and business interruption. A catastrophic event that could lead to a disruption or failure of our systems or operations could result in significant losses and require substantial recovery time and significant expenditures to resume or maintain operations. Further, some of our systems are not fully redundant and any failure of these systems, including due to a catastrophic event, may lead to operational outages or delays. While we try to mitigate risks from outages or delays, any planning and testing may not be effective or sufficient for all possible outcomes or events. As a provider of payments solutions, we are also subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and rigorous testing of such plans, which may be costly and time-consuming to implement, and may divert our resources from other business priorities. Any of the foregoing risks could have a material adverse impact on our business, financial condition, and results of operations.

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

Our services are based on software and computing systems that may encounter development delays, and the underlying software may contain undetected errors, viruses, defects or vulnerabilities. The hardware infrastructure on which our systems run may have a faulty component or fail. Defects in our software services, underlying hardware or errors or delays in our processing of digital transactions could result in additional development costs, diversion of technical and other resources from our other development efforts and could result in loss of credibility with current or potential customers, harm to our reputation and exposure to liability claims. In instances in which we rely on third party software, our services are occasionally affected by defects, viruses, vulnerabilities, security incidents or other failures that take place at the vendor level. Depending on the circumstances, a vendor failure could cause delays, disruption or data loss or damage, and therefore cause harm to our credibility, reputation or financial condition. In addition, our insurance may not be adequate to compensate us for all losses or failures that may occur.

Privacy regulation is an evolving area and compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to service our clients and market our products and services.

Because we are a service provider to banking partners who store, process and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters. While we believe we are currently in compliance with applicable laws and regulations, many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.

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

Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other data-privacy-related matters, even if unfounded, could harm our financial condition, and operating results. Our policies and practices may change over time as expectations regarding privacy and data change. The services we help facilitate through our acquiring partners involve the storage and transmission of proprietary information, and bugs, theft, misuse, defects, vulnerabilities in those services, and security breaches expose us to a risk of loss of this information, improper use and disclosure of such information, litigation, and other potential liability. Systems and control failures, security breaches and/or inadvertent disclosure of user data could result in government and legal exposure, seriously harm our business, and impair our ability to attract and retain customers. We may experience cyber-attacks and other attempts to gain unauthorized access to our systems.

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

We are susceptible to intellectual property lawsuits that could cause us to incur substantial costs, pay substantial damages, or prohibit us from distributing our products. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which later may result in issued patents that our products may infringe. If any of our products infringe a valid patent, we could be prevented from distributing that product unless and until we obtain a license or redesign it to avoid infringement. A license may not be available or may require us to pay substantial royalties. We also may not be successful in any attempt to redesign the product to avoid any infringement. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate, and we may not have the financial and human resources to defend ourselves against any infringement suits that may be brought against us.

We may employ individuals who were previously employed by companies that are developing similar products and technology, including our competitors or potential competitors. To the extent our employees are involved in research areas which are similar to those areas in which they were involved with their former employers, we may be subject to claims that such employees and/or we have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against such claims, which could result in substantial costs and be a distraction to management and which may have a material adverse effect on us, even if we are successful in defending such claims.

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

If we cannot keep pace with technological developments to provide new and innovative products and services, the use of our products and services and, consequently, our revenues, could decline.

Technological changes impact the industries in which we operate, including payment technologies, internet browser technologies, artificial intelligence and machine learning. We expect that new technologies applicable to the industries in which we operate will continue to emerge and may be superior to, or otherwise render obsolete, the technologies we currently use in our products and services. We cannot predict the effects of technological changes on our business and whether or not technological developments or innovations will become widely adopted. Developing and incorporating new technologies into new and existing products and services may require significant investment, take considerable time for development and adoption, require new regulatory compliance, and may not ultimately be successful. We may rely on third parties for the development of and access to new or evolving technologies. These third parties may restrict or prevent our access to, or utilization of, those technologies, as well as their platforms or products. Our ability to develop, provide or incorporate new technologies and adapt our existing products and services or develop future and new products and services using new technologies may be limited or restricted by industry-wide standards, platform providers, payments networks, changes to laws and regulations, changing customer expectations, third-party intellectual property rights, and other factors. If we are unable to develop and incorporate new technologies and adapt to technological changes and evolving industry standards in a timely or cost-effective manner, our business, results of operations, or reputation could be harmed.

As a public company, we have to bear the cost of public reporting under SEC requirements, Nasdaq compliance and management time and effort.

As a public company, we incur significant legal, accounting, and other expenses that are not usually incurred by a private company, including the costs associated with public company reporting requirements and Nasdaq compliance. The Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls, corporate governance practices, and minimum stockholder equity requirements. Further, in July 2010, the DoddFrank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted that enhanced the corporate governance and executive compensation related provisions that public companies must follow. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations resulting in additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations. As a general matter, we anticipate that in the future there will be further regulations and disclosure obligations on public companies. As regulation evolves, we will need to devote additional time and financial resources to comply with new compliance programs and rules.

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations made it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs in the future to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified people to serve on our board of directors, our committees of the board of directors, and as executive officers.

If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, the Ryvyl common stock could be delisted from Nasdaq.

Our common stock is currently listed on Nasdaq. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. In the past, we have received deficiency notices due to our inability to meet various of the listing requirements, including the minimum stockholders’ equity requirement and the minimum closing bid price. There can be no assurances that we will be able to comply with the applicable listing standards of Nasdaq. As of the date of this report, we are in compliance with the Nasdaq listing requirements, and if the merger is consummated, it is anticipated that the combined company will continue to be in compliance with the Nasdaq listing requirements.

If Ryvyl is not able to maintain its compliance with the listing requirements of the Nasdaq Stock Market, then the common stock of Ryvyl will be subject to delisting. In the event that the Ryvyl common stock is delisted from Nasdaq and is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market established for unlisted securities, such as the OTC Markets. This would be a material breach of the Merger Agreement, and RTB and Ryvyl would have to determine if continuing the merger would be practical in light of the change in listing of the common stock.

In the event that the Ryvyl common stock is delisted from Nasdaq, U.S. broker-dealers may be discouraged from effecting transactions in shares of the Ryvyl common stock because it may be considered a penny stock and thus be subject to the penny stock rules.

The SEC has adopted a number of rules to regulate a “penny stock” that restricts transactions involving stock which is deemed to be a penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 5g7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or traded on Nasdaq if current price and volume information with respect to transactions in such securities is provided by the exchange or system). The Ryvyl common stock may, in the future constitute, a “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares of common stock and impede their sale in the secondary market.

A U.S. broker-dealer selling a penny stock to anyone other than an established customer or “accredited investor”(generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to any “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

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

The trading market for the Ryvyl common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. While we currently have certain analyst coverage, if one or more of the analysts who cover us downgrade the Ryvyl common stock or publish inaccurate or unfavorable research about our business, our stock price could decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for the Ryvyl common stock could decrease, which might cause our stock price and trading volume to decline.

Sales, or the availability for sale, of substantial amounts of Ryvyl’s common stock could adversely affect the value of its common stock.

Ryvyl cannot predict the effect, if any, that future sales of its common stock, or the availability of its common stock for future sales, will have on the market price of its common stock. Sales of substantial amounts of its common stock in the public market and the availability of shares for future sale could adversely affect the prevailing market price of its common stock. This in turn could impair Ryvyl’s future ability to raise capital through an offering of its equity securities.

Ryvyl is a “non-accelerated filer” and a “smaller reporting company” for SEC filing purposes and it cannot be certain if the reduced disclosure requirements applicable will make Ryvyl’s common stock less attractive to investors.

For so long as Ryvyl remains a ‘non-accelerated filer” it may take advantage of certain exemptions from various requirements that are applicable to public companies that are not ‘non-accelerated filers,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in Ryvyl’s periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find Ryvyl’s common stock less attractive because Ryvyl relies on these exemptions. If some investors find Ryvyl’s common stock less attractive as a result, there may be a less active trading market for Ryvyl’s common stock, and Ryvyl’s stock price may be more volatile or may decline.

In addition, Section 107 of the JOBS Act also provides that a “smaller reporting company” can take advantage of an extended transition period for complying with new or revised accounting standards. However, Ryvyl chose to “opt out” of this extended transition period, and as a result, it intends to comply with new or revised accounting standards on the relevant dates that adoption of those standards may be required. Ryvyl’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

If shares of Ryvyl’s common stock cease to be listed on a national exchange Ryvyl’s securities will not be eligible for federal preemption rights and be subject to state “blue sky” laws which may affect Ryvyl’s capabilities of raising capital.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state. it does not know whether securities will be registered or exempt from registration under the laws of any state. If Ryvyl’s securities cease to be listed on the national exchange, a determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for Ryvyl’s common stock. Registering or qualifying shares with states can be time consuming. Compliance and regulatory costs may vary from state to state and may adversely affect future financings and Ryvyl’s ability to raise capital.

If Ryvyl’s common stock is delisted from a national exchange some institutional investors may not be allowed to purchase Ryvyl’s shares and may be required to liquidate their current positions in Ryvyl’s stock which could negatively affect the price and volatility of Ryvyl’s shares.

Institutional investors may be restricted by their investment policies from investing in shares of companies that are not listed on a national exchange and may be required to liquidate their positions if Ryvyl’s securities are delisted from a national exchange. Liquidations, should they occur, may increase volatility and cause wide fluctuations and further declines in the prices of Ryvyl’s securities.

Ryvyl does not intend to pay dividends for the foreseeable future and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of Ryvyl’s common stock.

Ryvyl has never declared or paid any dividends on Ryvyl’s common stock. Ryvyl intends to retain any earnings to finance the operation and expansion of Ryvyl’s business, and it does not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in Ryvyl’s common stock if the market price of Ryvyl’s common stock increases.

Future sales and issuances of Ryvyl’s equity securities or rights to purchase Ryvyl’s equity securities, including pursuant to Ryvyl’s equity incentive plans, would result in dilution of the percentage ownership of Ryvyl’s stockholders and could cause Ryvyl’s stock price to fall.

To the extent Ryvyl raises additional capital by issuing equity securities, Ryvyl’s stockholders may experience substantial dilution. Ryvyl may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner it determines from time to time. If Ryvyl sells common stock, convertible securities or other equity securities in more than one transaction, investors may be diluted by subsequent sales. Such sales may also result in material dilution to Ryvyl’s existing stockholders, and new investors could gain rights superior to existing stockholders.

The public market for Ryvyl’s common stock has been volatile. This volatility may affect the ability of Ryvyl’s investors to sell their shares as well as the price at which they sell their shares.

Ryvyl’s per share and day-to-day trading prices have often been volatile. This volatility may continue or increase in the future. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. Those broad market fluctuations may adversely affect the market price of Ryvyl’s common stock.

Ryvyl has the right to issue shares of preferred stock. If it was to issue preferred stock, it is likely to have rights, preferences and privileges that may adversely affect the common stock.

Ryvyl is authorized to issue 4,930,000 shares of preferred stock of which there are 50,000 shares issued and outstanding designated as the Series C Preferred Stock. The preferred stock of Ryvyl is characterized as “blank check” preferred stock, which means that the board of directors has the discretion without shareholder approval to set the rights and preferences of series of preferred stock. As such, Ryvyl’s board of directors is empowered to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the preferred stock. No shares of preferred stock are presently issued and outstanding and it has no immediate plans to issue shares of preferred stock. The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could adversely reduce the voting rights and powers of the common stock and the portion of Ryvyl’s assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of Ryvyl’s common stock. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of Ryvyl, to the detriment of the holders of Ryvyl’s common stock. Ryvyl cannot assure you that it will not, under certain circumstances, issue shares of Ryvyl’s preferred stock.

Risks Related to the Merger with RTB

The pro rata portion of the Merger Shares is not adjustable based on the market price of Ryvyl common stock or cash assets of RTB, so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.

The Merger Agreement has set the exchange ratio formula for the RTB common stock to be exchanged for Ryvyl common stock, and the exchange ratio is based on the fully-diluted outstanding common stock of RTB and the fully-diluted outstanding common stock of Ryvyl, after taking into account each company’s outstanding options and warrants, irrespective of the exercise prices of such options and warrants, and Ryvyl’s and RTB’s net cash balances, in each case immediately prior to the closing of the merger.

The exchange ratio formula in the Merger Agreement counts all warrants and options regardless of their exercise price. This means that warrants with exercise prices significantly above the current market price are included in the fully diluted share count, which affects the exchange ratio calculation.

There are additional securities being assumed by Ryvyl, that if converted or exercised for the common stock of Ryvyl will dilute all the shareholders of Ryvyl immediately after the merger is consummated. These securities include certain warrants that may be outstanding, certain convertible debt principal and interest due thereon, and the assumption of outstanding equity compensation plans of RTB.

The relative ownership position of our stockholders will be diluted as a result of the Merger.

The merger will dilute the ownership position of our existing stockholders. Immediately following the closing of the transactions contemplated by the Merger Agreement and without taking into account certain additional shares of common stock issued and to be issued upon the various assumed securities, (i) the aggregate number of shares of common stock issued to the former stockholders and other equity holders of RTB as consideration for the merger is expected to represent approximately 84.85% of the outstanding equity interests of the combined companies, and (ii) the Ryvyl equity holders as of immediately after to the merger are expected to own approximately 15.15% of the outstanding equity interests of the combined companies. The Ryvyl stockholders, along with the RTB shareholders that hold Ryvyl common stock immediately after the merger, will experience further dilution of their ownership position as a result of the conversion of the assumed RTB convertible debt in the amount of approximately $36,960,000, that will occur after consummation of the merger, certain warrants and the issued securities previously issued under the RTB equity award plans. Consequently, our existing stockholders, as a general matter, will have less influence over our management and policies after the effective time of the Merger than they currently exercise over our management and policies.

The merger will result in changes to Ryvyl’s board of directors and management team that will affect Ryvyl’s business strategy post-merger as compared to its current business strategy.

If the parties complete the merger, the composition of Ryvyl’s board of directors and management team will change from the respective current Board and management team. The board of directors of the combined companies will be reconstituted to consist of seven (7) members, six (6) of whom will be identified by RTB prior to the closing of the merger, with Brett Moyer continuing to serve on Ryvyl’s board of directors after the closing. The new composition of Ryvyl’s board of directors and management team will affect our overall business strategy and operating decisions subsequent to the consummation of the merger. Failure to complete the merger may result in Ryvyl or RTB paying the equivalent of a termination fee or expenses to the other party and could significantly harm the market price of Ryvyl common stock and negatively affect the future business and operations of each company.

If the merger is not consummated, Ryvyl will be significantly impaired financially and may not be able to sustain its business.

If (i) RTB terminates the Merger Agreement due to a material breach by Ryvyl that is not cured, (ii) RTB terminates the Merger Agreement because Ryvyl fails to satisfy any condition to closing under Section 8.02 of the Merger Agreement rising materially from Ryvyl’s action or refusal to act, or (iii) Ryvyl breaches the Securities Purchase Agreement for the Series C Preferred Stock (together a “Material Breach Event”), then Ryvyl is required to redeem all the outstanding Series C Preferred Stock for an aggregate redemption price of $6,500,000. In addition, upon a Material Breach Event, Ryvyl will be required to issue Series C Warrants to RTB. The Series C Warrant terms include: (i) warrants for the number of shares calculated as the quotient of (a) the aggregate purchase price paid for Series C Preferred Stock ($6,500,000) divided by (b) the exercise price for the warrants, and (ii) the exercise price of the warrants to be based on the volume-weighted average price of Ryvyl’s common stock for the five trading days following public announcement of the Material Breach Event, with a floor price of $0.08 per share, and (iii) a term of five years from the date of issuance.

The payment of the redemption price would seriously reduce the ability of Ryvyl to carry on its business, unless it was able to find financing to be able to meet its obligations, which would also include the expenses of the attempted merger transaction. The issuance of the Series C Warrants would result in a significant dilution to the stockholders of Ryvyl and would likely impede the ability of Ryvyl to raise capital. Overall, the obligations under the Purchase Agreement would substantially impair the ability of Ryvyl to continue its business, locate an alternative merger candidate, and continue its listing on the Nasdaq Stock Market.

The merger may be completed even though certain events occur prior to the closing that materially and adversely affect Ryvyl or RTB. The Merger Agreement provides that either Ryvyl or RTB can refuse to complete the merger if there is a material adverse change affecting the other party between September 28, 2025, the date of the Merger Agreement, and the closing of the merger. However, certain types of changes do not permit either party to refuse to complete the merger, even if such change could be said to have a material adverse effect on Ryvyl or RTB, including:

●	General domestic and international economic, business or regulatory conditions or political conditions (including the imposition of or changes in international tariffs, sanctions, trade policies or disputes or any “trade war” and any cessation, outbreak or escalation of hostilities, any acts of war or terrorism or any other national or international calamity, crisis or emergency), or the securities, credit, financial, debt or other capital markets in general;

●	acts of God, natural disasters, calamities, disease outbreaks or pandemics;

●	any decline, in and of itself, in the market price or trading volume of Ryvyl common stock (it being understood and agreed that the facts or circumstances giving rise to or contributing to such decline may be taken into account in determining whether there has been, or would reasonably be expected to be, a Ryvyl material adverse effect, unless otherwise excluded);

●	any failure, in and of itself, by Ryvyl to meet any internal or published projections, forecasts, estimates or predictions in respect of revenues, earnings or other financial or operating metrics for any period (it being understood and agreed that the facts or occurrences giving rise to or contributing to such failure may be taken into account in determining whether there has been, or would reasonably be expected to be, a Ryvyl material adverse effect, unless otherwise excluded);

●	the execution and delivery of the Merger Agreement, the public announcement thereof, the pendency of the Merger Agreement, the impact thereof on the relationships of Ryvyl with customers, suppliers or partners or the consummation of the merger;

●	any changes after the date of the Merger Agreement not announced prior to the date of the Merger Agreement in any law applicable to the merger or GAAP; and

●	any action or omission taken by Ryvyl pursuant to the prior written request of RTB to the extent that any such event, circumstance, development, occurrence, change or effect has a materially disproportionate adverse effect on Ryvyl, taken as a whole, relative to the adverse effect such event, circumstance, development, occurrence, change or effect has on other companies operating in the industry in which Ryvyl and its Subsidiaries operate.

If adverse changes occur and Ryvyl and RTB still complete the merger, the market price of the combined company’s common stock may suffer. This in turn may reduce the value of the merger to the stockholders of Ryvyl, RTB, or both.

The market price of the common stock of the combined company following the merger may decline as a result of the merger.

The market price of combined company’s common stock may decline as a result of the merger for a number of reasons including if:

●	investors react negatively to the prospects of the combined company’s business and financial condition following the merger;

●	the effect of the merger on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or

●	the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts.

The market price of our common stock after the proposed Merger with RTB may be affected by factors different from those currently affecting our shares of common stock.

The businesses of Ryvyl, on the one hand, and of RTB, on the other hand, differ and, accordingly, the results of operations of Ryvyl subsequent to the completion of the proposed Merger and the market price of our common stock may be affected by factors different from those currently affecting the independent results of operations and market price of our common stock.

Ryvyl and RTB stockholders may not realize a benefit from the merger commensurate with the ownership dilution they will experience in connection with the merger.

If the combined company is unable to realize the strategic and financial benefits currently anticipated from the merger, Ryvyl’s and RTB’s stockholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving the expected commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the expected strategic and financial benefits currently anticipated from the merger.

We may fail to realize all of the anticipated benefits of the proposed Merger with RTB.

The success of the proposed merger with RTB, will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of Ryvyl with RTB. To realize these anticipated benefits, however, we must successfully combine the businesses of Ryvyl with RTB. If we are unable to successfully combine the businesses of Ryvyl with RTB, the anticipated benefits and any cost savings of the merger may not be realized fully or at all or may take longer to realize than expected. There is no guarantee that any cost saving or other economic benefits will occur, and we may incur unanticipated charges or make payments that were not previously contemplated.

Ryvyl and RTB have operated, and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees and the disruption of each of Ryvyl’s and RTB’s ongoing business, or inconsistencies in standards, controls, procedures, and policies that adversely affect Ryvyl’s and RTB’s ability to maintain their relationships with their respective clients, customers, and employees, which could have a negative impact on our ability to achieve the anticipated benefits of the merger. Integration efforts between the two companies may, to some extent, also divert management’s attention and resources. These integration matters could have an adverse effect on each of Ryvyl and RTB during such transition period.

During the pendency of the merger, Ryvyl and RTB may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

Covenants in the Merger Agreement impede the ability of Ryvyl and RTB to make acquisitions, subject to certain exceptions relating to fiduciary duties, as set forth in the Merger Agreement, or to complete other transactions that are not in the ordinary course of business pending completion of the merger. As a result, if the merger is not completed, the parties may be at a disadvantage to their competitors during such period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging, or entering certain extraordinary transactions, such as a merger, sale of assets, or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties, as set forth in the Merger Agreement. Any such transactions could be more favorable to such party’s stockholders than the transactions contemplated by the Merger Agreement.

Recent changes to the Nevada corporate law impose restrictions on persons acquiring a controlling interest in Ryvyl.

Certain anti-takeover provisions of Nevada law could have the effect of delaying or preventing a third-party from acquiring us, even if the acquisition arguably could benefit our stockholders.

Nevada’s “combinations with interested stockholders” statutes (NRS 78.411 through 78.444, inclusive) prohibit specified types of business “combinations” between certain Nevada corporations and any person deemed to be an “interested stockholder” for two years after such person first becomes an “interested stockholder” unless the corporation’s board of directors approves the combination (or the transaction by which such person becomes an “interested stockholder”) in advance, or unless the combination is approved by the board of directors and sixty percent of the corporation’s voting power not beneficially owned by the interested stockholder, its affiliates and associates. Further, in the absence of prior approval certain restrictions may apply even after such two year period. However, these statutes do not apply to any combination of a corporation and an interested stockholder after the expiration of four years after the person first became an interested stockholder. For purposes of these statutes, an “interested stockholder” is any person who is (1) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (2) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “combination” is sufficiently broad to cover most significant transactions between a corporation and an “interested stockholder.” A Nevada corporation may elect in its articles of incorporation not to be governed by these particular laws, but if such election is not made in the corporation’s original articles of incorporation, the amendment (1) must be approved by the affirmative vote of the holders of stock representing a majority of the outstanding voting power of the corporation not beneficially owned by interested stockholders or their affiliates and associates, and (2) is not effective until 18 months after the vote approving the amendment and does not apply to any combination with a person who first became an interested stockholder on or before the effective date of the amendment. We did not make such an election in our original articles of incorporation and have not amended our articles of incorporation to so elect.

Nevada’s “acquisition of controlling interest” statutes (NRS 78.378 through 78.3793, inclusive) contain provisions governing the acquisition of a controlling interest in certain Nevada corporations. These “control share” laws provide generally that any person that acquires a “controlling interest” in certain Nevada corporations may be denied voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights. These laws would apply to us if we were to have 200 or more stockholders of record (at least 100 of whom have addresses in Nevada appearing on our stock ledger) and do business in the State of Nevada directly or through an affiliated corporation, unless our articles of incorporation or bylaws in effect on the tenth day after the acquisition of a controlling interest provide otherwise. These laws provide that a person acquires a “controlling interest” whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the NRS, would enable that person to exercise (1) one fifth or more, but less than one third, (2) one third or more, but less than a majority or (3) a majority or more, of all of the voting power of the corporation in the election of directors. Once an acquirer crosses one of these thresholds, shares which it acquired in the transaction taking it over the threshold and within the 90 days immediately preceding the date when the acquiring person acquired or offered to acquire a controlling interest become “control shares” to which the voting restrictions described above apply. These laws may have a chilling effect on certain transactions if our articles of incorporation or bylaws are not amended to provide that these provisions do not apply to us or to an acquisition of a controlling interest, or if our disinterested stockholders do not confer voting rights in the control shares.

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

Business acquisition activity involves numerous risks, including the risks that Ryvyl may be unable to integrate the acquired business successfully and that Ryvyl may assume liabilities that could adversely affect it.

In order to transform its business, pursue strategic opportunities, and enhance stockholder value, Ryvyl entered into the Merger Agreement. Ryvyl cannot be sure the merger will result in a successful acquisition, development or launch of products that will prove to be commercially successful or will improve the long-term viability of Ryvyl’s business. General expansion of the combined company business, any acquisitions or licenses acquisitions, increasing staffing levels each and all could require the post combination company to have to raise significant capital and potentially incur significant dilution through the direct or indirect issuance of new shares of common stock. These strategic transactions involve many risks, including, but not limited to, the following:

●	difficulties in achieving identified financial revenue synergies, growth opportunities, operating synergies, and cost savings;

●	difficulties in assimilating the personnel, operations and products of RTB, and the potential loss of key employees and advisers;

●	difficulties in consolidating intellectual properties portfolios and corporate infrastructures of the respective parties;

●	Ryvyl’s inability to achieve expected revenues and gross margins for any products Ryvyl may acquire;

●	the diversion of management’s attention from other business concerns; and

●	difficulties in reorganizing, winding-down, or liquidating operations if not successful.

Business development activities require significant transaction costs, including substantial fees for investment bankers, attorneys, and accountants. Any acquisition could result in the assumption of material unknown and/or unexpected liabilities. Ryvyl also cannot provide assurance that the combined company will achieve any cost savings or synergies relating to recent or future acquisitions. Additionally, in any acquisition agreement, the negotiated representations, warranties, and agreements of the selling parties may not entirely protect Ryvyl or the combined company, and liabilities resulting from any breaches could exceed negotiated indemnity limitations. These factors could impair the future growth and ability to compete, divert resources from other potentially more profitable areas, or otherwise cause a material adverse effect on its business, financial position, and results of operations.

If Ryvyl does not successfully consummate a strategic transaction, its board of directors may decide to pursue a dissolution and liquidation of Ryvyl. In such an event, the amount of cash available for distribution to Ryvyl stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, Ryvyl’s board of directors may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to Ryvyl stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation since the amount of cash available for distribution continues to decrease as Ryvyl funds its operations while it evaluates its strategic alternatives. In addition, if the Ryvyl board of directors was to approve and recommend, and its stockholders were to approve, a dissolution and liquidation of the company, Ryvyl would be required under Nevada corporate law to pay outstanding obligations of the Company. The management will have to take into account any penalty payment that will be due if the merger transaction is not consummated because of a Material Breach by Ryvyl. As a result of this requirement, a portion of Ryvyl’s assets may need to be reserved pending the resolution of such obligations. In addition, Ryvyl may be subject to litigation or other claims related to a dissolution and liquidation of the company. If a dissolution and liquidation were pursued, the Ryvyl board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of Ryvyl common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the company.

Ryvyl is or may become a target of certain demands by individual or class action plaintiffs based on securities or derivative lawsuits in connection with the merger, which could result in substantial costs and may delay or prevent the consummation of the merger.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the relevant merger or seek monetary relief. Ryvyl and the members of the Ryvyl board of directors may be defendants in one or more lawsuits relating to the Merger Agreement and the merger and, even if such lawsuits are without merit, addressing said demand letters and defending against the pertinent claims can result in substantial costs and divert management time and resources of both Ryvyl and RTB. Ryvyl cannot predict the future development of events in connection with the demand letters, nor can it predict the outcome of any such potential lawsuits. Neither Ryvyl nor RTB is able to predict the amount of time and expense that would be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the merger could delay or prevent its consummation. In addition, the costs of defending the litigation, even if resolved in Ryvyl’s favor, could be substantial, and such litigation could distract both Ryvyl and RTB from pursuing the consummation of the merger and other potentially beneficial business opportunities relevant to the post-merger company’s business.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We have processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into our overall risk management systems, as overseen by our board of directors, primarily through its audit committee. These processes also include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. We conduct risk assessments of certain third-party providers before engagement and have established monitoring procedures in an effort to assess and mitigate potential data security exposures originating from third parties. From time to time we also engage third-party consultants, legal advisors, and audit firms in evaluating and testing our risk management systems and assessing and remediating certain potential cybersecurity incidents as appropriate.

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

Management

Under the oversight of the audit committee of the Board, and as directed by our Chief Financial Officer (“CFO”)/Interim Chief Executive Officer (“Interim CEO”), the Head of IT is primarily responsible for the assessment and management of material cybersecurity risks and the Company’s annual security audits to meet the regulatory expectations for the industry. Our management team holds a periodic cybersecurity and business continuity reviews to evaluate data security exposures, control effectiveness and necessary remediation actions.

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

Our audit committee is responsible for overseeing our cybersecurity risk, including the establishment and effectiveness of controls and other procedures related to the identification escalation, assessment and public disclosure of material cybersecurity matters. Our Head of IT, or a delegate, is responsible for day-to-day management of cybersecurity incidents and informs the CFO/Interim CEO of incidents that may potentially be determined to be material pursuant to the escalation criteria set forth in our incident response plan and related processes. The CFO/Interim CEO is primarily responsible for evaluating whether cybersecurity incidents require disclosure in our public filings and for notifying the audit committee chair of any material cybersecurity incidents and related disclosure.

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

Impact of Cybersecurity Threats

To date, our results of operations and financial condition have not been materially affected by any cybersecurity threats or incidents. However, to assess, identify, and manage material risks from cybersecurity threats, including as a result of previous cybersecurity incidents, we have invested and expect to continue to invest resources to sustain and enhance our information security and controls or to investigate and mitigate security vulnerabilities. Although we believe that we maintain a robust program of information security and controls and that none of the cybersecurity incidents that we have encountered to date have materially affected us, we cannot be certain that the security measures and procedures we have in place to detect security incidents and protect sensitive data will be successful or sufficient to counter all current and emerging risks and threats. The impact of a material cybersecurity incident involving our systems and data, or those of our clients, partners or vendors, could have a material adverse effect on our business strategy, results of operations and financial condition.

Item 2. Properties

We lease office space at three locations in the United States (California, Illinois, and Massachusetts). Our executive offices are located at 3111 Camino del Rio North, Suite 400, San Diego, California.

Item 3. Legal Proceedings

We are currently a party to, and may in the future be involved in, various litigation matters and legal claims. Refer to Note 15, Commitments and Contingencies, of this Report for further information.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “RVYL.”

Holders

As of March 31, 2026, there were 1,279,765 shares of Common Stock outstanding held by approximately 225 holders of record (not including an indeterminate number of beneficial holders of stock held in street name).

Dividends

There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Dividends are declared at the sole discretion of our Board.

Securities Authorized for Issuance under Equity Compensation Plans

The Company maintains one stock-based compensation plan, the 2023 Equity Incentive Plan (the “2023 EIP”). The 2023 EIP was adopted by our board of directors on September 11, 2023, and thereafter timely approved by our stockholders. The 2023 EIP was subsequently amended on October 15, 2024, and thereafter timely approved by our stockholders. As of April 8, 2026, there are 72,576 shares of common stock available for the grant of awards under the 2023 EIP, and of these shares 13,624 have been allocated to outstanding grant awards. Therefore, there are 58,952 unallocated shares of common stock and available for future awards.

Issuer Repurchases of Common Stock

None.

Recent Issuance of Unregistered Securities

We had no sales of unregistered securities in 2025 not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q other than following:

We issued a total of 10,629 unregistered shares of common stock for the year ended December 31, 2025. The shares were issued to vendors and consultants of the Company as compensation.

We issued 50,000 shares of preferred stock, designated as the Series C Preferred Stock, which are convertible into common stock. The shares of preferred stock were not registered in the offer and sale transaction. Additionally, the common stock underlying the Series C Preferred Stock was not registered at the time of the offer and sale of the preferred stock. Pursuant to the terms of the purchase agreement for the Series C Preferred Stock, Ryvyl may be required to issue warrants to purchase common stock if there is a default by Ryvyl under the terms of the Merger Agreement. Neither of the warrants nor the common stock underlying the warrants would be registered if issued upon an event of a default.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

	Year Ended December 31,
	2025		2024		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$11,131	100%	$18,159	100%	$(7,028)	(38.7)%
Cost of revenue	5,824	52.3%	10,766	59.3%	(4,942)	(45.9)%
Gross profit	5,307	47.7%	7,393	40.7%	(2,086)	(28.2)%

Operating expenses:
Research and development	559	5.0%	3,848	21.2%	(3,289)	(85.5)%
General and administrative	4,398	39.5%	2,975	16.4%	1,423	47.8%
Payroll and payroll taxes	5,196	46.7%	9,560	52.6%	(4,364)	(45.6)%
Professional fees	3,290	29.6%	4,254	23.4%	(964)	(22.7)%
Stock compensation expense	889	8.0%	624	3.4%	265	42.5%
Depreciation and amortization	397	3.6%	2,011	11.1%	(1,614)	(80.3)%
Impairment of goodwill	-	-	6,675	36.8%	(6,675)	(100.0)%
Impairment of intangible assets	1,828	16.4%	3,028	16.7%	(1,200)	(39.6)%
Restructuring charges	1,898	17.1%	1,636	9.0%	262	16.0%
Total operating expenses	18,455	165.8%	34,611	190.6%	(16,156)	(46.7)%
Loss from operations	(13,148)	(118.1)%	(27,218)	(149.9)%	14,070	(51.7)%

Other income (expense):
Interest expense	(1,793)	(16.1)%	(869)	(4.8)%	(924)	106.3%
Accretion of debt discount	(150)	(1.3)%	(2,259)	(12.4)%	2,109	(93.4)%
Legal settlements expense	(905)	(8.1)%	(2,064)	(11.4)%	1,159	(56.2)%
Other income (expense)	260	2.3%	(330)	(1.8)%	590	(178.8)%
Total other (expense), net	(2,588)	(23.3)%	(5,522)	(30.4)%	2,934	(53.1)%

Loss from continuing operations before income taxes	(15,736)	(141.4)%	(32,740)	(180.3)%	17,004	(51.9)%
Provision for income taxes	318	2.9%	390	2.1%	(72)	(18.5)%
Net loss from continuing operations	(16,054)	(144.2)%	(33,130)	(182.4)%	17,076	(51.5)%
(Loss) income from discontinued operations, net of tax	(1,472)	(13.2)%	6,305	34.7%	(7,777)	(123.3)%
Net loss	$(17,526)	(157.5)%	$(26,825)	(147.7)%	$9,299	(34.7)%

Revenue

Historically, the Company generated the majority of its revenue from the acceptance and processing of credit and debit card payments on behalf of merchants that operate principally online. Such revenue was generated from fees charged based on a percentage of the value of each transaction processed and/or upon fixed amounts specified in each transaction or service. Following the sale of the Company’s wholly owned subsidiary, Ryvyl EU, effective June 1, 2025, the Company now primarily generates revenue from fees earned from payment processing transactions where the Company arranges for the delivery of those services to the merchant by a payment processor and from banking services, which primarily include incoming and outgoing ACH and wire transfer transactions. For revenue earned from arranging for the delivery of payment processing services to merchants by a payment processor, the Company typically charges specified fees on a per transaction basis, a percentage share of the transaction amount, or a combination of both. For banking services transactions, the Company typically charges specified fees on a per transaction basis, which may vary from customer to customer.

Total revenue for the year ended December 31, 2025, decreased by $7.0 million, or 38.7%, compared to the year ended December 31, 2024. The decrease in revenue was primarily driven by the previously disclosed loss of revenue associated with the Company’s discontinuation of its QuickCard product during the first quarter of 2024.

Cost of Revenue

Cost of revenue primarily consists of various fees charged by payment processors, fees paid to Independent Sales Organization partners (ISOs), and fees paid to banks for banking transactions. Total cost of revenue for the year ended December 31, 2025, decreased by $4.9 million, or 45.9%, compared to the year ended December 31, 2024. The decrease in consolidated cost of revenue is consistent with the decline in revenue primarily associated with the QuickCard product transition, as discussed above.

Operating Expenses

Operating expenses for the year ended December 31, 2025, decreased by $16.2 million, or 46.7%, compared to the year ended December 31, 2024. The decrease was primarily driven by the following:

●	Research and development expenses decreased by $3.3 million or 85.5%, primarily due to the completion of the development of the NEMS Core platform and no new major projects in 2025.

●	General and administrative expenses increased by $1.4 million, or 47.8%, primarily due to impairments recorded during the year on the ROU asset related to one of the Company’s operating leases.

●	Payroll and payroll taxes decreased $4.4 million, or 45.6%, primarily due to reductions in force during the year to better align with the Company’s reduced operations following the discontinuation of the QuickCard product and sale of Ryvyl EU, effective June 1, 2025.

●	Professional fees decreased $1.0 million, or 22.7%, primarily due to lower legal, audit, accounting advisory, and financial statement audits and tax services fees.

●	Depreciation and amortization decreased $1.6 million or 80.3%, primarily due to lower amortization expense following the impairment of the majority of the Company’s remaining intangible assets during the year.

●	Impairment of goodwill and intangible assets decreased $7.9 million, or 81.2%, primarily due to the full impairment of the Company’s goodwill and customer relationships intangible assets of $6.7 million and $3.0 million, respectively, during 2024, partially offset by the impairment of the Company’s internal-use software intangible asset of $1.8 million during 2025.

Restructuring charges increased $0.3 million, or 16%, primarily due to severance and termination benefits incurred in connection with additional reductions in force during 2025, as part of management’s efforts to better right size the Company’s cost structure following the discontinuation of the QuickCard product and the sale of Ryvyl EU, effective June 1, 2025.

Other Expense, Net

Other expense, net for the year ended December 31, 2025, decreased $2.9 million, or 53.1%, compared to the year ended December 31, 2024. This decrease was primarily driven by the following:

●	Interest expense increased $0.9 million, or 106.3%, primarily due to interest incurred on the note payable secured by the Company on January 23, 2025, which was subsequently retired during the second quarter of 2025.

●	Accretion of debt discount decreased by $2.1 million, or 93.4%, due to the write-off of a majority of the remaining unamortized discount on the convertible note due to its early retirement during the first half of 2025.

●	Legal settlements decreased $1.2 million or 56.2%, due to lower legal settlements activity during 2025.

●	Other income, net was $0.3 million for the year ended December 31, 2025, compared to other expense, net of $0.3 million during the year ended December 31, 2024. The year-over-year change was primarily driven by derecognition expense on conversion of convertible debt, which improved from an expense of $0.6 million for the year ended December 31, 2024, to a gain of $0.2 million for the year ended December 31, 2025, primarily due to the Company’s early retirement of its convertible note during the first half of 2025.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated working capital at December 31, 2025, was $1.1 million, which included cash of $7.4 million and a negligible amount of restricted cash. Historically, the Company has financed its operations with proceeds from cash from operations, the sales of equity securities, and proceeds from its $100 million Note issued in November 2021. Our material liquidity needs principally relate to working capital requirements.

As further described in section titled “Going Concern” under Note 2, Summary of Significant Accounting Policies, since the first quarter of 2024, the Company’s liquidity has been adversely impacted by the loss of revenues stemming from the discontinuation of its QuickCard product. As also noted therein, through the first quarter of 2025, the Company had relied on the repatriation of profits from its European subsidiaries to cover some of its critical operating expenses, which it is no longer able to do following the sale of Ryvyl EU, effective June 1, 2025. Additionally, the Company’s remaining businesses continue to generate operating losses, which is expected to continue to occur for at least the next 12 months. Due to these developments, management has determined that its cash balance as of December 31, 2025, will not be sufficient to fund the Company’s operations and capital needs for the next 12 months from the date of this Report. The Company’s ability to successfully address its liquidity shortfall is contingent upon the successful execution of management’s intended remediation plan over the next twelve months, which include, but are not limited to the following:

●	raising additional capital through a variety of means, including private and public equity offerings and debt financings. The Company recently executed multiple successful capital raises in July 2025 and October 2025, and continues to be actively engaged in discussions with multiple parties for additional funding opportunities;

●	exploring strategic initiatives, including M&A opportunities; on September 28, 2025, the Company, Ryvyl Merger Sub Inc. (a Delaware corporation and wholly owned direct subsidiary of the Company (“Merger Sub”), and RTB Digital, Inc., a Delaware corporation (“RTB”), entered into an Agreement and Plan of Merger pursuant to which Merger Sub will merge with and into RTB (the “Merger”), with RTB surviving the Merger as a wholly-owned subsidiary of the Company, which is expected to close during the second quarter of 2026;

●	continued execution of its accelerated business development efforts to drive volumes in diversified business verticals with the Company’s other products; and

●	continued implementation of cost control measures to more effectively manage spending and further right-sizing the organization, where appropriate;

Management has assessed that its intended plan described above, if successfully implemented, is appropriate and sufficient to address its liquidity shortfall and to provide funds to cover operations for the next 12 months from the date of the issuance of this Report. However, there can be no assurance that we will be successful in implementing our plan, that our projections of our future capital needs will prove accurate, or that any additional funding will be available on a timely manner, on favorable terms, or be sufficient to continue our operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash Flow Activities

The following table shows cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Net cash (used in) provided by operating activities	$(23,041)	$21,191
Net cash used in investing activities	(76,350)	(1,808)
Net cash provided by (used in) financing activities	13,889	(241)
Effects of exchange rates on cash and restricted cash	904	(430)
Net (decrease) increase in cash and restricted cash	$(84,598)	$18,712

Cash Flows from Operating Activities

For the year ended December 31, 2025, net cash used in operating activities was $23.0 million, primarily due to a net loss of $17.5 million, and net outflows related to changes in accounts payable of $1.1 million and payment processing liabilities of $17.6 million. These outflows were partially offset by the change in prepaid and other current assets of $0.5 million, and non-cash adjustments, primarily, depreciation and amortization of $0.5 million, noncash lease expense of $0.9 million, stock compensation expense of $0.9 million, loss on the sale of Ryvyl EU of $6.5 million, impairment of intangible assets of $1.8 million, and restructuring charges of $1.9 million.

For the year ended December 31, 2024, net cash provided by operating activities was $21.2 million, primarily due to net inflows related to changes in prepaid and other current assets of $0.7 million, cash due from gateways of $12.7 million, accounts payable and other accrued liabilities of $3.2 million, and payment processing liabilities of $14.0 million, and non-cash adjustments, primarily, depreciation and amortization of $2.3 million, stock based compensation of $0.6 million, accretion of debt discount of $2.3 million, changes in fair value of derivative liability of $0.6 million, impairment of goodwill and intangibles of $9.7 million, and restructuring charges of $1.6 million. These inflows were partially offset primarily by a net loss of $26.8 million during the year.

Cash Flows from Investing Activities

For the year ended December 31, 2025, net cash used by investing activities was $76.4 million, primarily driven by cash transferred in connection with the sale of Ryvyl EU of $75.0 million and capitalized software development costs of $1.1 million.

For the year ended December 31, 2024, net cash used by investing activities was $1.8 million, primarily due to outflows related to capitalized software development costs of $1.8 million.

Cash Flows from Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $13.9 million, primarily driven by proceeds from the short term note payable secured on January 23, 2025 of $15.0 million, issuance of common stock in a public offering of $5.4 million, common warrant exercises of $1.5 million, and issuance of Series C convertible preferred stock of $5.0 million. These inflows were partially offset by outflows related to the repayment of the Company’s convertible note of $13.0 million. For the year ended December 31, 2024, net cash used in financing activities was immaterial.

CRITICAL ACCOUNTING ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We evaluate our estimates and assumptions on an ongoing basis based on historical experience and other factors that we believe to be reasonable under the circumstances. Our significant accounting policies are described in Note 1, Summary of Significant Accounting Policies, of this Report. Management has determined that the Company did not have any critical accounting estimates during the periods presented.

RECENT DEVELOPMENTS

Merger Agreement with RTB Digital, Inc.

Basic Merger Terms

Ryvyl and RTB entered into an Agreement and Plan of Merger, dated as of September 28, 2025 (the “Merger Agreement”), whereby RTB would combine with Ryvyl. The Merger Agreement contains the terms and conditions of the proposed business combination of Ryvyl and RTB. Under the Merger Agreement, RYVYL Merger Sub Inc., a wholly owned subsidiary of Ryvyl (“Merger Sub”), will merge with and into RTB, with RTB surviving as a wholly owned subsidiary of Ryvyl (referred to as the “merger”).

At the effective time of the merger (the “Effective Time”), certain outstanding securities of the RTB securityholders will be converted into the right to receive the Pro Rata Portion of the Merger Shares (defined terms in the Merger Agreement. In addition, Ryvyl will assume the RTB stock option plan and certain other outstanding securities which will from then be exercisable for exchangeable into Ryvyl common stock. It is anticipated that outstanding RTB warrants will have been “net” exercised prior to the closing in exchange for shares of RTB common stock in accordance with their terms and shall no longer be outstanding and shall automatically be cancelled, extinguished, and retired and shall cease to exist, provided, however, that in the event that any such RTB warrants are not so exercised, to the extent that by their terms they do not continue to represent the right to acquire securities of the Company on comparable terms to those of RTB warrants, then the parties of the Merger Agreement shall negotiate in good faith and use commercially reasonable efforts to mutually agree as promptly as practicable to such amendments the Merger Agreement as are necessary to reflect an assumption, exchange or similar accommodation for such RTB warrants, provided that such assumption, exchange or similar accommodation shall be reasonably satisfactory to each party of the Merger Agreement. Additionally, pursuant to the Merger Agreement, Ryvyl will assume the outstanding convertible notes of RTB, which after the merger will be converted into shares of the combined company.

As of January 30,2026, as a result of the merger, current holders of RTB’s common stock, and options and warrants to purchase RTB’s common stock are expected to own, or hold rights to acquire, in the aggregate of approximately 15,215,399 shares of Ryvyl common stock, representing approximately 84.85% (excluding the shares that may be issued on conversion of the RTB convertible notes) of the fully-diluted common stock of Ryvyl, which for these purposes is defined as the outstanding common stock of Ryvyl (including the shares of common stock issued in the merger), plus all options and warrants of Ryvyl outstanding immediately prior to the merger, plus all options and warrants of RTB converted into options and warrants of Ryvyl in connection with the merger (the “Fully-Diluted Common Stock of Ryvyl”), and Ryvyl’s current stockholders, option holders and warrant holders are expected to own, or hold rights to acquire, in the aggregate approximately 15.15% of the Fully-Diluted Common Stock of Ryvyl, in each case, following the Effective Time of the merger. The assumption and conversion of the RTB convertible notes after consummation of the merger will substantially reduce the foregoing percentages. Also, as a result of the merger, the Series C Preferred Stock issued by Ryvyl to RTB will be cancelled.

Business of RTB

RTB (d/b/a “Roundtable”) has developed and operates a professional SaaS (Software as a Service) platform which hosts an exclusive coalition of professionally-managed online media channels. RTB’s operations primarily consisted of software development; advertising and sponsorship sales; and identifying and signing a group of select “Platform Partners” to operate on its platform. Each channel is organized around a topic and is operated by an invite only Platform Partner, typically a major media company, but also drawn from subject matter experts, reporters, and thought leaders. Platform Partners publish professional content and oversee an online community for their respective channels, leveraging RTB’s proprietary, Web3-based, socially-driven, mobile-enabled, video-focused technology platform (“Platform”) engaging niche audiences within a single coalition.

Platform Partners incur the costs of content creation on their respective channels and receive a share of the revenue associated with their content, typical 50% after certain direct costs are deducted. Because of the state-of the-art technology and large scale of the Platform and the expertise in search engine optimization, user engagement, ad monetization and content distribution, Platform Partners continually benefit from ongoing technological advances and audience development expertise. While the Platform Partners benefit from these critical performance improvements, they may also save substantial technology, infrastructure, advertising sales, member marketing and management costs.

RTB operates websites at thestreet.com/crypto, RoundtableSports.io, TheHockeyNews.com, Roundtable.io, MissWorld.com, rtb.MissWorld.com, and others. The information contained on the official website of RTB (RTB.io) and information about RTB on any other personal, viral, social network informational websites or software applications, do not constitute part of this report or future reports or schedules filed with the Securities and Exchange Commission (“SEC”) or other state securities regulatory bodies.

RTB’s strategy includes acquiring related online media, publishing and technology businesses by merger or acquisition that management believes will expand the scale of unique users interacting on the RTB technology platform. RTB believe that with an increased scale in unique users, RTB will be able to obtain improved advertising terms and grow advertising revenue.

The Platform

The proprietary online publishing, community, and video platform provides the Platform Partners (who are third parties producing and publishing content typically on their own domains), and individual creators contributing content to the RTB owned and operated sites (“Expert Contributors”), the ability to produce and manage editorially focused content through tools and services provided by RTB. RTB has also developed proprietary advertising technology, techniques and relationships that allows RTB, the Platform Partners, and the Expert Contributors to monetize editorially focused online content through various display and video advertisements and other monetization services (the “Monetization Solutions” and, together with the Platform, the “Platform Services”).

The Platform is comprised state-of-the-art publishing tools, video services, social/community engagement features, content distribution channels, newsletter technology, content recommendations, notifications, white-label apps for iOS and Android, and other technology that delivers a complete set of features to drive a digital media business upon an entirely cloud-based suite of services. The software engineering and product development teams of RTB are experienced at delivering these services at scale. RTB continues to develop the Platform software by combining proprietary code with components from the open-source community, plus select commercial services, as well as identifying, acquiring, and integrating other platform technologies where RTB see unique long-term benefits to us.

The Platform Services include:

●	Content management, content recommendations, and traffic redistribution;

●	Hosting and bandwidth;

●	Secure, blockchain-based storage of user data and content;

●	Video publishing, hosting, and player solution;

●	Community/social features, including ability for users to post text, images & videos; video threads; “likes”, comments and @mentions; reporting and moderation tools including AI-based moderation and spam control; user reputation and gamification;

●	Native iOS and Android mobile Apps, with in-app notifications and white-label capability for major brands;

●	Real-time reporting as well as integration with Google Analytics;

●	User account management with multi-level access controls;

●	Content and user account migration to the Platform, including text, images, videos, emails and membership data;

●	Technical support team to support the Platform Partners and staff (if applicable) on the Platform;

●	Advertising serving, trafficking/insertion orders, yield management, reporting and collection;

●	Ability to pay Platform Partners via crypto;

●	Various integrations to enable syndication of content e.g., MSN, Yahoo, Apple News, Google News and RSS feeds; and

●	Other features, as they may be added to the Platform from time to time.

Platform Partners Business Model

Platform Partners use the Platform Services to produce, manage, host and monetize their content in accordance with the terms and conditions of partner agreements between each of the Platform Partners and RTB (the “Partner Agreements”). The Platform Partners incur the costs with respect to creating their content; thus, not requiring expenditures by RTB. Pursuant to the Partner Agreements, RTB and the Platform Partners split revenue generated from the Platform Services used in connection with the Platform Partner’s content based on certain criteria. Criteria include whether the revenue was from digital advertising sales, was generated by the Platform Partner or RTB, was generated in connection with a subscription or a membership, was generated from syndicating or third party licensing, or was derived from affiliate links.

Subject to the terms and conditions of each Partner Agreement and in exchange for the Platform Services, the Platform Partners grant RTB, for so long as the Platform Partner’s assets are hosted on the Platform, (i) the right to use, host, store, cache, reproduce, publish, publicly display, distribute, transmit, modify, adapt and create derivative works of the content provided by the Platform Partner to provide, maintain and improve the Platform Services; (ii) use, publicly display, distribute and transmit the name, logo, and trademarks of the Platform Partner to identify them as users of the Platform Services; (iii) exclusive control of ads.txt with respect to the Platform Partner’s domains; and (iv) with some exceptions, the exclusive right to include the Platform Partner’s website domains and related URLs in a consolidated listing assembled by third party measurement companies such as comScore, Nielsen or other similar measuring services selected by RTB. As such, the Platform serves as the primary digital media and social platform with respect to each of the Platform Partners’ website domains during the applicable term of each Partner Agreement.

The Role of Bitcoin and Cryptocurrency: Fuel for Growth

RTB believes that it can reduce the typical waiting period that a Platform Partner would have to receive revenue from the current industry typical time period of 30-90 days to a practically instantaneous transfer through the establishment of “liquidity pools” that would allow the swapping of ad revenue receivables for BTC or stablecoins. As currency accumulates in RTB “liquidity pool”, it will be used as “growth collateral” to back up revenue guarantees offered to major media partners recruited to utilize the platform. Since these guarantees are based on existing advertising and sponsorship revenues, and RTB expects to outperform the partners’ prior top-line monetization, RTB also expects the treasury to continue growing. The sequence looks like this:

1.	Media partners/publishers generate ad inventory on their online properties;

2.	Major brands purchase ads, paying us using “fiat” or traditional currencies;

3.	We then convert this revenue to Bitcoin, stablecoins or other currencies;

4.	Publishers receive (typically) 50% of this as revenue sharing; and

5.	The remaining 50% is added to RTB’s liquidity pool.

In the near future it is anticipated that publishers will be given the option to withdraw their earnings immediately and directly via cryptocurrency transfer. RTB believes this feature will provide an additional competitive advantage.

RTB does not issue, mine or lend cryptocurrency, and crypto trading activity is limited to risk management within its treasury holdings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required by this item begin on page F-1 of this Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, as amended. Our management, under the supervision and with the participation of our Interim Chief Executive Officer / Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures over financial reporting as of December 31, 2025, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f), that occurred during the year ended December 31, 2025, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of each of the Company’s executive officers and directors as of the filing date of this Report.

Name	Age	Position(s)
Executive Officers
George Oliva	64	Interim Chief Executive Officer and Chief Financial Officer and Director
Zechariah Kirscher	38	Vice President Legal

Non-Employee Directors
Brett Moyer	68	Director
Gene Jones	74	Director
Tod Browndorf	67	Director
Steven Fletcher	58	Director

Business Experience of Executive Officers

George Oliva joined the RYVYL team in October 2023 as Chief Financial Officer, has served as a Director since September 2025, and has over 30 years as a senior finance professional, with a background in corporate finance, treasury, financial planning and analysis, international tax, and strategic planning. Prior to joining RYVYL, he was Chief Financial Officer and Corporate Secretary for WiSA Technologies (“WiSA”) since 2019. Prior to WiSA, he provided financial consulting services to public and private companies nationwide. He was also a partner with Hardesty LLC, a national executive services firm. Mr. Oliva has held several interim positions with a variety of clients that included a scientific instruments business acquired by a private equity firm, a medical device manufacturer preparing for an IPO, an audio company merger and a yield improvement software company implementing a world-wide ERP system. Mr. Oliva was CFO of Penguin Computing from 2009 through 2013, where he played a leading role in guiding them through a period of rapid growth, twice making the Silicon Valley Business Journal’s list of fastest growing private companies. Prior to Penguin, he was CFO of StreamLogic, a public company doing business as Hammer Storage Solutions, where he navigated its going-private transaction. Prior to serving in such roles, Mr. Oliva was responsible for financial planning and analysis and operational support as the operations controller for Conner Peripherals and at Read-Rite Corporation, both exceeding a billion of revenue in the data storage industry. Mr. Oliva began his career in auditing with Arthur Andersen & Co., a leading public accounting firm. Mr. Oliva is a certified public accountant, currently inactive status. He earned a B.S. degree in Business Administration from U.C. Berkeley with a dual emphasis in Accounting and Finance.

Zechariah Kirscher has served on the Company’s internal legal team since May 2022, when he joined as Senior Counsel, and was later appointed VP of Legal Affairs in April 2023. Prior to joining the Company, Mr. Kirscher spent nearly a decade working in law firms in Southern California, most recently at Cooley LLP from April 2021 to May 2022 and, before that, DLA Piper (US) from September 2015 to April 2021. While at Cooley and DLA, Mr. Kirscher represented banks, lenders, private funds, and companies in primarily the venture lending space. Today, Mr. Kirscher leverages his experience with early stage companies to contribute to the growth and success of RYVYL as it seeks to transform the payments industry. Mr. Kirscher holds a Bachelor of Arts degree from the University of Wisconsin-Madison and a Juris Doctor degree from Chicago-Kent College of Law.

Business Experience of Non-Employee Directors

Brett Moyer has served as a Director since June 2025. Mr. Moyer has served as the Chief Financial Officer of Datavault AI Inc., a data sciences technology company, since December 2024. Mr. Moyer was a founder of WiSA Technologies (“WiSA”) and served as President and Chief Executive Officer of WiSA and Chairperson of its board of directors from August 2010 to December 31, 2024, at which time, it acquired Data Vault Holdings Inc.’s assets and Nathaniel T. Bradley, CEO of Daga Vault Holdings, became CEO of the newly named Datavault AI. From August 2002 to July 2010, Mr. Moyer served as president and chief executive officer of Focus Enhancements, Inc., a developer and marketer of proprietary video technology. From February 1986 to May 1997, Mr. Moyer worked at Zenith Electronics Inc. a consumer electronic company, where he had most recently been the vice president and general manager of its Commercial Products Division. Since June 2025, Mr. Moyer has also served as a member of the board of directors of Alliant International University, a private university offering graduate study in psychology, education, business management, law and forensic studies, and bachelor’s degree programs in several fields. From 2003 to December 2015, he served on the board of directors of HotChalk, Inc., a developer of software for the educational market, and from March 2007 to September 2008, he was a member of board of directors of NeoMagic Corporation, a developer of semiconductor chips and software that enable multimedia applications for handheld devices. Mr. Moyer received a Bachelor of Arts in Economics from Beloit College in Wisconsin and a Masters’s of Business Administration with a concentration in finance and accounting from Thunderbird School of Global Management.

Gene Jones previously served as RYVYL’s Interim CFO and SEC Project Advisor from March 2023 to October 2023 and collaborated with the RYVYL team to complete the 2021 and 2022 financial restatements and subsequent compliance filings. He is a partner at SeatonHill Partners, LP, a firm specializing in CFO services and project-based financial leadership. With over 35 years of experience in various executive roles, including Chief Financial Officer, Chief Operating Officer, Corporate Treasurer, and Controller, Mr. Jones has contributed to both public and private equity companies, as well as venture-funded startups. He possesses a substantial history of assisting organizations of varying sizes in areas such as financial management, information technology, human resources, risk management, and technology services. His expertise extends across several key sectors, including technology services, manufacturing and distribution, retail, restaurants, legal and engineering firms, litigation support services, and physician practice management. His primary areas of focus involve organizations undergoing transitions, particularly those facing leadership changes or requiring process remediation, as well as entities in need of emergency funding or engaged in fraud detection and investigation. Mr. Jones’s extensive background includes a decade with KPMG, where he oversaw several hundred engagements, executed over 40 mergers and acquisitions, and led the sales process for six different private equity firms. He earned an MBA from Indiana University and a Bachelor of Science in Accounting from St. Joseph’s College. He is a licensed Certified Public Accountant in Texas.

Tod Browndorf is a seasoned executive with a career spanning technology, finance, and entrepreneurship, built on a foundation of discipline, leadership, and global experience. With over three decades of leadership experience, he has founded and scaled innovative companies at the intersection of business and technology. As CEO of Coggno Inc., since 2010, Mr. Browndorf has built a leading compliance training platform that streamlines workforce training for organizations worldwide. Prior to Coggno, he founded Hirehand, a micropayment platform for companies and job seekers, and served as COO of Pacific Net Soft, where he managed operations and sales for a recruiting and contingent search firm. Earlier in his career, Mr. Browndorf was an oTC Trader with Montgomery Securities in San Francisco and a member of the New York Futures Exchange (NYFE), gaining expertise in financial markets, trading strategies, and risk management. He studied at The Hebrew University of Jerusalem and Monash University, providing him with a global perspective and a solid foundation in economics. Mr. Browndorf is also a veteran of the Isreal Defense Forces (IDF), where he served in the Combat Infatry. Mr. Browndorf’s career has focused on strategic growth, building high-performing teams, and driving innovation. Based in San Jose, California, he continues to focus on developing solutions that empower businesses and shape the future of workforce learning and development.

Steven Fletcher brings to the Board more than 20 years of experience in the investment banking industry, and he has extensive expertise with respect to debt and equity financing, strategic transactions, capital allocation, capital markets and corporate financial management, particularly in the software and digital media sectors. Since 2018, Mr. Fletcher has served as the Chief Executive Officer of technology company Explorer Parent LLC, a firm that sponsors special purpose acquisition companies (SPACs). Mr. Fletcher has been a director of Lee Enterprises, Inc. (NASDAQ: LEE) since 2020, a provider of local news with more than 350 weekly and specialty publications across 72 markets in 25 states, where he is Chairman of the Audit and Risk Management Committee, and a member of the Executive Compensation Committee. He served from 2013 to 2022 as an independent director of atVenu, a leading live event commerce platform, where he was a member of the Audit and Compensation Committees, and as an independent director of Life Signals, Inc. a healthcare technology company since November 2021. From 2003 to 2018, Mr. Fletcher was a Managing Director, Co-Head of the Digital Media Group and Head of the Software Group at GCA Savvian, a global investment bank. He was also a member of the firm’s Management Committee. From 1994 until 2002, Mr. Fletcher worked at Goldman, Sachs & Co., where he held a number of leadership roles including Head of the Private Placement Group, Head of the IT Services sector and Co-Head of the Hardware, Storage, EMS, and Internet Infrastructure sectors. He began his career at Deloitte & Touche as a CPA. Mr. Fletcher received a B.A. in Economics from UCLA and an M.B.A. from the Wharton School of the University of Pennsylvania.

Family Relationships

There are no family relationships among any of our current directors or executive officers.

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

Director Independence

As our common stock is listed on the Nasdaq Capital Market, our determination of the independence of directors is made using the definition of “independent director” contained in Nasdaq Listing Rule 5605(a)(2). As of the date of this Report, our Board of Directors has affirmatively determined that each of Mr. Jones, Mr. Moyer, Mr. Fletcher and Mr. Browndorf are “independent directors,” as that term is defined in the Nasdaq rules. Under the Nasdaq rules, our Board must be composed of a majority of “independent directors.”

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

Board Leadership Structure and Board’s Role in Risk Oversight

Our Board of Directors is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal sources of risk fall into several categories, including financial, product commercialization and cybersecurity.

The Board of Directors regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The Board of Directors regularly reviews plans, results and potential risks related to our business, growth, and strategies. Our audit committee oversees the management of financial, operational and cybersecurity risks. Our compensation committee oversees risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on our company.

Board Committees

The Board has established the following three standing committees: audit committee; compensation committee; and nominating and governance committee or nominating committee. Each of our independent directors serves on at least one committee as follows: Mr. Moyer, Mr. Fletcher, and Mr. Browndorf serve on the audit committee, with Mr. Moyer serving as chair; Mr. Browndorf and Mr. Jones serve on the compensation committee, with Mr. Jones serving as chair; and Mr. Moyer and Mr. Jones serve on the nominating and corporate governance committee, with Mr. Moyer serving as chair. Our Board has adopted written charters for each of these committees. Copies of the charters are available on our website. Our Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The audit committee is responsible for, among other matters:

●	Appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm the independence of its members from its management;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements;

●	coordinating the oversight by our Board of our code of business conduct and our disclosure controls and procedures;

●	establishing procedures for the confidential and/or anonymous submission of concerns regarding accounting, internal controls or auditing matters;

●	overseeing and making applicable determinations under the Company’s Executive Compensation Clawback Policy;

●	reviewing and approving related-person transactions; and

●	assessing, identifying, and managing material risks from cybersecurity threats .

The Board has reviewed the independence of our directors based on the listing standards of Nasdaq. Based on this review, the Board has determined that Mr. Moyer, Mr. Fletcher, and Mr. Browndorf all meet the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 and Nasdaq rules. The Board has determined that Mr. Moyer and Mr. Fletcher qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Nominating Committee

The purpose of the nominating committee is to assist the Board of Directors in identifying qualified individuals to become board members, in determining the composition of the board, and evaluating director compensation.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of the Company’s Common Stock to file reports relating to their ownership and changes in ownership of our Common Stock with the SEC. Based on a review of Forms 3, 4 and 5 and any amendments thereto filed with the SEC and stockholder reports from our transfer agent and written representations that no other reports were required, during the fiscal year ended December 31, 2025, our officers, directors and 10% or more stockholders complied with all Section 16(a) filing requirements applicable to them, except that (i) Mr. Errez filed three late Form 4s covering a total of eleven transactions; (ii) Mr. Nisan filed four late Form 4s covering a total of ten transactions; (iii) Mr. Kirchser filed two late Form 4s covering two transactions; (iv) Mr. Oliva filed one late Form 4 covering a total of one transaction; and (vi) Mr. Montoya filed one late Form 4 covering a total of one transaction. The Company has requested all Section 16(a) officers provide power of attorney to the in-house legal team to ensure timely approvals and filing of Section 16(a) reports and has implemented an equity management software as of the first quarter of 2025 to assist with timely recording and reporting.

Insider Trading Policy

It is the policy of the Ryvyl that no director, officer or other employee may engage in hedging transactions involving any securities of the company they hold, including those granted through employee equity awards. Additionally, pledging transactions involving company securities held are prohibited other than with review and preapproval, if appropriate, by the designated compliance officer. In addition, no director, officer or other employee of Ryvyl who is aware of material nonpublic information related to the company may, directly or indirectly, through family members or other persons or entities:

●	engage in transactions in the securities of the company (except with respect to a net exercise of stock options grant pursuant to the company’s equity plans, the withholding of restricted stock necessary to satisfy tax withholding requirements upon vesting and the purchase from or sale to the company of securities of the company);

●	recommend that any other person engage in transactions in the securities of the company;

●	disclose material nonpublic information to persons within the company whose jobs do not require them to have that information or to persons outside of the company, including, but not limited to, family, friends, business associates, investors and expert consulting firms, unless such disclosure is made in accordance with the company’s policies regarding the protection or authorized external disclosure of information regarding the company; or

●	assist anyone engaged in the above activities.

In addition, it is the policy of Ryvyl that no director, officer or other employee who, in the course of working for Ryvyl, learns of material nonpublic information about a company with which the company does business, including a customer or supplier of the company, may trade in that company’s securities until the information becomes public or is no longer material.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes information for the fiscal years ended December 31, 2025, and 2024, concerning the compensation awarded to, earned by, or paid to, our Interim Chief Executive Officer/Chief Financial Officer (Principal Executive Officer) and our two most highly compensated executive officers (collectively, “Named Executive Officers”). Our Named Executive Officers in 2025 were Mr. Nisan, Mr. Errez, and Mr. Oliva.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Ben Errez	2025	$266,000	$-	$322,197	$-	$455,439	$1,043,636
Chairman/EVP (3)	2024	399,010	-	29,959	-	114,633	543,602

Fredi Nisan	2025	363,191		322,197	-	159,046	844,435
CEO/Director (4)	2024	399,000	-	29,959	-	113,070	542,029

Min Wei	2025	-	-	-	-	-	-
COO (5)	2024	190,183	-	-	-	188,057	378,240

George Oliva	2025	375,000	-	214,880	-	69,776	659,656
Interim CEO/CFO (6)	2024	320,000	-	-	-	46,751	366,751

(1)	Represents the aggregate grant date fair value of restricted stock and stock option awards calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation (“ASC 718”). These amounts do not necessarily correspond to the actual value that may be recognized by the holder. Refer to Note 1, Summary of Significant Accounting Policies, of this Report for a description of the assumptions used in determining the grant date fair values of these awards.

(2)	All other compensation includes Company paid healthcare insurance premiums, compensation for board memberships, and 401(k) match. For Messrs. Errez, Nisan, and Wei, all other compensation also includes severance compensation.

(3)	Mr. Errez retired in August 2025. The compensation amounts discussed in the above table reflect those earned and paid through the date of retirement.

(4)	Mr. Nisan retired in October 2025. The compensation amounts discussed in the above table reflect those earned and paid through the date of retirement.

(5)	Mr. Wei resigned in June 2024. The compensation amounts discussed in the above table reflect those earned and paid through the date of resignation.

(6)	Mr. Oliva has served as the CFO of Ryvyl during the periods reported upon and was appointed additionally as the Interim CEO in November 2025.

Narrative to Summary Compensation Table

Employment and Consulting Contracts, Termination of Employment, and Change-in-Control Arrangements

George Oliva Employment Agreement

On September 22, 2025, the Company entered into an employment agreement with George Oliva in connection with the continuation of his role as Chief Financial Officer of the Company (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Oliva will continue his employment on an “at-will” basis with compensation to be set by the Company’s management team on an annual basis, eligibility for bonuses in accordance with the Company’s applicable bonus programs, and eligibility for other benefits such as participation in any retirement plans and insurance plans. The Company may terminate the Employment Agreement for cause and Mr. Oliva may terminate the Employment Agreement for good reason, both as further described the Employment Agreement, and both the Company and Mr. Oliva may also terminate without cause subject to fifteen prior days’ notice. Upon termination for cause (by the Company) or without cause (by Mr. Oliva), the Company pay for any earned but unpaid base salary, bonus, and vested benefits through the date of termination. In the addition to the foregoing, in the case of termination without cause (by the Company) or for good reason (by Mr. Oliva), the Company will also pay Mr. Oliva severance in the amount of twelve months salary to be paid in twelve equal instalments, all unvested equity awards will be fully vested, and continue to cover Mr. Oliva’s group health plan premium for a period of twelve months. The Employment Agreement contains standard covenants by the Company and Mr. Oliva, including as relates to confidentiality and indemnification, and defines the duties and responsibilities of Mr. Oliva’s continued employment with the Company.

As a condition to executing and entering into the Merger Agreement, the Company has agreed to enter into an Employment Agreement with George Oliva, its current Interim Chief Executive Officer and Chief Financial Officer (the “Oliva Post-Closing Employment Agreement”), and a director of Ryvyl, which is to become effective, upon the Closing of the merger (the “Oliva Post-Closing Employment Agreement Effective Date”). Under the terms of the Oliva Post-Closing Employment Agreement, Mr. Oliva will serve as the Executive Vice President of Finance and Chief Accounting Officer of the combined companies. He will report directly to the Chief Executive Officer of the combined companies. Mr. Oliva will devote his full working time to his employment with the combined companies. The term of the Oliva Post-Closing Employment Agreement is for two (2) years after the Oliva Post-Closing Employment Agreement Effective Date.

Mr. Oliva will be paid a base salary of $375,000 per year, subject to adjustments, as provided. Mr. Oliva is also entitled to a bonus of $225,000, which is payable in installments of $112,500 on the date which is six (6) months after the Oliva Post-Closing Employment Agreement Effective Date and the remaining $112,500 on the date that is twelve (12) months after the Oliva Post-Closing Employment Agreement Effective Date; provided that he continues to be employed on each applicable date, and that he has diligently performed the services assigned to him. He is also entitled to an annual performance bonus as determined by the Chief Executive Officer and the Board.

Mr. Oliva also will receive equity compensation in the form of an option grant by the combined companies, as of the consummation of the merger. The award is to be in an amount of shares not less than 2% of the combined companies’ fully diluted share capital with an exercise price equal to the fair market value of a share of common stock immediately prior to the Oliva Post-Closing Employment Agreement Effective Date , and the terms of which will be no less favorable than that granted to the combined companies’ fifth ranked employee by total equity ownership. The award will vest commencing after 12 months full-time employment after the merger on a monthly basis in twelve installments, subject to continued employment. In the event of termination for cause, unvested options will terminate; in the event of termination without cause, the unvested options will accelerate and become vested.

The Oliva Post-Closing Employment Agreement also contains customary benefits provisions as well as termination and severance provisions. Mr. Oliva’s employment may be terminated, at any time, without cause, and upon any such termination he is entitled, in addition to accrued amounts earned, a severance payment equal to the amount of base salary payable to him, until the end of the term, in regular monthly installments. Mr. Oliva is also entitled to acceleration of the $225,000 retention bonus and acceleration of his equity awards. Mr. Oliva is also entitled to certain continued group health insurance benefits until the earlier of twelve (12) months after termination or when he receives comparable coverage from a subsequent employer, in each case as long as he makes required employee contributions.

The Oliva Post-Closing Employment Agreement also contains customary confidentiality, non-competition, non-solicitation and indemnification provisions.

Equity Incentive Plan

The Company maintains one stock option plan, the 2023 Equity Incentive Plan (the “2023 EIP”). The 2023 EIP was adopted by our Board of Directors on September 11, 2023, and thereafter timely approved by our stockholders. The 2023 EIP was subsequently amended on October 15, 2024, and thereafter timely approved by our stockholders.

Share Reserve

The 2023 EIP reserved an aggregate of 145,665 shares of common stock available for equity incentive awards. As of April 8, 2026, there are outstanding equity awards for an aggregate of 13,624 shares of common stock and 58,952 shares of common stock currently available for new incentive awards. These share amounts reflect the reverse split of the common stock of January 2, 2026.

If any options or other awards that are granted and outstanding expire or terminate without being exercised, the 2023 EIP option plan provides that the shares covered thereby are added back to the plan’s share reserve and become available for stock equity awards to other participants.

Administration

Our Board of Directors have appointed George Oliva as administrator of the 2023 EIP. The administrator has the full power to grant options, to determine the persons eligible to receive such equity grants, and to determine the amount, type and terms and conditions of each such grants.

Eligibility

Employees, directors, or consultants of the Company or any of our affiliates, as selected from time to time by the plan administrator in its discretion, are eligible to participate in the equity incentive plan.

Types of Awards

The equity incentive plan permits the granting of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) and options that do not so qualify. Options granted under the equity incentive stock option plans will be nonstatutory options if they fail to qualify as incentive stock options or exceed the annual limit on incentive stock options. Incentive stock options may only be granted to employees of the Company and its subsidiaries. Nonstatutory options may be granted to any persons eligible to receive awards under the stock option plans.

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

Equitable Adjustments

The 2023 EIP provides that the number of shares of common stock covered by each outstanding option, and the price per share thereof set forth in each such option, shall be proportionately adjusted for any increase or decrease in the number of issued shares of common stock resulting from a subdivision or consolidation of shares or the payment of a stock dividend, or any other increase or decrease in the number of such shares affected without receipt of consideration by the Company.

Transferability of Options

The 2023 EIP provides that no option may be transferable by the optionee, except by will or by the laws of descent and distribution.

Term of the Option Plan

The 2023 EIP will expire on November 3, 2033. Although no options may be granted under the plan after that date, the expiration will not affect the validity of outstanding options.

Amendment and Termination

The Board of Directors may, insofar as permitted by law, from time to time, with respect to any shares of common stock at the time not subject to options, suspend or terminate the 2023 EIP or otherwise revise or amend the equity incentive plan. The Board of Directors must obtain stockholder approval for any revisions that would (i) increase the number of shares subject to the plan, (ii) decrease the price at which options may be granted, (iii) materially increase the benefits to optionees, and (iv) change the class of persons eligible to receive equity grants under the plan. No amendment or termination of the equity incentive plan may alter or impair the rights and obligations under any grants outstanding without the written consent of the grantee thereunder.

Outstanding Equity Awards at Fiscal Year-End

The following table shows, for each of our Named Executive Officers, all equity awards that were outstanding as of December 31, 2025.

	Option Awards(1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable (#)	Number of Securities Underlying Unexercised Options, Not Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Fredi Nisan (1)	238	-	$2,121	01/29/2026	9,327	$52,230
	9	-	4,235	01/29/2026	-	-
	23	-	1,281	01/29/2026	-	-
	2,286	-	76.30	01/29/2026	-	-
Ben Errez (2)	-	-	-	-	8,000	44,800
George Oliva	-	-	-	-	5,181	29,013

(1)	Mr. Nisan retired in October 2025.

(2)	Mr. Errez retired in August 2025.

Non-Employee Director Compensation

The following table sets forth compensation earned by each non-employee Director who served during the year ended December 31, 2025.

	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Genevieve Baer (3)	$139,000	$72,000	$211,000
Ezra Laniado (3)	139,000	72,000	211,000
David Montoya (4)	67,500	-	67,500
Brett Moyer (5)	35,000	-	35,000
Gene Jones (6)	20,000	-	20,000
Tod Browndorf (6)	15,000	-	15,000

(1)	Represents the cash portion of annual director fees for service on the RYVYL Board of Directors.

(2)	Represents the fair value of the share awards for the year ended December 31, 2025. These amounts reflect the actual value upon vesting realized by the Board member.

(3)	Ms. Baer and Mr. Laniado resigned in August 2025.

(4)	Mr. Montoya resigned in June 2025.

(5)	Mr. Moyer was appointed to the Board of Directors in June 2025.

(6)	Mr. Jones and Mr. Browndorf were appointed to the Board of Directors in September 2025.

Each non-employee director has entered into Board of Director Agreements (the “BOD Agreements”). Pursuant to the BOD Agreements, each non-employee director receives cash compensation in the amount of $5,000 per month. Additionally, from time to time, each of the independent directors may receive awards pursuant to the Company’s Equity Incentive Plan or opt to receive cash in lieu of stock awards.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth certain information with respect to the beneficially owned holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. Applicable percentage ownership is based on the 1,279,765 shares of Common Stock outstanding as of March 31, 2026.

A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or

(ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. For purposes of the following table, the right to acquire any securities of the company pursuant to the Merger Agreement have been excluded. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at 3111 Camino Del Rio North, Suite 400, San Diego, California.

	Shares Beneficially Owned
	Common Stock		Series C Preferred Stock		% Total
Name and Address of Owner	Number of Shares	Percent of Class (1)	Number of Shares	Percent of Class (1)	Voting Power (1)
5% Holders
S8 Global Fintech & Regtech Fund (2)	102,995	8.05%	-	-	6.93%
RTB Digital, Inc. (3)	205,775	13.85%	50,000	100%	13.85%

Named Executive Officers and Directors
George Oliva	1,871	*	-	-	*
Zechariah Kirscher (4)	2,882	*	-	-	*
Gene Jones	-	-	-	-	-
Brett Moyer	-	-	-	-	-
Tod Browndorf	-	-	-	-	-
Steven Fletcher	-	-	-	-	-
Named Executive Officers and Directors as a Group (6 Persons)	4,753	0.37%	-	-	0.17%

*	Less than 1%

(1)	Percentages are based on 1,279,765 shares of Common Stock, and 50,000 shares of Series C Preferred Stock issued and outstanding as of March 31, 2025, which shares of Series C Preferred Stock are entitled to an aggregate of 205,775 votes.

(2)	Based on a Form 4 filed by S8 Global Fintech & Regtech Fund (“S8 Global”) with the SEC on July 17, 2025, in which it reported an ownership of an aggregate of 102,995 shares of Common Stock. The business address of S8 Global is 2C Parc d’Activites, Capellen, Luxembourg 8308.

(3)	Conversions of the shares of Series C Preferred Stock held by RTB Digital, Inc. (“RTB”) are subject to a beneficial ownership limitation in the certificate of designation for the Series C Preferred Stock, which provides that RTB cannot convert such shares if such holder, together with such holder’s affiliates, would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion. However, pursuant to such certificate of designation, RTB’s right to vote the shares of Series C Preferred Stock held by it are not subject to such beneficial ownership limitation and are instead limited to an aggregate of 205,775 votes. As a result, the number of shares of Common Stock reflected as beneficially owned by RTB is higher than the number of shares of Common Stock into which the Series C Preferred Stock can currently convert. James Heckman is the Chief Executive Officer of RTB and the business address of RTB is 4300 University Way NE, Suite C, Seattle, WA 98105.

(4)	Includes 2,286 fully vested options granted by the Company to Mr. Kirscher.

Item 13. Certain Relationships and Related Transactions and Director Independence

The following includes a summary of transactions since January 1, 2024 to which we have been a party in which (i) the amount involved exceeded or will exceed $120,000 or one percent (1%) of our average total assets at year-end for the last two completed fiscal years, and (ii) any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers, and stockholders.

Refer to Note 14, Related Party Transactions, of this Report for additional information.

Indemnification Under Articles of Incorporation and Bylaws; Indemnification Agreements

Our Bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the Nevada Revised Statutes (“NRS”), subject to certain exceptions contained in our Bylaws. In addition, our Bylaws provide that our directors will not be liable for monetary damages for breach of fiduciary duty. We also provide indemnification through the Director Agreements entered into with each of our directors.

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

Item 14. Principal Accounting Fees and Services

The following table presents fees paid for professional and other services rendered to the Company by Simon & Edward, LLP and KYJ, LLP in the years ended December 31, 2025, and 2024:

	Year Ended December 31,
	2025	2024
Audit Fees (1)	$258,986	$228,700
Tax Fees (2)	49,843	47,281
Total Fees	$308,829	$275,981

(1)	Consist of professional services rendered in connection with the audit and quarterly reviews of our consolidated financial statements, including the audited financial statements presented in this Report for the years ended December 31, 2025, and 2024, and related services normally provided in connection with statutory and regulatory filings or engagements.

(2)	Consist of fees for professional services for tax compliance, tax advice and tax planning. These services include consultation on tax matters and assistance regarding federal, state, and international tax compliance.

Pre-Approval Policies and Procedures

In accordance with Section 10A(i) of the Exchange Act, before we engage our independent registered public accounting firm to render audit or non-audit services, the engagement is approved by our audit committee. Our audit committee approved all of the fees referred to in the rows titled “Audit Fees,” and “Tax Fees” in the table above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

a)	Financial Statements:

Our financial statements and the Report of the Independent Registered Public Accounting Firm are included herein on page F-1.

b)	Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto on page F-1.

c)	Exhibits:

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation, filed October 10, 2022	8-K	3.1	10/15/2022
3.2	Certificate of Change, filed September 6, 2023	8-K	3.1	09/06/2023
3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed November 3, 2023	8-K	3.1	11/03/2023
3.4	Amended and Restated Bylaws, adopted effective October 6, 2022	8-K	3.2	10/13/2022
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	8-K	3.1	10/07/2025
3.6	Certificate of Amendment to Certificate of Designation of Series C Convertible Preferred Stock	8-K	3.1	12/12/2025
3.7	Certificate of Amendment to Certificate of Incorporation	8-K	3.1(i)(a)	12/30/2025
3.8	Certificate of Change Pursuant to NRS 78.209 to increase the authorized capital	8-K	3.1(i)(b)	12/30/2025
4.1	Form of Series C Warrant	8-K	4.1	10/07/2025
4.4	Description of Securities	10-K	4.4		X
10.1+	Form of Board of Directors Agreement entered into on February 16, 2021, by and between the Company and each of Ms. Baer and Messrs. Caragol and Laniado	8-K	10.1	02/19/2021
10.2+	2020 Incentive and Nonstatutory Stock Option Plan	S-8	4.1	09/03/2020
10.3+	2021 Incentive and Nonstatutory Stock Option Plan	S-8	4.1	07/13/2021
10.4	Form of Employment Agreement between George Oliva and Ryvyl Inc.	8-K	10.1	10/02/2025
10.5	Executive Services Agreement between Ryvyl Inc. and RTB Digital, Inc, dated November 10, 2025.	S-4	10.5	01/15/2026
10.6	Maxim Group Advisory Agreement	S-4	10.6	01/15/2026
10.7	Securities Purchase Agreement, dated as of October 6, 2025, relating to the purchase of the Series C Convertible Preferred Stock	8-K	10.1	10/07/2025
10.8	First Amendment to Securities Purchased Agreement, dated December 9, 2025, relating to the purchase of the Series C Convertible Preferred Stock	8-K	10.1	12/12/2025
10.9	April 2021 Sublease Agreement with regard to 3131 Camino del Rio North, Suite 1400, San Diego, CA 92108	10-Q	10.3	11/15/2021

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
14.1	Code of Business Conduct and Ethics	8-K	14.1	02/19/2021
19.1	Insider Trading Compliance Manual, adopted February 15, 2024	10-K	19.1	03/26/2024
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
97.1	Executive Compensation Clawback Policy, adopted November 28, 2023	10-K	97.1	03/26/2024
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: April 15, 2026	By:	/s/ George Oliva
George Oliva
Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

Signature	Title	Date

/s/ George Oliva	Interim Chief Executive Officer / Chief Financial Officer	April 15, 2026
George Oliva

/s/ Gene Jones	Director	April 15, 2026
Gene Jones

/s/ Brett Moyer	Director	April 15, 2026
Brett Moyer

/s/ Tod Browndorf	Director	April 15, 2026
Tod Browndorf

/s/ Steven Fletcher	Director	April 15, 2026
Steven Fletcher

RYVYL INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

RYVYL, Inc.

San Diego, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ryvyl, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity(deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has experienced significant liquidity constraints following the discontinuation of its QuickCard operations and the sale of its European subsidiary, Ryvyl EU. These factors, alongside expectations of continued operating losses, raise substantial doubt about the Company's ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Deconsolidation and Presentation of RYVYL EU Disposal

During the year, the Company completed a 100% disposal of its equity interest in RYVYL EU. As discussed in Note 3 to the consolidated financial statements, the parent should deconsolidate the subsidiary upon the loss of a controlling financial interest. Furthermore, management should evaluate whether the disposal represents a strategic shift that has or will have a major effect on the entity’s operations and financial results to determine if it qualifies for discontinued operations reporting under US GAAP.

The determination that the deconsolidation and presentation of RYVYL EU disposal constitutes a critical audit matter is based on the significant audit effort and high degree of auditor judgment required to evaluate management’s accounting for the transaction. Specifically, auditing the recognized gain or loss on disposal requires complex recalculations, including verification of the release and recycling of accumulated other comprehensive income (AOCI) components. Additionally, evaluating management’s conclusion as to whether the disposal represents a ‘strategic shift’ under ASC 205-20 required a high degree of auditor judgment in assessing the transaction’s impact on the Company’s financial results and operations.

The primary procedures we performed to address this critical audit matter included:

●	Inspected the executed Purchase and Sale Agreement (PSA) and other legal closing documents to verify the final consideration, transaction date, and the transfer of legal control.

●	Evaluated the date of loss of control in accordance with ASC 810, ensuring that the subsidiary's results are included in the consolidated financial statements only up to the date of disposal.

●	Independently recalculated the gain or loss on the disposal. This includes verifying that the carrying amount of the net assets derecognized matches the subsidiary’s book amounts at the disposal date and that any associated goodwill was appropriately allocated and removed. Also, ensure that cumulative foreign currency translation adjustments and other AOCI components related to the subsidiary were appropriately "recycled" into net income upon the complete disposal.

●	Traced the consideration received to loan settlement sheets.

●	Assessed management’s memo of determination of whether the disposal represents a strategic shift that has a major effect on the entity’s operations and financial results. Verify if the classification as a "Discontinued Operation" is appropriate and ensure net-of-tax presentation is correct.

●	Reviewed the adequacy of the disclosures in the notes to the financial statements to ensure compliance with ASC 205-20 and ASC 810, including the description of the facts and circumstances leading to the disposal and the carrying amounts of the major classes of assets and liabilities sold.

/s/Simon & Edward, LLP

We have served as the Company's auditor since 2022.

Rowland Heights, CA

April 15, 2026

RYVYL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash	$7,425	$2,599
Restricted cash	7	89,432
USDC	1,500	-
Accounts receivable, net of allowance for credit losses of $34 and $206, respectively	1,114	1,076
Prepaid and other current assets	1,091	2,277
Total current assets	11,137	95,384

Non-current Assets:
Goodwill	-	18,856
Intangible assets, net	255	1,802
Operating lease right-of-use assets, net	1,401	3,425
Other assets	308	2,809
Total non-current assets	1,964	26,892
Total assets	$13,101	$122,276

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	$2,237	$3,515
Accrued liabilities	6,634	8,146
Payment processing liabilities, net	418	90,802
Current portion of operating lease liabilities	705	839
Other current liabilities	16	240
Total current liabilities	10,010	103,542
Long term debt, net of debt discount of $0 and $1,556, respectively	613	17,363
Operating lease liabilities, less current portion	1,810	2,863
Total liabilities	12,433	123,768

Stockholders’ Equity/(Deficit):
Preferred stock, Series B, par value $0.01, 4,930,000 and 4,985,000 shares authorized at December 31, 2025, and 2024, respectively; 0 and 53,499 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	-	1
Preferred stock, Series C, par value $0.01, 4,930,000 shares authorized; 50,000 and 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1	-
Common stock, par value $0.001, 100,000,000 shares authorized; 1,037,457 and 229,495 shares issued and outstanding at December 31, 2025 and 2024, respectively	36	8
Additional paid-in capital	197,564	179,157
Accumulated other comprehensive income	-	(1,251)
Accumulated deficit	(196,933)	(179,407)
Total stockholders’ equity/(deficit)	668	(1,492)
Total liabilities and stockholder’s equity	$13,101	$122,276

The accompanying notes are an integral part of these audited consolidated financial statements.

RYVYL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
Revenue	$11,131	$18,159
Cost of revenue	5,824	10,766
Gross profit	5,307	7,393

Operating expenses:
Research and development	559	3,848
General and administrative	4,398	2,975
Payroll and payroll taxes	5,196	9,560
Professional fees	3,290	4,254
Stock compensation expense	889	624
Depreciation and amortization	397	2,011
Impairment of goodwill	-	6,675
Impairment of intangible assets	1,828	3,028
Restructuring charges	1,898	1,636
Total operating expenses	18,455	34,611

Loss from operations	(13,148)	(27,218)

Other income (expense):
Interest expense	(1,793)	(869)
Accretion of debt discount	(150)	(2,259)
Legal settlement expense	(905)	(2,064)
Other income (expense), net	260	(330)
Total other expense, net	(2,588)	(5,522)

Loss from continuing operations before income taxes	(15,736)	(32,740)
Provision for income taxes	318	390
Net loss from continuing operations	(16,054)	(33,130)
(Loss) income from discontinued operations, net of tax	(1,472)	6,305
Net loss	$(17,526)	$(26,825)

Comprehensive income statement:
Net loss	$(17,526)	$(26,825)
Foreign currency translation gain (loss)	1,251	(1,652)
Total comprehensive loss	$(16,275)	$(28,477)

Net loss per share:
Basic and diluted	$(29.33)	$(140.25)
Weighted average number of common shares outstanding:
Basic and diluted	597,473	191,262

The accompanying notes are an integral part of these audited consolidated financial statements.

RYVYL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

(In thousands, except share data)

	Common Stock		Preferred Stock		Preferred Stock		Additional	Other Accumulated Comprehensive		Total
	Shares	Amount	Series B Shares	Amount	Series C Shares	Amount	Paid In Capital	Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2024	229,496	$8	53,499	$1	-	-	$179,157	$(1,251)	$(179,407)	$(1,492)

Issuance of common stock under equity incentive plans	17,523	1	-	-	-	-	512	-	-	513

Issuance of restricted common stock under equity incentive plans	15,181	1	-	-	-	-	184	-	-	185

Issuance of restricted common stock for compensation	10,629	-	-	-	-	-	107	-	-	107

Common stock issued for conversion of Series B preferred stock	8,997	-	(400)	-	-	-	-	-	-	-

Common stock issued for conversion of convertible debt	203,396	7	-	-	-	-	3,956	-	-	3,963

Series B convertible preferred stock repurchases	-	-	(53,099)	(1)	-	-	1	-	-	-

Capital contributions	-	-	-	-	-	-	9	-	-	9

Stock-based compensation	-	-	-	-	-	-	263	-	-	263

Issuance of Series C convertible preferred stock	-	-	-	-	50,000	1	6,499	-	-	6,500

Shares cancelled in connection with the net settlement of vested stock awards	-	-	-	-	-	-	(23)	-	-	(23)

Issuance of common stock in public offering, net of issuance costs	439,560	15	-	-	-	-	5,365	-	-	5,380

Common stock issued in connection with warrant exercises	112,676	4	-	-	-	-	1,534	-	-	1,538

Net loss and comprehensive loss	-	-	-	-	-	-	-	1,251	(17,526)	(16,275)
Balance at December 31, 2025	1,037,458	$36	-	$-	50,000	$1	$197,564	$-	$(196,933)	$668

	Common Stock		Preferred Stock		Additional	Other Accumulated Comprehensive		Total
	Shares	Amount	Series B Shares	Amount	Paid In Capital	Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2023	171,341	$6	55,000	$1	$175,664	$401	$(152,581)	$23,491

Issuance of common stock under equity incentive plans	509	-	-	-	45	-	-	45

Issuance of restricted common stock under equity incentive plans	2,027	-	-	-	635	-	-	635

Issuance of restricted common stock for compensation	2,537	-	-	-	182	-	-	182

Issuance of common stock upon exercise of stock options	178	-	-	-	26	-	-	26

Common stock issued for conversion of convertible debt	23,523	1	-	-	1,416	-	-	1,417

Common stock issued for conversion of Preferred B stock	31,687	1	(1,501)	-	(1)	-	-	0

Shares cancelled in connection with the net settlement of vested restricted stock awards	(2,306)	-	-	-	(209)	-	-	(209)

Capital contributions	-	-	-	-	1,399	-	-	1,399

Net loss and comprehensive loss	-	-	-	-	-	(1,652)	(26,825)	(28,477)
Balance at December 31, 2024	229,496	$8	53,499	$1	$179,157	$(1,251)	$(179,407)	$(1,492)

The accompanying notes are an integral part of these audited consolidated financial statements.

RYVYL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(17,526)	$(26,825)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	493	2,264
Noncash lease expense	889	143
Stock compensation expense	889	624
Restricted common stock issued for compensation	-	182
Accretion of debt discount	150	2,258
Derecognition expense on conversion of convertible debt	(176)	600
Changes in fair value of derivative liability	-	(14)
Loss on sale of Ryvyl EU	6,497	-
Impairment of goodwill	-	6,675
Impairment of intangible assets	1,828	3,028
Restructuring charges	1,898	1,636
Loss on sale of property and equipment	6	-
Changes in assets and liabilities:
Accounts receivable, net	(38)	(155)
Prepaid and other current assets	515	664
Cash due from gateways, net	89	12,684
Other assets	(72)	(160)
Accounts payable	(1,149)	1,695
Accrued and other current liabilities	301	1,497
Accrued interest	-	366
Payment processing liabilities, net	(17,635)	14,029
Net cash (used in) provided by operating activities	(23,041)	21,191

Cash flows from investing activities:
Proceeds from sale of property and equipment	4	-
Purchases of property and equipment	(79)	(47)
Capitalized software development costs	(1,088)	(1,647)
Purchase of intangibles	(233)	(114)
Cash transferred in connection with the sale of Ryvyl EU	(74,954)	-
Net cash used in investing activities	(76,350)	(1,808)

Cash flows from financing activities:
Repayments of convertible debt	(13,000)	-
Repayments of long-term debt	(5)	(12)
Tax withholdings related to net settlement of equity awards	(24)	(229)
Proceeds from short-term note payable	15,000	-
Proceeds from issuance of common stock in public offering, net of issuance costs	5,380	-
Proceeds from common warrant exercises	1,538	-
Proceeds from issuance of Series C convertible preferred stock	5,000	-
Net cash provided by (used in) financing activities	13,889	(241)

Effect of exchange rates in cash and restricted cash	904	(430)

Net (decrease) increase in cash and restricted cash	(84,598)	18,712
Cash and restricted cash – beginning of period	92,030	73,318
Cash and restricted cash – end of period	$7,432	$92,030

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$155	$300
Income taxes	$761	$848

Non-cash financing and investing activities:
Convertible debt conversions to common stock	$4,000	$900
Interest accrual from convertible debt converted to common stock	$135	$-
USDC from issuance of Series C convertible preferred stock	$1,500	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Basis of Presentation Organization

RYVYL Inc. (“RYVYL”) Ryvyl is a financial technology company that provides global payment acceptance and disbursement solutions. Ryvyl enables merchants to accept credit card payments through arrangements with third-party acquiring banks and payment processors. Credit card payment processing services represent the substantial majority of Ryvyl’s revenues. In addition, Ryvyl offers NEMS Core, an internally developed disbursements platform launched in late 2024 that enables businesses to seamlessly and efficiently distribute funds.

Through our Bank Identification Number (“BIN”) sponsorship arrangement, Ryvyl enables businesses to process credit card transactions, providing direct access to global card networks without the need for a traditional banking license. Although Ryvyl is not itself a payment processor, it serves as an intermediary - similar in certain respects to an independent sales organization (“ISO”) - connecting merchants with acquiring partners. However, in contrast to traditional ISOs, Ryvyl performs a broader set of functions that are typically carried out by processors, including:

●	applications processing and merchant underwriting;

●	merchant onboarding and account configuration;

●	ongoing risk monitoring and transaction-level oversight; and

●	customer service and merchant support.

In addition, Ryvyl also facilitates equipment servicing or replacement, security verifications, and handles customer support inquiries. Performing these activities enables Ryvyl to maintain direct control over the merchant experience and support processes. Ryvyl focuses on merchants operating in underserved and, in some cases, higher risk industry verticals, where Ryvyl believes that its operating structure and risk-management capabilities allow it to support customer segments that many acquiring banks and processors may not be able to serve directly.

In late 2024, Ryvyl launched NEMS Core, an internally developed global disbursements platform designed to streamline inbound and outbound payment flows for businesses. NEMS Core allows customers to initiate, validate, route, and settle disbursements through an automated, modular workflow. Its flexible architecture is intended to support a variety of payment types and volumes, enabling businesses to manage their disbursement needs in an increasingly digital and interconnected financial environment.

While NEMS Core remains in the early stages of commercialization and currently serves as a complement to Ryvyl’s acquiring services model, Ryvyl has not committed to significant future expansion of the platform and is evaluating its continued strategic relevance as part of its broader long-term operational planning.

Ryvyl employs a hybrid operating model that combines internal operational functions with external acquiring services partnerships. Internally, Ryvyl manages merchant review and underwriting, risk management, onboarding, and customer service. Externally, Ryvyl relies on acquiring banks and processing partners for transaction processing, settlement, and sponsorship under its own BIN. This structure allows Ryvyl to maintain direct merchant relationships and control over customer-facing activities, while leveraging the infrastructure and regulatory framework of established acquiring institutions.

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

Reverse Stock Split

On December 19, 2025 the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Nevada to effect a 1-for-35 reverse stock split (the “Reverse Stock Split”) of the Company’s shares of common stock, par value $0.001 per share (the “common stock”). Such amendment and ratio were previously approved by the board of directors. The reverse stock split was approved by the Company’s stockholders during their annual meeting on December 15, 2025. As a result of the Reverse Stock Split, effective January 2, 2026, every 35 shares of the Company’s pre-reverse split outstanding common stock were combined and reclassified into one share of common stock. Proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split. Any fractional shares of common stock resulting from the Reverse Stock Split were rounded up to the nearest whole share on a broker basis. All stock options outstanding and common stock reserved for issuance under the Company’s equity incentive plan outstanding immediately prior to the Reverse Stock Split were adjusted by dividing the number of affected shares of common stock by 35 and, as applicable, multiplying the exercise price by 35. All share numbers, share prices, exercise prices, and per share amounts in this Report have been adjusted, on a retroactive basis to reflect the 1-for-35 Reverse Stock Split.

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

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Going Concern

In February 2024, the Company stopped processing credit card payments on its QuickCard platform because our processing partner’s bank informed them that they no longer wished to process payments for cannabis merchants. QuickCard was our first-generation product and was designed to address the needs of previously all-cash businesses. During the third quarter of 2024, the Company began to offer a license of the QuickCard platform, which it believed would enable it to once again serve the customer base it had lost following the discontinuation of the original QuickCard offering. However, between the remainder of 2024 and all of 2025, the Company was unable find a suitable licensing partner and, as such, it is no longer actively seeking to license the QuickCard product. As a result, the Company no longer anticipates being able to recover the loss of revenues that resulted from the discontinuation of its QuickCard product.

The loss of revenues resulting from the discontinuation of QuickCard adversely impacted the Company’s liquidity. Through the first quarter of 2025, the Company relied on the repatriation of profits from its European subsidiaries to cover some of its critical operating expenses, which it is no longer able to do following the sale of Ryvyl EU, effective June 1, 2025. The Company’s remaining businesses continue to generate operating losses, which is expected to continue to occur for at least the next 12 months from the date of this Report.

Due to these developments, management has determined that its cash balance as of December 31, 2025, will not be sufficient to fund the Company’s operations and capital needs for the next 12 months from the date of this Report. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon the successful execution of management’s intended plan over the next twelve months to improve its liquidity position, which include, without limitation:

●	raising additional capital through a variety of means, including private and public equity offerings and debt financings. The Company recently executed multiple successful capital raises in July 2025 and October 2025, and continues to be actively engaged in discussions with multiple parties for additional funding opportunities;

●	exploring strategic initiatives, including M&A opportunities; on September 28, 2025, the Company, Ryvyl Merger Sub Inc. (a Delaware corporation and wholly owned direct subsidiary of the Company (“Merger Sub”), and RTB Digital, Inc., a Delaware corporation (“RTB”), entered into an Agreement and Plan of Merger pursuant to which Merger Sub will merge with and into RTB (the “Merger”), with RTB surviving the Merger as a wholly-owned subsidiary of the Company;

●	continued execution of its accelerated business development efforts to drive volumes in diversified business verticals with the Company’s other products; and

●	continued implementation of cost control measures to more effectively manage spending and further right-sizing the organization, where appropriate;

Management has assessed that its intended plan described above, if successfully implemented, is appropriate and sufficient to address its liquidity shortfall and to provide funds to cover operations for the next 12 months from the date of the issuance of this Report. However, there can be no assurance that we will be successful in implementing our plan, that our projections of our future capital needs will prove accurate, or that any additional funding will be available on a timely manner, on favorable terms, or be sufficient to continue our operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

USDC

The Company holds USDC, a stablecoin, which is a crypto asset that is designed to maintain a value equivalent to one U.S. dollar. Our USDC is held in a secured digital wallet at a federally chartered crypto bank in the U.S. The Company acquired its USDC holding during the fourth quarter of 2025 in connection with the issuance of Series C convertible preferred stock (see Note 10, Equity, of this Report). In accordance with ASC 350-60, Intangibles – Goodwill and Other - Crypto Assets, the Company accounts for its USDC holding as a financial instrument that is measured at fair value at each reporting period, with changes recognized in net income. While not accounted for as cash or cash equivalent, we treat our USDC holdings as a liquidity resource.

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

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable, Net

Accounts receivable primarily consist of amounts recorded in connection with the sale of payment processing terminals and related accessories. Accounts receivable are recorded at invoiced amounts, net of an allowance for credit losses, and do not bear interest. In accordance with Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), the Company measures its allowance for credit losses using an expected credit loss model that reflects the Company’s current estimate of expected credit losses inherent in the enterprise and the accounts receivable balance. In determining the expected credit losses, the Company considers its historical loss experience, the aging of its accounts receivable balance, current economic and business conditions, and anticipated future economic events that may impact collectability. The Company reviews its allowance for credit losses periodically and, as needed, amounts are written-off when determined to be uncollectible. As of December 31, 2025, and 2024, the allowance for credit losses was immaterial.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of inventory, short term deposits, and prepaid property taxes required under lease arrangements.

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

Fair Value Measurements

The Company applies fair value accounting for assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Fair value accounting establishes a three-level hierarchy priority for disclosure of assets and liabilities recorded at fair value. The ordering of priority reflects the degree to which objective prices in external active markets are available to measure fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable.

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

The fair value of the Company’s USDC holding is based on the quoted (unadjusted) price in the principal market for the digital asset, which is based on Level 1 inputs, in accordance with ASC 820, Fair Value Measurements.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Intangible Assets

Goodwill is recorded when the consideration paid for the acquisition of a business exceeds the fair value of the identifiable net tangible and intangible assets acquired. ASC 350-20, Intangibles—Goodwill and Other—Goodwill, requires companies to assess goodwill for impairment annually or more frequently if indicators of impairment exist. Testing goodwill for impairment is performed at the reporting unit level, using a two-step test, and requires companies to compare the fair value of a reporting unit with its carrying amount, including goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds its fair value. ASC 350-20 also provides for an optional qualitative assessment for testing goodwill for impairment that enables companies to skip the two-step test if it is determined that it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of a reporting unit is greater than its carrying amount. The Company had no goodwill as of December 31, 2025.

Intangible assets consist of capitalized internal-use software development costs principally related to the Company’s internally-developed payments platform, NEMS Core. In accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill, the Company’s intangible assets are amortized over an estimated useful life of three years using the straight-line method. Intangible assets amortized under ASC 350-30 must be reviewed for impairment when indicators of impairment are present, in accordance with ASC 360-10. As of December 31, 2025, management determined that an impairment assessment over its NEMS Core intangible asset was required. Based on that assessment, management determined that the carrying value of the Company’s NEMS Core intangible asset was not recoverable and recorded an impairment of $1.8 million or one hundred percent (100%) of the carrying balance as of December 31, 2025.

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

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates ROU assets related to leases for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of a ROU asset may not be recoverable. When a decision has been made to exit a lease prior to the contractual term or to sublease that space, the Company evaluates the asset for impairment and recognizes the associated impact to the ROU asset and related expense, if applicable. The evaluation is performed at the asset group level initially and when appropriate, at the lowest level of identifiable cash flows, which is at the individual lease level. Undiscounted cash flows expected to be generated by the related ROU assets are estimated over the ROU assets’ useful lives. If the evaluation indicates that the carrying amount of the ROU assets may not be recoverable, any potential impairment is measured based upon the fair value of the related ROU asset or asset group as determined by appropriate valuation techniques. During the quarters ended June 30, 2025, September 30, 2025, and December 31, 2025, the Company identified indicators of impairment for the ROU asset related to one of its operating leases, which indicated that the carrying value may not be recoverable. Based on the Company’s impairment analyses, it recorded an aggregate impairment charge of $0.8 million during the year ended December 31, 2025.

Foreign Currency

Assets and liabilities of our foreign subsidiaries are translated into the reporting currency using the exchange rates in effect on the consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the period, which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive income in the accompanying consolidated statements of stockholders’ equity. Effective June 1, 2025, the Company completed the previously announced sale of its foreign subsidiary, Ryvyl EU, which comprised substantially all of its international operations. As such, the Company is no longer exposed to changes in exchange rates that would have an impact on its consolidated balance sheets on a go forward basis.

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

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As of December 31, 2025, and 2024, the Company has a full valuation allowance on its deferred tax assets.

Net Loss Per Share

The Company’s basic net loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss available to common shareholders by the weighted-average number of shares of common stock outstanding, adjusted for the dilutive effect of all potential shares of common stock. In periods in which the Company reports a net loss, all potential common shares are excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive. As such, for the years ended December 31, 2025, and 2024, the Company’s diluted net loss per share was the same as the basic net loss per share, as there were no common stock equivalents outstanding that would have a dilutive effect.

Segment Reporting

Prior to June 1, 2025, the Company operated under two reportable segments, North America and International. As of June 1, 2025, the Company has completed the previously announced sale of its wholly owned subsidiary, Ryvyl EU, which comprised substantially all of the business previously reported under the Company’s International segment. Following the sale of Ryvyl EU, the Company views its operations and manages its business as one operating segment. As such, refer to our consolidated financial statements for the Company’s results of its one operating segment.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The Company adopted this guidance effective for the annual reporting period beginning January 1, 2025. The adoption of ASU 2023-09 impacted the Company’s annual disclosures only, and updates are reflected under Note 11, Income Taxes, of this Report.

Recently Issued Accounting Pronouncements

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

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments are intended to clarify and modernize the accounting for costs related to internal-use software. The guidance removes all references to project stages and clarifies the threshold entities apply to begin capitalizing costs. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption to have a material impact on the Company’s financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments allow an entity to apply a practical expedient when estimating expected credit losses, which assumes that the current conditions as of the balance sheet date will not change for the remaining life of the accounts receivable and contract assets arising from contracts with customers. The amendments are effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years, with early adoption permitted. If the practical expedient is elected, the amendments should be applied prospectively. The Company does not expect the adoption to have a material impact on the Company’s financial statements.

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

In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, since the sale of Ryvyl EU met the held-for-sale criteria as of the second quarter of 2025 and the sale transaction was completed within the same quarter, historical assets and liabilities of Ryvyl EU have not been segregated and reported as discontinued operations in the consolidated balance sheets for all historical periods presented. Pursuant to the same guidance, the income statement activity of Ryvyl EU has been segregated and reported as discontinued operations for all periods presented in the consolidated income statements for all historical periods presented. Additionally, cash flows related to discontinued operations have not been segregated and are included in the consolidated statement of cash flows for all periods presented.

The results of operations from discontinued operations for the years ended December 31, 2025, and 2024, consist of the following (in thousands):

	Year Ended December 31,
	2025	2024
Revenue	$21,033	$37,839
Cost of revenue	(12,031)	(22,806)
Advertising and marketing	(45)	(29)
General and administrative	(744)	(4,024)
Payroll and payroll taxes	(1,830)	(4,276)
Professional fees	(51)	(118)
Depreciation and amortization	(96)	(253)
Other (expense) income, net	(634)	722
Income from discontinued operations	5,602	7,055
Loss on sale of discontinued operations	(6,497)	-
Income from discontinued operations before income taxes	(895)	7,055
Provision for income taxes	(577)	(750)
(Loss) income from discontinued operations, net of tax	$(1,472)	$6,305

Selected financial information related to cash flows from discontinued operations for the years ended December 31, 2025, and 2024 are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Depreciation of property and equipment	$5	$13
Amortization of intangible assets	91	241
Purchases of property and equipment	$76	$-

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment, Net

The following table details property and equipment, less accumulated depreciation (dollars in thousands):

	December 31,
	2025	2024
Computers and equipment	$119	$288
Furniture and fixtures	115	135
Improvements	145	186
Total property and equipment	379	609
Less: accumulated depreciation	(312)	(444)
Net property and equipment	$67	$165

Depreciation expense was $0.1 million and $0.2 million for the years ended December 31, 2025, and 2024, respectively.

5. Goodwill

The following table summarizes goodwill activity and balances by reportable segment (dollars in thousands):

Amount
Goodwill - December 31, 2024	$18,856
Goodwill Acquired	-
Goodwill Disposed (Ryvyl EU sale)	(20,580)
Adjustments (1)	(1,724)
Goodwill – December 31, 2025	$-

(1)	The adjustments to goodwill pertain to foreign currency translation adjustments, which totaled positive $1.7 million for the five months ended May 31, 2025, the date immediately preceding the completion of the sale of Ryvyl EU on June 1, 2025.

6. Intangible Assets, Net

The following table details intangible assets (dollars in thousands):

		December 31, 2025
	Estimated Useful Life	Cost	Accumulated Amortization	Impairment Loss	Net
Customer relationships	2-5 years	$6,545	$(3,517)	$(3,028)	$-
Business technology/IP	5 years	2,611	(2,611)	-	-
Capitalized internal-use software	3 years	2,902	(819)	(1,828)	255
Total intangible assets		$12,058	$(6,947)	$(4,856)	$255

		December 31, 2024
	Estimated Useful Life	Cost	Accumulated Amortization	Impairment Loss	Net
Customer relationships	2-5 years	$7,737	$(4,709)	$(3,028)	$-
Business technology/IP	5 years	4,167	(4,008)	-	159
Capitalized internal-use software	3 years	1,647	(4)	-	1,643
Total intangible assets		$13,551	$(8,721)	$(3,028)	$1,802

Amortization expense was $0.4 million and $2.1 million for the years ended December 31, 2025, and 2024, respectively. Additionally, during the years ended December 31, 2025, and 2024, the Company recorded impairment charges of $1.8 million and $3.0 million, respectively.

The estimated future amortization expense related to intangible assets as of December 31, 2025, is as follows (dollars in thousands):

Fiscal years:	Amount
2026	$111
2027	104
2028	40
Thereafter	-
Total	$255

7. Accrued Liabilities

The following table details the balance in accrued liabilities (in thousands):

	December 31,
	2025	2024
Accrued legal settlements	$3,750	$2,467
Payroll related accruals	590	2,613
Accrued legal and professional fees	446	886
Accrued taxes	157	110
Accrued convertible note interest	-	366
Other accrued liabilities	1,691	1,704
Total accrued liabilities	$6,634	$8,146

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Since the $16.5 million owed to the Purchaser was effectively settled in full in exchange for the Purchaser acquiring Ryvyl EU, the amount was treated as the total consideration received by the Company for the sale of Ryvyl EU. Accordingly, the principal balance and accrued interest of $16.5 million were deemed fully repaid as of June 1, 2025, the date of the completion of the Ryvyl EU sale. See Note 3, Discontinued Operations, of this Report for additional information.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long-Term Debt, Net

The following table summarizes the Company’s debts (in thousands):

	December 31, 2025	December 31, 2024
$100,000,000 8% senior convertible note, due April 5, 2026	$-	$18,300
Less: Unamortized debt discount	-	(1,555)
Net carrying value	-	16,745

$149,900 Economic Injury Disaster Loan (EIDL), interest rate of 3.75%, due June 1, 2050	150	155
$500,000 EIDL, interest rate of 3.75%, due May 8, 2050	477	475
Total debt	627	17,375

Less: current portion	(14)	(12)
Long-term debt, net	$613	$17,363

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

The Note was issued on November 8, 2021, pursuant to an indenture dated November 2, 2021 between the Company and Wilmington Savings Fund Society, FSB, as trustee (the “Base Indenture”), as supplemented by a first supplemental indenture thereto, dated November 2, 2021, relating to the Note (the “First Supplemental Indenture” and the Base Indenture as supplemented by the First Supplemental Indenture, the “First Indenture”). The terms of the Note included those provided in the First Indenture and those made part of the First Indenture by reference to the Trust Indenture Act.

First Exchange Agreement

On July 25, 2023, the Company entered into an Exchange Agreement (the “First Exchange Agreement”) under which the Company and the Investor agreed to exchange (the “Series A Exchanges”), in two separate exchanges, an aggregate of $22.7 million of the outstanding principal and interest under the Note for 15,000 shares of a newly authorized series of preferred stock of the Company designated as Series A Preferred Convertible Stock (the “Series A Preferred Stock”), the terms of which were set forth in a Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock of RYVYL Inc. (the “Series A Certificate of Designations”), which the Company filed with the Nevada Secretary of State prior to the initial issuance of the Series A Preferred Stock. The Series A Preferred Stock is further described in Note 10, Equity, of this Report. As part of the First Exchange Agreement, the Company also agreed to allow for the conversion of up to an additional $9.0 million of principal (together with any accrued and unpaid interest thereon) of the Note at a conversion price equal to 97.5% of the lower of (x) the then in effect conversion price and (y) the lowest volume weighted average price of the Company’s common stock during the five trading days immediately prior to such conversion; and the Investor agreed to waive any interest that would otherwise accrue on the Note during the period commencing on April 1, 2023 through, and including, December 31, 2023.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 31, 2023, pursuant to the terms of the First Exchange Agreement, the Company closed the initial exchange (the “Initial Series A Exchange”) and issued 6,000 shares of Series A Preferred Stock in exchange for $4.3 million of the outstanding principal balance of the Note and $1.7 million of accrued interest. Additionally, upon satisfaction of all applicable closing conditions, including, without limitation, the Company having obtained any stockholder approval required for the consummation of the transactions and the issuance of the common stock issuable upon the conversion of all of the shares of Series A Preferred Stock (unless waived by the applicable other party), in the final exchange (the “Final Series A Exchange”), the parties agreed to exchange the remaining $16.7 million of the outstanding principal balance subject to the Series A Exchanges for 9,000 shares of Series A Preferred Stock on a date mutually agreed to by the Company and the Investor. The Company determined that the parties’ obligation to exchange the remaining $16.7 million of the outstanding principal balance subject to the Series A Exchanges for 9,000 shares of Series A Preferred Stock in the Final Series A Exchange represented an embedded conversion feature that did not require bifurcation and separate valuation because it would not meet the definition of a derivative, if freestanding, under ASC 815, Derivatives and Hedging (“ASC 815”), as net settlement could not be achieved.

The Company analyzed the changes made to the Note under the First Exchange Agreement under ASC 470-50 to determine if extinguishment accounting was applicable. Under ASC 470-50-40-10, a modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date is always considered substantial and requires extinguishment accounting. Since the First Exchange Agreement added a substantive conversion option, the Company determined that extinguishment accounting was applicable. In accordance with the extinguishment accounting guidance, the Company recorded a loss on extinguishment of $1.3 million which represented the difference between (a) the fair value of the modified Note and the 6,000 shares of Series A Preferred Stock issued in the Initial Series A Exchange and (b) the carrying amount of the Note and the fair value of the bifurcated embedded derivative immediately prior to giving effect to the First Exchange Agreement.

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

On November 27, 2023, the Company entered into an Exchange Agreement (the “Second Exchange Agreement”) with the Investor under which the Company and the Investor agreed to exchange (the “Series B Exchange”), (i) all of the existing shares of Series A Preferred Stock issued to the Investor in the Initial Series A Exchange, (ii) the right to exchange the shares of Unissued Series A Preferred Stock for an additional $16.7 million of principal of the Note, and (iii) $60.3 million of the outstanding principal under the Note for 55,000 shares of a newly authorized series of preferred stock of the Company designated as Series B Preferred Convertible Stock (the “Series B Preferred Stock,” and collectively with the Series A Preferred Stock, the “Preferred Stock”),”), the terms of which were set forth in a Certificate of Designations of Rights and Preferences of Series B Convertible Preferred Stock of RYVYL Inc. (the “Series B Certificate of Designations”), which the Company filed with the Nevada Secretary of State prior to the initial issuance of any shares of Series B Preferred Stock. The Series B Preferred Stock is further described in Note 10, Equity, of this Report. As additional consideration for the Series B Exchange, the Company also agreed to make a cash payment to the Investor in the amount of $3.0 million. As part of the Second Exchange Agreement, the Investor also agreed to forbear from requiring the repayment of the Note (to the extent such repayment obligation arises solely as a result of the occurrence of the maturity date and not with respect to any event of default or redemption rights in the Note or pursuant to the Indenture (as such term is defined in the Second Exchange Agreement)) during the period from November 5, 2024 through, and including, April 5, 2025; and to extend the waiver of payment of interest under the Note through July 1, 2024.

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

Forbearance Agreement

On May 17, 2024, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with the Investor pursuant to which the Investor, in consideration for the Company’s cash payment in the amount of $80,000 as an advance payment of a portion of the next interest payment, in the estimated amount of $380,000, that was due and payable under the Note on October 1, 2024, agreed to further forbear from requiring the repayment of the Note (to the extent such repayment obligation arises solely as a result of the occurrence of the maturity date and not with respect to any event of default or redemption rights in the Note or pursuant to the Indenture) during the period from April 5, 2025 through, and including, April 5, 2026. The Company analyzed the changes made to the Note under the Forbearance Agreement under ASC 470-60 to determine if the transaction qualified as a troubled debt restructuring. For a debt restructuring to be considered troubled, the debtor must be experiencing financial difficulties and the creditor must have granted a concession. The Company considered the indicators of financial difficulties provided in ASC 470-60 and determined that one or more indicators were present at the time the Forbearance Agreement was entered into, such as the existence of substantial doubt about the Company’s ability to continue as a going concern. Furthermore, the Company determined that the effective borrowing rate on the Note decreased as a result of the changes made to the Note under the Forbearance Agreement and, as such, the Investor granted a concession on the debt. As a result, the changes made to the Note under the Forbearance Agreement were accounted for as a troubled debt restructuring. However, no restructuring gain or corresponding adjustment to the carrying amount of the Note was recorded because the net carrying amount of the Note at the time the Forbearance Agreement was entered into was less than the total undiscounted future principal and interest payments of the restructured Note. The $80,000 cash payment made to the Investor in connection with the Forbearance Agreement was treated as a lender fee and expensed as incurred under the troubled debt restructuring model.

Preferred Stock Repurchase and Note Repayment Agreement

On January 23, 2025, the Company entered into a Preferred Stock Repurchase and Note Repayment Agreement (the “Repurchase Agreement”) with the Investor, which provided for repayment of the outstanding balance of the Note. Pursuant to terms of the Repurchase Agreement, in consideration for an aggregate payment of $17.0 million by the Company to the Investor (the “Repurchase Price”), (i) the entire outstanding principal balance of the Note, including all accrued and unpaid interest, would be deemed to have been paid and (ii) all outstanding shares of Series B Preferred Stock held by the Investor would be repurchased by the Company. The Repurchase Agreement provided for the payment of the Repurchase Price in two installments, the first in the amount of $13.0 million (the “First Installment”), which was paid on January 27, 2025. The second installment, in the amount of $4.0 million (the “Second Installment”), which was due and payable on or before April 30, 2025 (the “Second Installment Date”), and the maturity date of the Note was advanced to such date. Upon the payment of the First Installment, all shares of Series B Preferred Stock held by the Investor were repurchased and the outstanding balance of the Note was reduced to $4.0 million.

The Repurchase Agreement further provided that, during the period from the payment of the First Installment until the Second Installment Date, no interest would accrue on the remaining balance of the Note and certain restrictive covenants under the Note would be temporarily waived. If the Company failed to make the Second Installment on or before the Second Installment Date, then interest would continue to accrue again on the outstanding balance of the Note and all other terms of the Note would also be restored as they were prior to the date the First Installment was paid. The Company did not make the second installment payment of $4.0 million by April 30, 2025.

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

During the year ended December 31, 2022, the Investor converted $8.55 million of the outstanding Note principal balance into 17,106 shares of the Company’s common stock at a weighted average conversion price of $50.05 per share. In addition, the Company paid the Investor $6.9 million in January 2022 in exchange for the cancellation of $6.0 million of the outstanding principal balance. During the year ended December 31, 2023, the Investor converted $1.65 million of the outstanding Note principal balance into 15,083 shares of the Company’s common stock at a weighted average conversion price of $41.30 per share. During the year ended December 31, 2024, the Investor converted $0.9 million of the outstanding Note principal balance into 23,523 shares of the Company’s common stock at a weighted average conversion price of $38.50 per share. During the year ended December 31, 2025, the Investor converted the remaining $4.0 of the outstanding Note principal balance into 203,396 shares of the Company’s common stock at a weighted average conversion price of $20.30 per share.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ranking

The Note was the senior unsecured obligation of the Company and not the financial obligation of our subsidiaries. Until such date as the principal amount of the Note was $5 million or less, all payments due under the Note would be senior to all other indebtedness of the Company and/or any of its subsidiaries.

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

We were required to pay, on the Maturity Date, all outstanding principal, accrued and unpaid interest and accrued and unpaid late charges on such principal and interest, if any.

As part of the Restructuring Agreement entered into with the Investor on August 16, 2022 (the “Restructuring Agreement”), the Company obtained a forbearance of the Maturity Date from November 5, 2023 to November 5, 2024. As part of the Second Exchange Agreement entered into with the Investor on November 27, 2023, the Company obtained a further forbearance of the Maturity Date from November 5, 2024 to April 5, 2025. Pursuant to the terms of the Repurchase Agreement entered into with the Investor on January 23, 2025, the Maturity Date was advanced to April 30, 2025 upon the payment of the First Installment on January 27, 2025. The convertible note was fully retired during the second quarter of 2025.

Interest

The Note accrued interest at the rate of 8% per annum which (a) commenced accruing on the date of issuance, (b) was computed on the basis of a 360-day year and twelve 30-day months and (c) was payable in cash quarterly in arrears on the first trading day of each calendar quarter or otherwise in accordance with the terms of the Note. If the holder elected to convert or redeem all or any portion of the Note prior to the Maturity Date, all accrued and unpaid interest on the amount being converted or redeemed would also be payable. If the Company elected to redeem all or any portion of the Note prior to the Maturity Date, all accrued and unpaid interest on the amount being redeemed would also be payable. The interest rate of the Note would automatically increase to 15% per annum upon the occurrence and continuance of an event of default (See “Events of Default” below).

Subject to the satisfaction of certain equity conditions, the terms of the Restructuring Agreement required the holder to voluntarily convert certain interest payments when due under the Note at 95% of the lower of (i) the then in effect conversion price and (ii) the lowest volume weighted average price of our common stock during the five trading days immediately prior to such conversion.

As part of the First Exchange Agreement, the Investor agreed to waive any interest that would otherwise accrue on the Note during the period commencing on April 1, 2023 through, and including, December 31, 2023. As part of the Second Exchange Agreement, the Investor agreed to extend the waiver of payment of interest under the Note through July 1, 2024. Pursuant to the terms of the Repurchase Agreement, no interest would accrue on the remaining balance of the Note during the period from the payment of the First Installment until the Second Installment Date. The convertible note was fully retired during the second quarter of 2025.

Late Charges

The Company was required to pay a late charge of 15% on any amount of principal or other amounts that are not paid when due.

Conversion

Fixed Conversions at Option of Holder

The holder of the Note could convert all, or any part, of the outstanding principal and interest of the Note, at any time at such holder’s option, into shares of our common stock at an initial fixed conversion price, which is subject to:

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

1-Year Alternate Optional Conversion

At any time following the first anniversary of the issuance date of the Note, but only if the closing bid price of our common stock on the immediately prior trading day is less than $6.50, the holder of the Note would have the option to convert, at such holder’s option, pro rata, up to $30 million of the principal amount of the Note (in $250,000 increments) at the “alternate optional conversion price,” which was equal to the lower of (i) the then in effect conversion price and (ii) the greater of (x).the Note’s $1.67 floor price or (y) 98% of the market price on the conversion date.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alternate Event of Default Optional Conversion

If an event of default had occurred under the Note, the holder could alternatively elect to convert the Note (subject to an additional 15% redemption premium) at the “alternate event of default conversion price” equal to the lesser of:

●	the fixed conversion price then in effect; and

the greater of:

●	the floor price; and

●	80% of the lowest volume weighted average price of our common stock during the five trading days immediately prior to such conversion.

Beneficial Ownership Limitation

The Note could not be converted, and shares of common stock could not be issued under the Note if, after giving effect to the conversion or issuance, the applicable holder of the Note (together with its affiliates, if any) would beneficially own in excess of 4.99% of the Company’s outstanding shares of common stock, which is referred to herein as the “Note Blocker”. The Note Blocker could be raised or lowered to any other percentage not in excess of 9.99% at the option of the applicable holder of the Note, except that any raise could only be effective upon 61 days’ prior notice to us.

Change of Control Redemption Right

In connection with a change of control of the Company, the holder could require us to redeem in cash, all or any portion, of the Note at a 15% redemption premium to the greater of the face value, the equity value of our Common Stock underlying the Note, and the equity value of the change of control consideration payable to the holder of our common stock underlying the Note.

The equity value of our common stock underlying the Note was calculated using the greatest closing sale price of our common stock during the period immediately preceding the consummation or the public announcement of the change of control and ending the date the holder gave notice of such redemption.

The equity value of the change of control consideration payable to the holder of our common stock underlying the Note was calculated using the aggregate cash consideration and aggregate cash value of any non-cash consideration per share of our common stock to be paid to the holders of our common stock upon the change of control.

Events of Default

Under the terms of the First Supplemental Indenture, the events of default contained in the Base Indenture did not apply to the Note. Rather, the Note contained standard and customary events of default including but not limited to: (i) the suspension from trading or the failure to list the Company’s common stock within certain time periods; (ii) failure to make payments when due under the Notes; and (iii) bankruptcy or insolvency of the Company.

If an event of default occurred, the holder could require us to redeem all or any portion of the Note (including all accrued and unpaid interest and late charges thereon), in cash, at a 15% redemption premium to the greater of the face value and the equity value of the Company’s common stock underlying the Note.

The equity value of the Company’s common stock underlying the Note was calculated using the greatest closing sale price of the Company’s common stock on any trading day immediately preceding such event of default and the date the Company makes the entire payment required.

Company Optional Redemption Rights

At any time no event of default existed, the Company could redeem all, but not less than all, of the Note outstanding in cash all, or any portion, of the Note at a 5% redemption premium to the greater of the face value and the equity value of the Company’s common stock underlying the Note.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The equity value of the Company’s common stock underlying the Note was calculated using the greatest closing sale price of the Company’s common stock on any trading day during the period commencing on the date immediately preceding such date the Company notified the applicable holder of such redemption election and the date the Company made the entire payment required.

The following table provides a summary of the changes in the Note balance from inception through December 31, 2025 (in thousands):

Balance, December 31, 2020	$-
Convertible debentures issued	100,000
Derivative liability	(21,580)
Original issue discount of 16%	(16,000)
Placement fees and issuance costs	(7,200)
Accretion and write-off of debt discount	3,435
Balance, net of unamortized debt discount of $41,345 - December 31, 2021	58,655
Repayments and conversion	(14,550)
Accretion and write-off of debt discount	16,996
Balance, net of unamortized debt discount of $24,349 - December 31, 2022	61,101
Repayments and conversion	(66,250)
Accretion and write-off of debt discount	20,443
Balance, net of unamortized debt discount of $3,906 - December 31, 2023	15,294
Conversions	(900)
Accretion and write-off of debt discount	2,351
Balance, net of unamortized debt discount of $1,556 – December 31, 2024	16,745
Repayments and conversions	(18,300)
Accretion and write-off of debt discount	1,555
Balance, net of unamortized debt discount of $0 – December 31, 2025	$-

The Note was fully retired during the second quarter of 2025. The Company recorded debt discount accretion of $0.2 million and $2.3 million for the years ended December 31, 2025, and 2024, respectively.

The Company incurred Convertible Note interest expense of $0.1 million and $0.7 million for the years ended December 31, 2025, and 2024, respectively.

Derivative Liability

The senior convertible note contained embedded derivatives representing certain conversion features, redemption rights, and contingent payments upon the occurrence of certain events of default. The Company determined that these embedded derivatives required bifurcation and separate valuation.

The Company utilized a binomial lattice model to value its bifurcated derivatives included in the Note. ASC 815 does not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be combined and fair-valued as a single compound embedded derivative. The Company selected a binomial lattice model to value the compound embedded derivative because it believed this technique was reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the Note. Such assumptions included, among other inputs, stock price volatility, risk-free rates, credit risk assumptions, early redemption and conversion assumptions, and the potential for future adjustment of the conversion price due to triggering events. Additionally, there were other embedded features of the Note requiring bifurcation, other than the conversion features, which were deemed to have no value

The following table provides a summary of the changes in the derivative liability balance from inception through December 31, 2025 (in thousands):

Balance, December 31, 2021	$18,735
Change in fair value 2022	(18,480)
Balance, December 31, 2022	255
Increase in derivative liability upon extinguishment of debt	6,312
Change in fair value 2023	(6,548)
Balance, December 31, 2023	19
Change in fair value 2024	(15)
Balance, December 31, 2024	4
Decrease in derivative liability upon extinguishment of debt	(4)
Balance, December 31, 2025	$-

Small Business Association CARES Act Loans

On June 9, 2020, the Company entered into a 30-year loan agreement with the Small Business Association (“SBA”) under the CARES Act in the amount of $149,900. The loan bears interest at 3.75% per annum and requires monthly principal and interest payments of $731 beginning June 9, 2021. Both the Chief Executive Officer and Chairman of the Company signed personal guarantees under this loan. As of December 31, 2025, the loan is not in default.

On May 8, 2020, Charge Savvy, a wholly owned subsidiary of the Company, entered into a 27-year loan agreement with the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in the amount of $150,000. The loan bears interest at 3.75% per annum and required principal and interest payments of $731 beginning on May 8, 2021, which were subsequently deferred to November 8, 2022. On August 4, 2021, Charge Savvy was granted a loan increase in the amount of $350,000 on identical terms as the initial loan, for an aggregate loan amount of $500,000. Monthly principal and interest payments on the aggregate loan are $2,477 and began on November 8, 2022. Pursuant to the terms of Security Agreements executed in connection with this loan, the SBA was granted a security interest in all tangible and intangible personal property of Charge Savvy. As of December 31, 2025, the loan is not in default.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Equity

Underwritten Public Offering

On July 16, 2025, the Company sold an aggregate of 439,560 shares of common stock (or prefunded warrants in lieu thereof) and common warrants to purchase up to 439,560 shares of common stock, at a combined offering price of $13.65 per share and accompanying warrant. The Company received net proceeds from the offering, after deducting placement agent fees and other offering expenses (excluding proceeds to the Company, if any, from the future exercise of the common warrants) of approximately $5.3 million. The common warrants have an exercise price of $13.65 per share, are immediately exercisable upon issuance, and expire on the five-year anniversary of the original issuance date. Through December 31, 2025, a total of 112,676 common warrants were exercised for total proceeds of $1.54 million.

Convertible Preferred Stock

As of December 31, 2025, and 2024, preferred stock consisted of the following (in thousands, except number of shares):

	December 31, 2025
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series C	50,000	50,000	$6,500	$6,500	205,775
Undesignated preferred shares	4,880,000	-	-	-	-
Total Preferred Stock	4,930,000	50,000	$6,500	$6,500	205,775

	December 31, 2024
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series B	55,000	53,499	71,622	61,524	491,493
Undesignated preferred shares	4,930,000	-	-	-	-
Total Preferred Stock	4,985,000	53,499	$71,622	$63,250	491,493

Series A and Series B Preferred Stock

On July 31, 2023, the Company issued 6,000 shares of Series A Preferred Stock in exchange for $4.3 million of the outstanding principal balance of the Note, which was due April 5, 2025 and $1.7 million of accrued interest pursuant to the First Exchange Agreement entered into with the Investor on July 25, 2023. The Series A Preferred Stock had a stated value of $1,000 per share and a fair value of approximately $1,111 per share at issuance, as determined by a valuation performed by third-party experts. On November 29, 2023, the existing shares of Series A Preferred Stock issued to the Investor were forfeited to the Company by the Investor and the Company issued 55,000 shares of Series B Preferred Stock, along with a cash payment of $3.0 million, in exchange for $60.3 million of the outstanding principal balance of the Note pursuant to the Second Exchange Agreement entered into with the Investor on November 27, 2023. The Series B Preferred Stock had a stated value of $1,000 per share and a fair value of approximately $1,339 per share at issuance, as determined by a valuation performed by third-party experts.

On January 27, 2025, all shares of Series B Preferred Stock held by the Investor were repurchased upon payment of the First Installment Payment pursuant to the Repurchase Agreement entered into with the Investor on January 23, 2025. All previously issued Series A and Series B preferred shares were cancelled.

Series C Convertible Preferred Stock

On October 6, 2025, the Company entered into a Securities Purchase Agreement (the “Series C Purchase Agreement”) with RTB, pursuant to which the Company sold an aggregate of 50,000 shares of its Series C convertible preferred stock, par value $0.01 per share (the “Series C Preferred Stock”) to RTB in a private placement (the “PIPE Financing”), which closed on October 7, 2025. Each share of Series C Preferred Stock had a stated value of $100 and was sold at a purchase price of $0.40 per share to RTB for gross proceeds of $5,000,000 to the Company. The Series C Purchase Agreement memorialized that the purchase by RTB of the Series C Preferred Stock is in furtherance of maintaining the Company’s required capital during the period prior to the closing of the Merger, and that regardless of whether the Merger takes place, the Series C Preferred Stock shall be dilutive of the economics or voting of the Company’s shares of common stock only at such times as the Merger Agreement is effective. The Series Purchase Agreement specifies that solely in the event of a Material Breach Event (as defined in the Series C Purchase Agreement), the Company shall issue to RTB warrants to purchase common stock, as outlined in the Series C Purchase Agreement.

On December 9, 2025, the Company and RTB executed an amendment to the Series C Purchase Agreement (“First Amendment to Series C Purchase Agreement”), pursuant to which the original purchase price for the 50,000 Series C Preferred Stock shares was increased to $6,500,000 (an increase of $1,500,000) and the stated value per share was increased to $130 (an increase of $30). All other provisions of the Series C Purchase Agreement remained the same.

The Series C Convertible Preferred Stock is classified within permanent equity, as its embedded features are indexed to the Company’s own stock and it is not mandatorily redeemable, thereby not representing an unconditional obligation to transfer cash or other assets. Accordingly, the instrument meets the criteria for equity classification under ASC 815-40, Derivatives and Hedging—Contracts in an Entity’s Own Equity, and ASC 480, Distinguishing Liabilities from Equity. The Series C Convertible Preferred Stock was recorded in the accompanying consolidated balance sheets at its issuance-date fair value and is presented within stockholders’ equity.

The holders of the Series C Preferred Stock have the following rights and preferences:

Voting – Each share of Series C Preferred Stock shall entitle the holders thereof to cast that number of votes equal to the number of whole shares of common stock into which such shares of Series C Preferred Stock are convertible as of the record date for determining stockholders entitled to vote on such matter, but subject to the Issuable Maximum and the Authorized Maximum (as defined in the Series C Purchase Agreement) and any other conversion limitations). The number of shares that may be voted are limited by a blocker provision in compliance with Nasdaq requirements.

Dividends – Holders shall be entitled to receive dividends on shares of Preferred Stock equal (on an as-if-converted-to-common-stock basis, disregarding for such purpose any conversion limitations hereunder) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of Preferred Stock. No such dividends have been declared to date.

Liquidation – Upon any liquidation, dissolution or winding-up of the Company, the holders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the stated value plus any accrued and unpaid dividends and any other amounts due and owing under the Certificate of Designation of the Series C Preferred Stock, for each share of Series C Preferred Stock before any distribution or payment shall be made to the holders of Junior Securities (as defined in the Series C Purchase Agreement) and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Conversion at Option of Holder – Each share of Series C Preferred Stock shall be convertible, at any time and from time to time from and after the original issue date at the option of the holders thereof, into that number of shares of common stock determined by dividing the stated value of such share of Series C Preferred Stock by $0.40, subject to certain adjustments and a price floor of $0.08.

Mandatory Redemption Upon Material Breach Event - Upon a Material Breach Event (as defined in the Series C Purchase Agreement), the Company shall redeem all outstanding shares of Series C Preferred Stock at an aggregate redemption price equal to the aggregate stated value of the shares of Series C Preferred Stock on the closing date of the Series C Purchase Agreement (as defined therein).

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes

The components of the provision for income taxes are as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$-	$-
State	4	21
International	978	977
Current income tax expense (benefit)	982	998
Deferred:
Federal	-	-
State	-	-
International	(87)	142
Deferred income tax (benefit) expense	(87)	142
Total income tax expense	$895	$1,140

Provision:
Income tax expense allocated to discontinued operations	577	750
Income tax expense allocated to continuing operations	318	390
Total income tax expense	$895	$1,140

Taxes on income vary from the statutory federal income tax rate applied to earnings before tax on income as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024
Statutory federal income tax rate of 21% applied to earnings before income taxes and extraordinary items	$(3,492)	$(5,413)
State taxes - net of federal benefit	4	16
Transaction expenses	142
Gifts	-	1
Stock compensation (ISOs)	22	74
Goodwill impairment	-	613
Changes in FV of derivative liability	-	(3)
Derecognition expense on conversion of convertible debt	(37)	126
Sale of foreign subsidiary	1,364
Foreign withholding tax	314	384
Valuation allowance	1,911	6,076
Return to provision adjustment	1,283
Others	-	53
Foreign rate difference	(616)	(787)
Total	$895	$1,140

Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation reserves at year-end, are as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024
State taxes - prior year	$2	$4
Intangible assets	4,986	5,692
Fixed assets	23	19
Allowance for credit losses	367	453
Capitalization of research and development under Sec 174	1,992	2,357
Inventory reserve	11	29
Impairment loss on investment	410	315
Goodwill	658	755
Stock compensation (RSUs and RSAs)	78	34
Lease liability	630	899
Section 163(j) limitation	1,106	685
Unicap 263A	2	-
Contingent liability	219	-
Accrued expenses	215	257
Net operating loss carryover	33,333	31,140
Total deferred tax assets	44,032	42,639

Deferred tax liabilities:
Goodwill		-
Intangible assets		-
Right of use assets	(351)	(844)
Other	-	(87)
Total deferred tax liabilities	(351)	(931)

Net deferred tax assets	43,681	41,708
Valuation allowance	(43,681)	(41,795)
Total net deferred taxes	$-	$(87)

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (ASC 740). Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

As of December 31, 2025, the Company had Federal and State Net Operating Loss (“NOL”) carryforwards of $128.5 million and $85.2 million, respectively. Under the new tax law, the Federal NOL arising in tax years ending after December 31, 2017, will be carried forward indefinitely. The Company does not have pre-tax reform Federal NOL carryforwards as of December 31, 2025. NOL carryforwards arising from tax years ending after December 31, 2017, are $128.5 million. The State NOL carryforwards will begin to expire in 2038.

As of December 31, 2025, and 2024, the Company maintained a full valuation allowance for NOL carryforward deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

The Company files a consolidated Federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated Federal income tax returns are open for years 2022 and thereafter, and state and local income tax returns are open for years 2021 and thereafter.

Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. For the tax years ended December 31, 2025, and 2024, the Company recognized no interest or penalties.

The components of loss from operations before income taxes, by jurisdiction, are as follows:

	Year Ended December 31,
	2025	2024
United States	$(15,736)	$(32,740)
Foreign*	(895)	7,055
Total loss from operations before income taxes	$(16,631)	(25,685)

*	Reported as a component of loss from discontinued operations in the consolidated statements of operations for the years ended December 31, 2025, and 2024. See Note 3, Discontinued Operations, for additional information.

Loss from operations before income taxes is derived from operations conducted in the United States and one foreign jurisdiction. Domestic results primarily reflect the Company’s U.S. operations, while foreign income substantially relates to the Company’s previously wholly owned subsidiary, Ryvyl EU. Effective June 1, 2025, the Company completed the sale of Ryvyl EU, which primarily drove the changes in the geographic mix of earnings compared to the prior year.

The Company paid income taxes to the following jurisdictions that individually represent greater than 5 percent of total income taxes paid during the years ended December 31, 2025, and 2024, respectively.

	Year Ended December 31,
	2025	2024
Federal	$-	$-
State	45	-
Foreign	761	848
Total taxes paid	$806	848

12. Stock-Based Compensation

Equity Incentive Plans

The Company adopted the 2023 Equity Incentive Plan (“2023 Plan”) on November 2, 2023, which provides employees, directors, and consultants with opportunities to acquire the Company’s shares, or to receive monetary payments based on the value of such shares. Management has determined that it is in the best interests of the Company to replace the 2020 Incentive and Nonstatutory Stock Option Plan, the 2021 Incentive and Nonstatutory Stock Option Plan, and the 2021 Restricted Stock Plan, with one plan, the 2023 Plan, pursuant to which the Company will be able to grant stock option awards, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The 2023 Plan provides for up to 145,665 shares of common stock. Grants made under the 2023 Plan will generally vest and become exercisable at various times from the grant dates. These awards will have such vesting or other provisions as may be established by the Board of Directors at the time of each award.

Stock Option Activity

The following table provides a summary of stock option activity for the year ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	16,685	$147.0
Granted	-	N/A
Exercised	-	N/A
Cancelled/forfeited/expired	(9,093)	149.60
Outstanding at December 31, 2025	7,592	$147.45

Exercisable at December 31, 2025	7,592	$147.45

There were no stock options granted or exercised during the years December 31, 2025, and 2024.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Activity

The following table provides a summary of RSA activity for the year December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	2,123	$63.70
Granted	16,733	8.68
Vested	(15,681)	13.34
Forfeited	(324)	46.23
Unvested at December 31, 2025	2,851	$43.01

The total grant date fair value of RSAs that vested was $0.2 and $0.5 million for the year ended December 31, 2025, and 2024, respectively.

The following table provides a summary of RSU activity for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	-	$-
Granted	65,371	29.61
Vested	(17,525)	28.17
Forfeited	(15,396)	31.50
Unvested at December 31, 2025	32,450	$28.96

The total grant date fair value of RSUs that vested was $0.4 million for the year ended December 31, 2025. There were no RSUs granted during the year ended December 31, 2024.

13. Leases

The Company leases office space under operating leases at three locations in the United States (California, Illinois, and Massachusetts). The Company had no finance lease obligations as of December 31, 2025.

The Company’s operating lease expense totaled $1.0 million and $1.2 million for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, the weighted-average remaining lease term was 3.0 years and the weighted average discount rate was 12.0%.

Future minimum lease payments under our operating leases and reconciliation to lease liability as of December 31, 2025, are as follows (in thousands):

Fiscal years:	Amount
2026	$968
2027	1,004
2028	1,041
Thereafter	-
Total	3,013
Less: present value discount	(498)
Operating lease liability	$2,515

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

The Company did not pay any commissions to the related parties mentioned above for the years ended December 31, 2025, and 2024.

Fredi Nisan

On September 25, 2025, the Company and Fredi Nisan (Mr. Nisan”) entered into an Advisory Services Agreement (the “Nisan Consulting Agreement”), effective as of November 1, 2025, and continuing through April 30, 2026. Pursuant to the terms and conditions of the Nisan Consulting Agreement, Mr. Nisan will provide services relating to advising the Company on strategic investor partnerships, investment relationships, exploration of merger and acquisition opportunities, corporate development, and such other revenue-generating advice and consulting as the Company may reasonably request from time to time. In consideration for his consulting services and in recognition of the services the Company has agreed to pay Mr. Nisan a cash consulting fee equal to $10,000 per month, payable within five business days after the commencement of each calendar month during the term of the Nisan Consulting Agreement. With the prior written consent from the Company, the company is required to reimburse Mr. Nisan for preapproved out-of-pocket travel expenses incurred by Mr. Nisan on behalf of the Company.

Ben Errez

On August 15, 2025, The Company and Mr. Errez entered into an Advisory Services Agreement (the “Errez Consulting Agreement”), effective as of September 1, 2025, and continuing through February 28, 2026. Pursuant to the terms and conditions of the Errez Consulting Agreement, Mr. Errez will provide services relating to advising the Company on strategic investor partnerships, investment relationships, exploration of merger and acquisition opportunities, corporate development, and such other revenue-generating advice and consulting as the Company may reasonably request from time to time. In consideration for his consulting services and in recognition of the services the Company has agreed to pay Mr. Errez a cash consulting fee equal to $10,000 per month, payable within five business days after the commencement of each calendar month during the term of the Errez Consulting Agreement. With the prior written consent from the Company, the company is required to reimburse Mr. Errez for preapproved out-of-pocket travel expenses incurred by Mr. Errez on behalf of the Company.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies

Purchase Commitments

Aside from the Company’s operating lease commitments, which are disclosed in Note 13, Leases, of this Report, the Company also has the following non-cancellable purchase commitments under services contracts with vendors for software products, as of December 31, 2025:

Fiscal years:	Amount
2026	$198
2027	198
2028	16
-
Total	$412

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

Employment Agreements

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on September 24, 2025, on September 22, 2025, the Company entered into an employment agreement with Mr. Oliva in connection with the continuation of his role as Chief Financial Officer of the Company (the “Employment Agreement”). The employment agreement will be effective upon consummation of the Merger Agreement (see below). Pursuant to the Employment Agreement, Mr. Oliva will continue his employment on an “at-will” basis with compensation to be set by the Company’s management team on an annual basis, eligibility for bonuses in accordance with the Company’s applicable bonus programs, and eligibility for other benefits such as participation in any retirement plans and insurance plans. The Company may terminate the Employment Agreement for cause and Mr. Oliva may terminate the Employment Agreement for good reason, both as further described in the Employment Agreement, and both the Company and Mr. Oliva may also terminate without cause subject to fifteen prior days’ notice. Upon termination for cause (by the Company) or without cause (by Mr. Oliva), the Company will pay for any earned but unpaid base salary, bonus, and vested benefits through the date of termination. In addition to the foregoing, in the case of termination without cause (by the Company) or for good reason (by Mr. Oliva), the Company will also pay Mr. Oliva severance in the amount of twelve months salary to be paid in twelve equal instalments, all vested equity awards will be fully vested, and continue to cover Mr. Oliva’s group health plan premium for a period of twelve months. The Employment Agreement contains standard covenants by the Company and Mr. Oliva, including as it relates to confidentiality and indemnification, and defines the duties and responsibilities of Mr. Oliva’s continued employment with the Company.

Merger Agreement with RTB Digital, Inc.

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on October 2, 2025, on September 28, 2025, the Company, RYVYL Merger Sub Inc., a Delaware corporation and wholly owned direct subsidiary of the Company (“Merger Sub”), and RTB Digital, Inc., a Delaware corporation (“RTB”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into RTB (the “Merger”), with RTB surviving the Merger as a wholly-owned subsidiary of the Company (the corporation surviving the Merger, the “Surviving Corporation”). At the effective time of the Merger (the “Effective Time”), among other things, a number of shares of RTB capital stock will be exchanged for shares of common stock equal to an exchange ratio calculated pursuant to the terms set forth in the Merger Agreement, as consideration for the Merger. In addition, the Company will assume a number of securities of RTB, including an outstanding convertible loan note and the interest due thereon, certain unexercised warrants and the RTB equity award plans. Upon the consummation of the Merger, the Company will be renamed “RTB Digital, Inc.” The Company will also pay to its financial advisor a cash fee and issue a number of shares of common stock for its services in connection with the merger transaction, which we estimate will be approximately $1.1 million.

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

The Merger Agreement provides that the parties will use their respective reasonable best efforts to take all actions reasonably necessary, proper or advisable to consummate and make effective, as promptly as reasonably practicable, the transactions contemplated by the Merger Agreement. The consummation of the Merger is subject to the satisfaction or waiver of customary conditions pursuant to the terms set forth in the Merger Agreement. Following the Merger, RTB’s business will be the primary business of the combined companies, but the Company will continue its current operations, thereafter. The Merger is expected to close during the second quarter of 2026. See Note 16, Subsequent Events, of this Report for additional details.

Legal Proceedings

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

●

On December 12, 2022, Jacqueline Dollar (a/k/a Jacqueline Reynolds), former Chief Marketing Officer of the Company, filed a complaint against the Company, Fredi Nisan, and Does 1-20 in San Diego Superior Court. Ms. Dollar is alleging she was undercompensated compared to her male counterparts and retaliated against after raising concerns to management resulting in sex discrimination in violation of the California Fair Employment and Housing Act (“FEHA”) and failure to prevent discrimination in violation of FEHA. Ms. Dollar is also claiming intentional infliction of emotional distress. Ms. Dollar is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. On January 21, 2026, Ms. Dollar filed a notice of conditional settlement of entire case with the Court. The parties have since entered into a confidential settlement agreement.

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

●	On February 1, 2023, a putative class action lawsuit titled Cullen v. RYVYL Inc. fka GreenBox POS, et al., Case No. 3:23-cv-00185-GPC-AGS, was filed in the United States District Court for the Southern District of California against several defendants, including the Company and certain of our current and former directors and officers (the “Cullen Defendants”). The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between January 29, 2021 and January 20, 2023. The complaint alleged that the Cullen Defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act by making false and/or misleading statements regarding the Company’s financial controls, performance and prospects. On June 30, 2023, the plaintiff filed an amended complaint. On March 1, 2024, the Court issued an order granting in part and denying in part defendants’ motions to dismiss, which included dismissing all Securities Act claims and narrowing the potential class period. The plaintiff filed a second amended complaint on April 30, 2024, which alleges claims against the Cullen Defendants under Exchange Act Sections 10(b) and 20(a) only and a class period of May 13, 2021 through January 20, 2023. The Company filed its motion to dismiss the second amended complaint on July 1, 2024. On October 21, 2024, the Court issued an order granting in part and denying in part defendants’ motions to dismiss. The scope of the remaining claims is consistent with the Court’s last motion to dismiss decision dated March 1, 2024. On November 12, 2024, Plaintiff filed a Third Amended Complaint, which asserts the same legal causes of action and proposed class period as the previous complaint. On February 28, 2025, the Parties executed a Memorandum of Understanding (“MOU”) that reflects their agreement in principle to settle the claims asserted in this class action. On July 9, 2025, the Parties executed the Stipulation and Agreement of Settlement (“Stipulation of Settlement”). On July 15, 2025, Plaintiff filed its Unopposed Motion for Preliminary Approval of Class Action Settlement. The Stipulation of Settlement provides for the full resolution and release of all claims against the Cullen Defendants in exchange for $300,000 in cash (“Cash Settlement Amount”), 700,000 freely tradable shares of the Company’s common stock (“Settlement Shares”), and a put option that, together with the Cash Settlement Amount and Settlement Shares, requires that the combined value of the settlement consideration shall be no less than $1,000,000. On August 20, 2025, the Court issued an Order Provisionally Approving Certification of the Proposed Settlement Class and Granting Preliminary Approval of the Class Action Settlement. On December 19, 2025, the Court granted the Motion for Final Approval of the Settlement.

●	On June 22, 2023, a shareholder derivative complaint was filed in the United States District Court for the Southern District of California against certain of the Company’s current and/or former officers and directors (the “Hertel Defendants”), Christy Hertel, derivatively on behalf of RYVYL Inc., f/k/a GreenBox POS v. Ben Errez et al., Case No. 3:23-CV-01165-GPC-SBC. On August 4, 2023, a second shareholder derivative complaint was filed in the United States District Court for the Southern District of California against the Hertel Defendants, Marcus Gazaway, derivatively on behalf of RYVYL Inc., f/k/a GreenBox POS v. Ben Errez et al., Case No. 3:23-CV-01425-LAB-BLM. Both derivative complaints generally allege that the Hertel Defendants failed to implement adequate internal controls that would prevent false and misleading financial information from being published by the Company and that controlling shareholders participated in overpayment misconduct resulting in violations of Sections 10(b), 14(a) and 20 of the Exchange Act and breached their fiduciary duties and, purportedly on behalf of the Company. On April 2, 2024, the Court granted the parties’ joint motion for an order consolidating the Hertel and Gazaway cases under the caption In re RYVYL Inc. Derivative Litigation, Lead Case No. 3:23-CV-01165-GPC-SBC (S.D. Cal.). On May 6, 2024, the Court issued an order staying the action until after the final resolution of any motion to dismiss the securities class action detailed above. On May 1, 2024, a third nearly identical shareholder derivative complaint was filed in Clark County, Nevada by plaintiff Christina Brown, derivatively on behalf of RYVYL, Inc., v. Ben Errez et al., Case No. A-24-892382-C.

The Complaints seeks damages and contribution from the Hertel Defendants and a direction that the Company and the Hertel Defendants take actions to reform and improve corporate governance and internal procedures to comply with applicable laws. The Hertel Defendants deny all allegations of liability and intend to vigorously defend against all claims. On May 8, 2025, all parties reached an agreement in principle to fully resolve and settle all claims alleged in the lawsuits, and on September 30, 2025 they filed a Stipulation and Agreement of Settlement. On November 14, 2025, the Court granted the parties’ Joint Motion for Preliminary Approval of Settlement. On December 12, 2025, the parties filed a Joint Motion for Final Approval of Settlement, which was set for hearing on January 9, 2026. On January 13, 2026, the Court granted the Motion for Final Approval of the Settlement.

●	On October 1, 2023, the Company filed a demand for arbitration against Sky Financial with the American Arbitration Association in San Diego, California (the “Arbitration”). In the Arbitration, the Company seeks to recover for breach of contract and Sky Financial’s failure to perform its obligations On October 2, 2023, the Company filed a complaint against Sky Financial in San Diego Superior Court asserting the same claims asserted in the Arbitration, solely to toll any applicable statutes of limitations pending the Arbitration and, if necessary, provide jurisdiction for the court to compel arbitration. The action seeks damages, including interest and costs of suit incurred. The parties agreed to proceed in the Arbitration and to implement the steps needed to extend the current stay of the San Diego Superior Court action pending the Arbitration. Subsequently, the parties agreed to stay the Arbitration and attend mediation. A mediation was scheduled but then vacated by stipulation of the parties. The stay of the Arbitration has been lifted. After vigorously prosecuting its claims against Sky and Mr. Haller and vigorously defending against all claims asserted by Sky and Mr. Haller, on September 26, 2025, the parties entered into a confidential settlement agreement. On October 16, 2025, the Company filed with the San Diego Superior Court a Request for Dismissal, dismissing the case with prejudice.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	On June 25, 2024, J. Drew Byelick, a former Chief Financial Officer of the Company, filed a complaint against the Company in the United States District Court for the Southern District of California, Case No. ‘24CV1096 JLS MSB. Mr. Byelick alleged breach of contract, fraudulent inducement of employment, along with intentional misrepresentation and concealment. The Company moved to dismiss the complaint for failure to state a claim and for other violations of the federal rules of civil procedure. The Court granted that motion on December 20, 2024, but permitted Mr. Byelick to file an amended complaint. Mr. Byelick filed his first amended complaint on January 19, 2025, asserting the same core claims. The Company moved to dismiss the first amended complaint for similar reasons as its motion to dismiss the original complaint. The Court granted that motion, in part, on April 18, 2025, ruling that Mr. Byelick was incapable of pleading certain claims (and dismissing those claims) but adequately pled others for purposes of a motion to dismiss only. Mr. Byelick subsequently filed a motion for partial summary judgment, which the Court denied in full as premature. The parties are currently engaged indiscovery. Given the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●	On July 2, 2025, Plaintiff Kapcharge USA Inc. commenced a lawsuit against Defendants Ryvyl Inc., FFS Data Corporation, CML Management, LLC and Cynthia Lambert in San Diego Superior Court, Case No. 25CU035045C. This lawsuit stems from a dispute between Kapcharge on the one hand and FFS Data Corporation (“FFS”), and CML Management, LLC on the other hand, related to a payment processor agreement between Kapcharge and FFS. Kapcharge alleges causes of action for Conversion, Money Had and Received, Violation of Penal Code § 496, Restitution, Breach of Contract (against FFS, CML, and Lambert), and Unfair Competition in Violation of California Business and Professions Code § 17200 et seq. The Company denies all allegations of liability and intends to vigorously defend against all claims. Kapcharge filed a demurrer on August 28, 2025 related to the causes of action for Conversion and Violation of Penal Code § 496. On April 8, 2026, Kapcharge and Ryvyl filed a stipulation for stay of the proceedings and to continue the demurrer hearing while Ryvyl and Kapcharge explore settlement discussions

●	On July 15, 2025, Plaintiff Rachael Mora filed a complaint against the Company, Fredi Nisan, and Does 1-20 in San Diego Superior Court. Ms. Mora is alleging sex discrimination and sexual favoritism in violation of the California Fair Employment and Housing Act (“FEHA”), and failure to prevent discrimination in violation of FEHA. Ms. Mora is also claiming retaliation and negligent supervision/negligent retention. Ms. Mora is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims.

●	On December 29, 2025, Plaintiff Ellenoff, Grossman & Schole LLP (“EGS”), filed a complaint against the Company in the Supreme Court of the State of New York County of New York. EGS is alleging breach of contract, account stated, and quantum meriut. The Company denies liability and intends to vigorously defend against all claims. Given the stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●	On March 16, 2026, Plaintiff Ideyalabs, LLC (“Ideyalabs”), filed a complaint against the Company and two of its wholly owned subsidiaries in San Diego Superior Court, Case No. 26CU014745C. Ideyalabs alleged breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. The Company denies liability and intends to vigorously defend against all claims. Given the stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

RYYVL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Subsequent Events

Merger Agreement with RTB Digital, Inc.

As previously announced, the Company is in the final stages of completing a merger with RTB. On April 1, 2026, the stockholders of the Company approved the merger transaction under the Merger Agreement dated September 28, 2025, pursuant to which Merger Sub will merge with and into RTB (the “Merger Transaction”), with RTB surviving as a wholly owned subsidiary of the Company (the “Surviving Corporation”). The Company’s initial listing application for the combined company for the Nasdaq Capital Market is pending approval, and the approval is the final condition precedent to consummation of the Merger Transaction.

Compliance with Nasdaq’s Stockholders’ Equity Rule

As of December 31, 2025, the Company’s consolidated stockholders’ equity was $0.7 million, which is below the minimum stockholders’ equity requirement of $2.5 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). Following the closing of the Merger Transaction, the preliminary equity calculation of the Surviving Corporation is anticipated to be greater than $20.0 million, which is above the requirement under the Stockholders’ Equity Rule.