Form 10-Q
period 2026-03-31
RYVYL Inc.
filed 2026-05-14
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from                             to

Commission file number: 001-34294

RTB DIGITAL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3111 Camino Del Rio North, Suite 400 San Diego, CA	92108
(Address of principal executive offices)	(Zip Code)

(855) 201-1613

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	RTB	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of May 12, 2026, the Registrant had 1,281,009 shares of common stock, $0.001 par value per share, outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RYVYL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash	$5,506	$7,425
Restricted cash	253	7
USDC	1,500	1,500
Accounts receivable, net of allowance for credit losses of $13 and $34, respectively	922	1,114
Prepaid and other current assets	1,072	1,091
Total current assets	9,253	11,137
Non-current Assets:
Intangible assets, net	227	255
Operating lease right-of-use assets, net	150	1,401
Other assets	269	308
Total non-current assets	646	1,964
Total assets	$9,899	$13,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,623	$2,237
Accrued liabilities	5,470	6,634
Payment processing liabilities, net	44	418
Current portion of operating lease liabilities	754	705
Other current liabilities	13	16
Total current liabilities	8,904	10,010
Long term debt, net of debt discount	611	613
Operating lease liabilities, less current portion	1,356	1,810
Total liabilities	10,871	12,433
Commitments and contingencies (Note 14)

Stockholders’ (Deficit) Equity:
Convertible Preferred stock: $0.01 par value; 5,000,000 shares authorized Preferred stock, Series C, par value $0.01, 4,930,000 shares authorized; 50,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	1	1
Common stock, par value $0.001, 100,000,000 shares authorized; 1,277,676 and 1,037,458 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	37	36
Additional paid-in capital	199,208	197,564
Accumulated deficit	(200,218)	(196,933)
Total stockholders’ (deficit) equity	(972)	668
Total liabilities and stockholders’ (deficit) equity	$9,899	$13,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$2,535	$2,769
Cost of revenue	1,414	1,400
Gross profit	1,121	1,369

Operating expenses:
Research and development	75	448
General and administrative	767	1,140
Payroll and payroll taxes	784	2,623
Professional fees	1,184	1,019
Stock compensation expense	376	55
Depreciation and amortization	33	82
Impairment of ROU asset	932	-
Restructuring charges	13	403
Total operating expenses	4,164	5,770
Loss from operations	(3,043)	(4,401)

Other income (expense):
Interest expense	(6)	(1,229)
Legal settlements expense	(200)	-
Accretion of debt discount	-	(128)
Other (expense) income, net	(32)	47
Total other expense, net	(238)	(1,310)

Loss from continuing operations before income taxes	(3,281)	(5,711)
Provision for income taxes	4	141
Net loss from continuing operations	(3,285)	(5,852)
Income from discontinued operations, net of tax	-	3,096
Net loss	$(3,285)	$(2,756)

Comprehensive income statement:
Net loss	$(3,285)	$(2,756)
Foreign currency translation adjustment	-	1,102
Total comprehensive loss	$(3,285)	$(1,654)

Net loss per share:
Basic and diluted	$(2.67)	$(11.67)

Weighted average number of common shares outstanding:
Basic and diluted	1,232,452	236,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional		Total
	Shares	Amount	Series C Shares	Amount	Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at December 31, 2025	1,037,458	$36	50,000	$1	$197,564	$(196,933)	$668

Issuance of common stock under equity incentive plans	11,523	-	-	-	300	-	300

Stock-based compensation	-	-	-	-	75	-	75

Common stock issued in connection with legal settlements	154,196	1	-	-	875	-	876

Common warrant exercises	74,800	-	-	-	394	-	394

Shares cancelled in connection with the net settlement of vested stock awards	(478)	-	-	-	-	-	-

Fractional shares adjustment due to reverse stock split	177	-	-	-	-	-	-

Net loss and comprehensive loss	-	-	-	-	-	(3,285)	(3,285)
Balance at March 31, 2026	1,277,676	$37	50,000	$1	$199,208	$(200,218)	$(972)

	Common Stock		Preferred Stock		Additional	Other Accumulated		Total
	Shares	Amount	Series B Shares	Amount	Paid In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Deficit
Balance at December 31, 2024	229,495	$8	53,499	$1	$179,157	$(1,251)	$(179,407)	$(1,492)

Issuance of common stock under equity incentive plans	450	-	-	-	55	-	-	55

Common stock issued for conversion of Preferred B stock	8,997	-	(400)	-	-	-	-	-

Preferred B stock repurchase	-	-	(53,099)	(1)	1	-	-	-

Capital contributions	-	-	-		9	-	-	9

Net loss and comprehensive loss	-	-	-		-	1,102	(2,756)	(1,654)
Balance at March 31, 2025	238,942	$8	-	-	$179,222	$(149)	$(182,163)	$(3,082)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RYVYL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,285)	$(2,756)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	33	133
Noncash lease expense	(86)	106
Stock compensation expense	376	55
Common stock issued in connection with legal settlements	175	-
Impairment of ROU asset	932	-
Loss on disposal of property and equipment	34	-
Restructuring charges	13	403
Accretion of debt discount	-	128
Changes in operating assets and liabilities:
Accounts receivable, net	192	118
Prepaid and other current assets	19	802
Cash due from gateways, net	-	89
Other assets	(1)	(100)
Accounts payable	386	730
Accrued and other current liabilities	(479)	(576)
Payment processing liabilities, net	(374)	(14,713)
Net cash used in operating activities	(2,065)	(15,581)
Cash flows from investing activities:
Purchases of property and equipment	-	(8)
Capitalized software development costs	-	(1,116)
Purchases of intangible assets	-	(145)
Net cash used in investing activities	-	(1,269)
Cash flows from financing activities:
Repayments on convertible debt	-	(13,000)
Repayments on long-term debt	(3)	(2)
Proceeds from short-term note payable	-	15,000
Proceeds from common warrant exercises	394	-
Net cash provided by financing activities	391	1,998

Effect of exchange rate changes on cash and restricted cash	-	312

Net decrease in cash and restricted cash	(1,674)	(14,540)
Cash and restricted cash – beginning of period	7,432	92,030
Cash and restricted cash – end of period	$5,758	$77,490

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$-	$380
Income taxes	$-	$498

Non-cash financing and investing activities:
Interest accrual from note payable	$-	$1,117

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

Through the fourth quarter of 2025, the Company also offered disbursement services through its internally developed disbursements platform, NEMS Core. NEMS Core was a complementary product to our acquiring services and allowed customers to initiate, validate, route, and settle disbursements through an automated, modular workflow. Effective the first quarter of 2026, the Company no longer offers these services. Revenues previously generated through the NEMS Core platform were not significant to the consolidated revenues of the Company.

Prior to the sale of the Company’s subsidiary, Ryvyl (EU) EAD (“Ryvyl EU”), which was effective June 1, 2025, the Company operated through two distinct business segments designed to meet the diverse and evolving needs of global markets. As a result of the sale of Ryvyl EU, our operations are now solely conducted in North America.

Reverse Stock Split

Effective January 2, 2026, the Company effected a reverse split of its Common Stock, where every 35 shares of the Company’s pre-reverse split outstanding common stock were combined and reclassified into one share of common stock. Proportionate voting rights and other rights of common stockholders were not affected by the reverse stock split. Fractional shares of common stock resulting from the reverse stock split were rounded up to the nearest whole share on a broker basis. All stock options outstanding and common stock reserved for issuance under the Company’s equity incentive plan outstanding immediately prior to the reverse stock split were adjusted by dividing the number of affected shares of common stock by 35 and, as applicable, multiplying the exercise price by 35. All share numbers, share prices, exercise prices, and per share amounts in this Quarterly Report on Form 10-Q (“Report”) and the Annual Report on Form 10-K for the year ended December 31, 2025, previously filed, have been adjusted, on a retroactive basis to reflect the 1-for-35 Reverse Stock Split.

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

The loss of revenues resulting from the discontinuation of QuickCard has adversely impacted the Company’s liquidity. Through the first quarter of 2025, the Company relied on the repatriation of profits from its European subsidiaries to cover some of its critical operating expenses, which it is no longer able to do following the sale of Ryvyl EU, effective June 1, 2025. In addition, the Company’s remaining businesses continue to generate operating losses, which is expected to continue to occur for at least the next 12 months from the date of this Report.

Due to these developments, management has determined that its cash balance as of March 31, 2026, will not be sufficient to fund the Company’s operations and capital needs for the next 12 months from the date of this Report. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon the successful execution of management’s intended plan over the next twelve months to improve its liquidity position, which include, without limitation:

●	raising additional capital through a variety of means, including private and public equity offerings and debt financings. The Company recently executed multiple successful capital raises in July 2025, October 2025, and December 2025, and continues to be actively engaged in discussions with multiple parties for additional funding opportunities;

●	exploring strategic initiatives, including M&A opportunities, which on September 28, 2025, resulted in the Company, Ryvyl Merger Sub Inc., and RTB Digital, Inc., a Delaware corporation (“RTB”), entering into an Agreement and Plan of Merger pursuant to which Merger Sub merged with and into RTB (the “Merger”), effective May 12, 2026, with RTB surviving the Merger as a wholly-owned subsidiary of the Company;

●	continued execution of its accelerated business development efforts to drive volumes in diversified business verticals with the Company’s other products; and

●	continued implementation of cost control measures to more effectively manage spending and further right-sizing the organization, where appropriate;

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

Unaudited Interim Financial Information

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in this accompanying interim consolidated financial statements and footnotes. Accordingly, the accompanying interim condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2026 (the “2025 Annual Report”).

In the opinion of management, these interim condensed consolidated financial statements include all adjustments and accruals, consisting only of normal, recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be materially affected. The Company bases its estimates on current and past experience to the extent that historical experience is predictive of future performance, and other assumptions that the Company believes are reasonable under the circumstances. The Company evaluates these estimates on an ongoing basis.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported financial position, results of operations or cash flows of the Company.

Cash and Restricted Cash

Cash consists of cash on hand and cash on deposit with banks. Restricted cash primarily consists of reserves required by third-party acquiring bank partners in connection with services they provided to our merchant customers.

USDC

The Company holds USDC, a stablecoin, which is a crypto asset that is designed to maintain a value equivalent to one U.S. dollar. Our USDC is held in a secured digital wallet at a federally chartered crypto bank in the U.S. The Company acquired its USDC holding during the fourth quarter of 2025 in connection with the issuance of Series C convertible preferred stock (see Note 9, Equity, of this Report). In accordance with ASC 350-60, Intangibles – Goodwill and Other - Crypto Assets, the Company accounts for its USDC holding as a financial instrument that is measured at fair value at each reporting period, with changes recognized in net income. While not accounted for as cash or cash equivalent, we treat our USDC holdings as a liquidity resource.

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

Historically, the Company generated the majority of its revenue from payment processing services. Payment processing services revenue was typically based on a percentage of the value of each transaction processed and/or upon fixed amounts specified for each transaction or service. The Company satisfied its performance obligations and, therefore, recognized the processing fees as revenue at a point in time, upon the authorization of a merchant sale transaction. Following the sale of the Company’s wholly owned subsidiary, Ryvyl EU, effective June 1, 2025, the Company generates a substantial majority of its revenues from fees earned from payment processing transactions where the Company arranges for the delivery of those services to the merchant by a payment processor. Through the fourth quarter of 2025, the Company also generated an immaterial amount of revenues from banking services offered through its internally developed platform, NEMS Core, which are no longer offered, effective the first quarter of 2026.

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

Accounts Receivable, Net

Accounts receivable primarily consist of amounts recorded in connection with the sale of payment processing terminals and related accessories. Accounts receivable are recorded at invoiced amounts, net of an allowance for credit losses, and do not bear interest. In accordance with Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), the Company measures its allowance for credit losses using an expected credit loss model that reflects the Company’s current estimate of expected credit losses inherent in the enterprise and the accounts receivable balance. In determining the expected credit losses, the Company considers its historical loss experience, the aging of its accounts receivable balance, current economic and business conditions, and anticipated future economic events that may impact collectability. The Company reviews its allowance for credit losses periodically and, as needed, amounts are written-off when determined to be uncollectible. As of March 31, 2026 and 2025, the allowance for credit losses was immaterial.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of prepaid expenses, inventory, and short-term deposits.

Property and Equipment, Net

Property and equipment primarily consist of computer equipment and furniture and fixtures. Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to eight years. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income or loss for the period. Property and equipment, net is included in other assets in the condensed consolidated balance sheets.

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

Goodwill and Intangible Assets

ASC 350-20, Intangibles—Goodwill and Other—Goodwill, requires companies to assess goodwill for impairment annually or more frequently if indicators of impairment exist. Testing goodwill for impairment is performed at the reporting unit level and requires companies to compare the fair value of a reporting unit with its carrying amount, including goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds its fair value. Following the sale of the Company’s wholly owned subsidiary, Ryvyl EU, effective June 1, 2025, the Company no longer has any goodwill.

Intangible assets consist of capitalized internal-use software development costs related to outsourced consultants who are directly associated with and who devote time to creating and enhancing internally developed software for the Company’s platforms. As of March 31, 2026, the Company is no longer capitalizing any additional internal-use software development costs, as there are no new active software projects.

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

As of the date of this Report, the Company is past due on rent payments under its office lease for its San Diego facility. The landlord has inquired regarding payment but has not delivered any formal notice asserting a default under the lease. The Company is currently evaluating its options with respect to this lease, including potential modifications or a potential termination of the lease. However, there can be no assurance that the matter will be resolved on favorable terms.

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

The Company evaluates ROU assets related to leases for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. When a decision has been made to exit a lease prior to the contractual term or to sublease that space, the Company evaluates the asset for impairment and recognizes the associated impact to the ROU asset and related expense, if applicable. The evaluation is performed at the asset group level initially and when appropriate, at the lowest level of identifiable cash flows, which is at the individual lease level. Undiscounted cash flows expected to be generated by the related ROU asset are estimated over the ROU asset’s useful life. If the evaluation indicates that the carrying amount of the ROU asset may not be recoverable, any potential impairment is measured based upon the fair value of the related ROU asset or asset group as determined by appropriate valuation techniques. During the quarter ended March 31, 2026, the Company identified indicators of impairment for the ROU asset related to one of its operating leases, which indicated that the carrying value of the ROU asset may not be recoverable. Based on the Company’s impairment analysis, it recorded an impairment charge of $0.9 million as of March 31, 2026.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements, net of operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion of or all the deferred tax assets will not be realized. Judgment is required in determining and evaluating income tax provisions and valuation allowances for deferred income tax assets. We recognize an income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by tax authorities, based on the technical merits of the position.

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As of March 31, 2026, and December 31, 2025, the Company has a full valuation allowance on its deferred tax assets.

Net Loss Per Share

The Company’s basic net loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during the period without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss available to common shareholders by the weighted-average number of shares of common stock outstanding, adjusted for the dilutive effect of all potential shares of common stock. In periods in which the Company reports a net loss, all potential common shares are excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive. As such, for the quarters ended March 31, 2026, and 2025, the Company’s diluted net loss per share was the same as the basic net loss per share, as there were no common stock equivalents outstanding that would have a dilutive effect.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments allow an entity to apply a practical expedient when estimating expected credit losses, which assumes that the current conditions as of the balance sheet date will not change for the remaining life of the accounts receivable and contract assets arising from contracts with customers. The amendments are effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years, with early adoption permitted. If the practical expedient is elected, the amendments should be applied prospectively. The Company adopted the amendments effective for the current fiscal year and the adoption did not have a material impact on the Company’s financial statements and related disclosures.

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

The results of operations from discontinued operations for the three months ended March 31, 2026, and 2025, consist of the following (in thousands):

	Three Months Ended March 31,
	2026	2025

Revenue	$-	$12,363
Cost of revenue	-	(7,018)
General and administrative	-	(433)
Payroll and payroll taxes	-	(1,260)
Professional fees	-	(48)
Depreciation and amortization	-	(51)
Other (expense) income, net	-	(115)
Income from discontinued operations	-	3,438
Loss on sale of discontinued operations	-	-
Income from discontinued operations before income taxes	-	3,438
Provision for income taxes	-	(342)
Income from discontinued operations, net of tax	$-	$3,096

Selected financial information related to cash flows from discontinued operations for the three months ended March 31, 2026, and 2025, is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025

Depreciation of property and equipment	$-	$2
Amortization of intangible assets	$-	$49
Purchases of property and equipment	$-	$13

4. Property and Equipment, Net

The following table details property and equipment, less accumulated depreciation (in thousands):

	March 31, 2026	December 31, 2025
Computers and equipment	$118	$119
Furniture and fixtures	12	115
Improvements	145	145
Total property and equipment	275	379
Less: accumulated depreciation	(246)	(312)
Net property and equipment	$29	$67

Depreciation expense was negligible for the three months ended March 31, 2026. Depreciation expense was $0.03 million for the three months ended March 31, 2025.

5. Intangible Assets, Net

The following tables detail intangible assets (in thousands):

		March 31, 2026
	Estimated Useful Life	Cost	Accumulated Amortization	Impairment Loss	Net
Customer relationships	2-5 years	$6,545	$(3,517)	$(3,028)	$-
Business technology/IP	5 years	2,611	(2,611)	-	-
Capitalized internal-use software	3 years	2,901	(846)	(1,828)	227
Total intangible assets		$12,057	$(6,974)	$(4,856)	$227

		December 31, 2025
	Estimated Useful Life	Cost	Accumulated Amortization	Impairment Loss	Net
Customer relationships	2-5 years	$6,545	$(3,517)	$(3,028)	$-
Business technology/IP	5 years	2,611	(2,611)	-	-
Capitalized internal-use software	3 years	2,901	(818)	(1,828)	255
Total intangible assets		$12,057	$(6,946)	$(4,856)	$255

Amortization expense was $0.03 million and $0.1 million for the three months ended March 31, 2026, and 2025, respectively.

The estimated future amortization expense related to intangible assets as of March 31, 2026, is as follows (in thousands):

Fiscal years:	Amount
2026 (remainder)	$83
2027	104
2028	40
2029	-
Thereafter	-
Total	$227

6. Accrued Liabilities

The following table details the balance in accrued liabilities (in thousands):

	March 31, 2026	December 31, 2025
Accrued legal settlements	$3,050	$3,750
Payroll related accruals	346	590
Accrued legal and professional fees	354	446
Accrued taxes	87	157
Other accrued liabilities	1,633	1,691
Total accrued liabilities	$5,470	$6,634

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

8. Long-Term Debt

The following table summarizes the Company’s debt (in thousands):

	March 31, 2026	December 31, 2025
$149,900 Economic Injury Disaster Loan (EIDL), interest rate of 3.75%, due June 1, 2050	150	150
$500,000 EIDL, interest rate of 3.75%, due May 8, 2050	474	477
Total debt	624	627

Less: current portion	(13)	(14)
Long-term debt	$611	$613

Small Business Association CARES Act Loans

On June 9, 2020, the Company entered into a 30-year loan agreement with the Small Business Association (“SBA”) under the CARES Act in the amount of $149,900. The loan bears interest at 3.75% per annum and requires monthly principal and interest payments of $731 beginning June 9, 2021. As of March 31, 2026, the loan is not in default.

On May 8, 2020, Charge Savvy, a wholly-owned subsidiary of the Company, entered into a 27-year loan agreement with the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in the amount of $150,000. The loan bears interest at 3.75% per annum and required principal and interest payments of $731 beginning on May 8, 2021, which were subsequently deferred to November 8, 2022. On August 4, 2021, Charge Savvy was granted a loan increase in the amount of $350,000 on identical terms as the initial loan, for an aggregate loan amount of $500,000. Monthly principal and interest payments on the aggregate loan are $2,477 and began on November 8, 2022. Pursuant to the terms of Security Agreements executed in connection with this loan, the SBA was granted a security interest in all tangible and intangible personal property of Charge Savvy. As of March 31, 2026, the loan is not in default.

9. Equity

Underwritten Public Offering

On July 16, 2025, the Company announced the closing of an aggregate of 439,560 shares of common stock (or prefunded warrants in lieu thereof) and common warrants to purchase up to 439,560 shares of common stock, at a combined offering price of $13.65 per share and accompanying warrant. The Company received net proceeds from the offering, after deducting placement agent fees and other offering expenses (excluding proceeds to the Company, if any, from the future exercise of the common warrants) of approximately $5.3 million. The common warrants have an exercise price of $13.65 per share, are immediately exercisable upon issuance, and expire on the five-year anniversary of the original issuance date. Through March 31, 2026, a total of 187,476 common warrants were exercised for total proceeds of $1.93 million.

Convertible Preferred Stock

As of March 31, 2026, and December 31, 2025, preferred stock consisted of the following (in thousands, except number of shares):

	March 31, 2026
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

Series A and Series B Preferred Stock

On July 31, 2023, the Company issued 6,000 shares of Series A Preferred Stock in exchange for $4.3 million of the outstanding principal balance of the 2021 Senior Convertible Note (retired in the second quarter of 2025) (the “2021 Convertible Note”), which was due April 5, 2025 and $1.7 million of accrued interest pursuant to the First Exchange Agreement entered into with the Investor on July 25, 2023. The Series A Preferred Stock had a stated value of $1,000 per share and a fair value of approximately $1,111 per share at issuance, as determined by a valuation performed by third-party experts. On November 29, 2023, the existing shares of Series A Preferred Stock issued to the Investor were forfeited to the Company by the Investor and the Company issued 55,000 shares of Series B Preferred Stock, along with a cash payment of $3.0 million, in exchange for $60.3 million of the outstanding principal balance of the 2021 Convertible Note pursuant to the Second Exchange Agreement entered into with the Investor on November 27, 2023. The Series B Preferred Stock had a stated value of $1,000 per share and a fair value of approximately $1,339 per share at issuance, as determined by a valuation performed by third-party experts.

On January 27, 2025, all shares of Series B Preferred Stock held by the Investor were repurchased upon payment of the First Installment Payment pursuant to the Repurchase Agreement entered into with the Investor on January 23, 2025. All previously issued Series A and Series B preferred shares were cancelled.

Series C Convertible Preferred Stock

On October 6, 2025, the Company entered into a Securities Purchase Agreement (the “Series C Purchase Agreement”) with RTB, pursuant to which the Company sold an aggregate of 50,000 shares of its Series C convertible preferred stock, par value $0.01 per share (the “Series C Preferred Stock”) to RTB in a private placement (the “PIPE Financing”), which closed on October 7, 2025. Each share of Series C Preferred Stock had a stated value of $100 and were sold for an aggregate purchase price of $5,000,000. The Series C Purchase Agreement memorialized that the purchase by RTB of the Series C Preferred Stock is in furtherance of maintaining the Company’s required capital during the period prior to the closing of the Merger, and that regardless of whether the Merger takes place, the Series C Preferred Stock shall be dilutive of the economics or voting of the Company’s shares of common stock only at such times as the Merger Agreement is effective. The Series Purchase Agreement specifies that solely in the event of a Material Breach Event (as defined in the Series C Purchase Agreement), the Company shall issue to RTB warrants to purchase common stock, as outlined in the Series C Purchase Agreement.

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

10. Income Taxes

The Company recorded income tax expense of less than $0.01 million and $0.10 million for the three months ended March 31, 2026 and 2025, respectively. We estimate our annual effective income tax rate to be (0.13%) for the 2026 calendar year, which is different from the U.S. federal statutory rate, primarily due to the Company’s full valuation allowance position.

As of March 31, 2026, we have no material unrecognized tax benefits and we expect no material unrecognized tax benefits for the next 12 months.

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

Stock Option Activity

The following table provides a summary of stock option activity for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2025	7,592	$147.45
Granted	-	N/A
Exercised	-	N/A
Cancelled/forfeited/expired	(2,632)
Outstanding at March 31, 2026	4,960	$74.42

Exercisable at March 31, 2026	4,960	$74.42

There were no stock options granted or exercised during the three-month periods ended March 31, 2026, and 2025, respectively.

Restricted Stock Activity

The following table provides a summary of RSA activity for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	2,851	$43.01
Granted	-	N/A
Vested	(2,089)	33.42
Forfeited	-	N/A
Unvested at March 31, 2026	762	$69.30

The total grant date fair value of RSAs that vested was $0.07 million and $0.02 million in the three-month periods ended March 31, 2026, and 2025, respectively.

The following table provides a summary of RSU activity for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	32,450	$28.96
Granted	-	N/A
Vested	(11,524)	29.08
Forfeited	-	N/A
Unvested at March 31, 2026	20,926	$28.90

The total grant date fair value of RSUs that vested was $0.3 million for the three months ended March 31, 2026. There were no RSUs granted during the three months ended March 31, 2025.

12. Leases

The Company leases office space under operating leases at three locations in the United States (California, Illinois, and Massachusetts). The Company had no finance lease obligations as of March 31, 2026.

The Company’s operating lease expense totaled $0.2 million and $0.3 million for the three-month periods ended March 31, 2026, and 2025, respectively. As of March 31, 2026, the weighted-average remaining lease term was 2.9 years and the weighted average discount rate was 12.0%.

Future minimum lease payments under our operating leases and reconciliation to lease liability as of March 31, 2026, are as follows (in thousands):

Fiscal years:	Amount
2026 (remainder)	$757
2027	840
2028	878
2029	-
Thereafter	-
Total	2,475
Less: present value discount	(365)
Operating lease liability	$2,110

13. Related Party Transactions

Family Relationships

Through August 2025, the Company employed two brothers of its then-serving Chief Executive Officer, Fredi Nisan, Dan and Liron Nusinovich, who were paid approximately $260,000 and $131,000 per year, respectively. There are no family relationships between any of the other directors or executive officers and any other employees or directors or executive officers.

The Company did not pay any commissions to the related parties mentioned above for the three months ended March 31, 2026, and 2025.

Fredi Nisan

On September 25, 2025, the Company and Fredi Nisan (“Mr. Nisan”) entered into an Advisory Services Agreement (the “Nisan Consulting Agreement”), effective as of November 1, 2025, and continuing through April 30, 2026. Pursuant to the terms and conditions of the Nisan Consulting Agreement, Mr. Nisan would provide services relating to advising the Company on strategic initiatives and other revenue-generating advice and consulting in exchange for a monthly cash consulting fee over the agreement term. As of the date of this Report, the Nisan Consulting Agreement has ended, and the Company has satisfied all its obligations pursuant to the terms thereof.

Ben Errez

On August 15, 2025, the Company and Mr. Errez entered into an Advisory Services Agreement (the “Errez Consulting Agreement”), effective as of September 1, 2025, and continuing through February 28, 2026. Pursuant to the terms and conditions of the Errez Consulting Agreement, Mr. Errez would provide services relating to advising the Company on strategic initiatives and other revenue-generating advice and consulting in exchange for a monthly cash consulting fee over the agreement term. As of the date of this Report, the Nisan Consulting Agreement has ended, and the Company has satisfied all its obligations pursuant to the terms thereof.

14. Commitments and Contingencies

Purchase Commitments

Aside from the Company’s operating lease commitments, which are disclosed in Note 12, Leases, the Company also has the following non-cancellable purchase commitments under services contracts with vendors for software products, as of March 31, 2026:

Fiscal years:	Amount
2026 (remainder)	$149
2027	198
2028	16
Total	$363

Severance Agreements

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on October 1, 2025, effective October 31, 2025 (the “Termination Date”), Fredi Nisan retired as Chief Executive Officer of the Company. In connection with his reported retirement, the Company and Mr. Nisan entered into a Severance Benefits Offer and General Waiver and Release of Claims agreement (the “Severance Agreement”). Pursuant to the Severance Agreement, Mr. Nisan received a cash payment of $350,000, less applicable withholding amounts, payable over a twelve-month period following the Termination Date, and all issued but unvested equity grants held by Mr. Nisan, vested as of the Termination Date. The Severance Agreement contains customary representations, warranties, and covenants.

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

Merger Agreement with RTB Digital, Inc.

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on October 2, 2025, on September 28, 2025, the Company, RYVYL Merger Sub Inc., a Delaware corporation and wholly owned direct subsidiary of the Company (“Merger Sub”), and RTB Digital, Inc., a Delaware corporation (“RTB”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into RTB (the “Merger”), with RTB surviving the Merger as a wholly-owned subsidiary of the Company (the corporation surviving the Merger, the “Surviving Corporation”). At the effective time of the Merger (the “Effective Time”), among other things, a number of shares of RTB capital stock will be exchanged for shares of common stock equal to an exchange ratio calculated pursuant to the terms set forth in the Merger Agreement, as consideration for the Merger. In addition, the Company will assume a number of securities of RTB, including an outstanding convertible loan note and the interest due thereon, certain unexercised warrants and the RTB equity award plans. Upon the consummation of the Merger, the Company will be renamed “RTB Digital, Inc.” The Company will also pay its financial advisor an advisory fee of approximately $1.1 million, payable in part in cash and in part by the issuance of a number of shares of common stock, for its services in connection with the merger transaction.

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

●	On December 12, 2022, Jacqueline Dollar (a/k/a Jacqueline Reynolds), former Chief Marketing Officer of the Company, filed a complaint against the Company, Fredi Nisan, and Does 1-20 in San Diego Superior Court. Ms. Dollar is alleging she was undercompensated compared to her male counterparts and retaliated against after raising concerns to management resulting in sex discrimination in violation of the California Fair Employment and Housing Act (“FEHA”) and failure to prevent discrimination in violation of FEHA. Ms. Dollar is also claiming intentional infliction of emotional distress. Ms. Dollar is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. On January 21, 2026, Ms. Dollar filed a notice of conditional settlement of entire case with the Court. The parties have since entered into a confidential settlement agreement, pursuant to which all claims are to be dismissed upon satisfaction of all settlement terms.

●	As previously disclosed in the Company’s 10-Q for the period ending March 31, 2025, as filed on May 20, 2025, since December 2022, the Company has been cooperating with an ongoing investigation by the SEC regarding possible violations of the federal securities laws. Following discussions with the Staff of the SEC, the Company made certain disclosures addressing the concerns regarding the Company’s 2020 Registration Statement on Form S-1 filed on December 23, 2020 and subsequent reporting, which are contained in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 under Part I, Note 14, Commitments and Contingencies, and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments, and under the Part II section titled “Legal Proceedings.”

On April 27, 2026, the SEC filed a settled action against the Company and its founders, memorializing the previously disclosed settlement. SEC v. RYVYL Inc., et al., Case No. 3:26-cv-02672-WQH-MMP (S.D. Cal.). The proposed final judgment, approved by the Court on May 11, 2026, does not require the Company to pay any monetary penalty and fully resolves all claims regarding the Company.

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

●	On June 25, 2024, J. Drew Byelick, a former Chief Financial Officer of the Company, filed a complaint against the Company in the United States District Court for the Southern District of California, Case No. ’24CV1096 JLS MSB. Mr. Byelick alleged breach of contract, fraudulent inducement of employment, along with intentional misrepresentation and concealment. The Company moved to dismiss the complaint for failure to state a claim and for other violations of the federal rules of civil procedure. The Court granted that motion on December 20, 2024, but permitted Mr. Byelick to file an amended complaint. Mr. Byelick filed his first amended complaint on January 19, 2025, asserting the same core claims. The Company moved to dismiss the first amended complaint for similar reasons as its motion to dismiss the original complaint. The Court granted that motion, in part, on April 18, 2025, ruling that Mr. Byelick was incapable of pleading certain claims (and dismissing those claims) but adequately pled others for purposes of a motion to dismiss only. Mr. Byelick subsequently filed a motion for partial summary judgment, which the Court denied in full as premature. Discovery is closed, but a trial date has not yet been set. Given the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●	On July 2, 2025, Plaintiff Kapcharge USA Inc. commenced a lawsuit against Defendants Ryvyl Inc., FFS Data Corporation, CML Management, LLC and Cynthia Lambert in San Diego Superior Court, Case No. 25CU035045C. This lawsuit stems from a dispute between Kapcharge on the one hand and FFS Data Corporation (“FFS”), and CML Management, LLC on the other hand, related to a payment processor agreement between Kapcharge and FFS. Kapcharge alleges causes of action for Conversion, Money Had and Received, Violation of Penal Code § 496, Restitution, Breach of Contract (against FFS, CML, and Lambert), and Unfair Competition in Violation of California Business and Professions Code § 17200 et seq. The Company denies all allegations of liability and intends to vigorously defend against all claims. Kapcharge filed a demurrer on August 28, 2025 related to the causes of action for Conversion and Violation of Penal Code § 496. On April 8, 2026, Kapcharge and Ryvyl filed a stipulation for stay of the proceedings and to continue the demurrer hearing. On May 12, 2026, the parties entered into a confidential settlement agreement, pursuant to which all claims are to be dismissed.

●	On July 15, 2025, Plaintiff Rachael Mora filed a complaint against the Company, Fredi Nisan, and Does 1-20 in San Diego Superior Court. Ms. Mora is alleging sex discrimination and sexual favoritism in violation of the California Fair Employment and Housing Act (“FEHA”), and failure to prevent discrimination in violation of FEHA. Ms. Mora is also claiming retaliation and negligent supervision/negligent retention. Ms. Mora is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims.

●	On December 29, 2025, Plaintiff Ellenoff, Grossman & Schole LLP (“EGS”), filed a complaint against the Company in the Supreme Court of the State of New York County of New York. EGS is alleging breach of contract, account stated, and quantum meriut. The Company denies liability and intends to vigorously defend against all claims. Given the stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●	On March 16, 2026, Plaintiff Ideyalabs, LLC (“Ideyalabs”), filed a complaint against the Company and two of its wholly owned subsidiaries in San Diego Superior Court, Case No. 26CU014745C. Ideyalabs alleged breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. The Company denies liability and intends to vigorously defend against all claims. Given the stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

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

16. Subsequent Events

Closing of Merger Agreement with RTB Digital, Inc.

On May 12, 2026, the Company completed its previously announced Merger Agreement, dated September 28, 2025, pursuant to which Merger Sub merged with an into RTB (the “Merger Transaction”), with RTB surviving as a wholly owned subsidiary of the Company (the “Surviving Corporation”). Pursuant to the terms of the Merger Agreement, RTB capital stock and certain other outstanding securities were exchanged for 11,893,886 shares of common stock of the Company, as consideration for the Merger Transaction. In addition, the Company assumed a number of securities of RTB, including an outstanding convertible loan note and interest due thereon, certain unexercised warrants and the RTB equity award plans. The Company will also issue 109,410 shares due under its investment banking agreement with Maxim Partners LLC. At the consummation of the Merger Transaction, the Company was renamed to RTB Digital, Inc.

Compliance with Nasdaq’s Stockholders’ Equity Rule

On April 23, 2026, the Company received written notice (“Notice”) regarding its non-compliance of the minimum stockholders’ equity requirement of $2.5 Million for continued listing on the Nasdaq Capital Market under Rule 5550(b)(1) (the “Equity Rule”). The Notice stated that, unless the Company timely requested an appeal of the determination to the Nasdaq Hearings Panel (the “Panel”) by April 30, 2026, the Company’s Common Stock will be delisted from the Nasdaq Capital Market at the opening of business on May 4, 2026. The Company timely requested a hearing before the Panel on April 29, 2026, which stayed any suspension or delisting action pending the Panel’s decision. On May 13, 2026, the Company received a letter from the Panel indicating that, based on completion of the Merger Transaction, the matter is now moot, the previously scheduled hearing has been cancelled, and the Company’s Common Stock will continue to be listed and traded on the Nasdaq Capital Market.

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

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Report identify important matters or factors which you should consider in evaluating our forward-looking statements. These matters or factors include, among other things:

●	our ability to effectively execute our business plans for the existing business of the Company and the new business plans of RTB Digital, Inc.;

●	our ability to manage our expansion, growth and operating expenses,, including the integration of RTB Digital, Inc.’s business operations;

●	our ability to comply with new regulations and compliance requirements that affect our business;

●	our ability to evaluate and measure our business, prospects and performance metrics;

●	our ability to compete and succeed in an evolving industry;

●	our ability to respond and adapt to rapid changes in technology;

●	risks in connection with completed or potential acquisitions, post-acquisition integrations, dispositions and other strategic growth opportunities and initiatives, including, without limitation, the proposed merger transaction with RTB Digital, Inc.;

●	our need for, and ability to raise, additional capital to support the development and expansion of the business of RTB Digital, Inc.;

●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market or any other national securities exchange;

●	our ability to maintain operations in the event our financial condition is negatively impacted as the result of litigation or actions of any governmental agencies against us or against any of our officers or directors; and

●	our dependence on our proprietary technology, which we may not be able to protect.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in our press releases) for other factors that may cause actual results to differ materially from those projected by us. For additional information regarding risk factors that could affect our results, see “Risk Factors” beginning on page 9 of our 2025 Annual Report and “Risk Factors” on page 32 of this Report.

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

Our Management’s Discussion and Analysis and Results of Operations contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to successfully make and integrate acquisitions; our ability to consummate the proposed merger transaction with RTB Digital, Inc.,; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations, including without limitation, our ability to maintain the listing of our common stock on the Nasdaq Capital Market; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; our ability to continue operating as a going concern; and other risks that might be detailed from time to time in our filings with the SEC.

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

Reverse Stock Split

On January 2, 2026, the Company effected a reverse stock split of the Company’s shares of common stock, par value $0.001 (“Common Stock”) outstanding at a ratio of one-for-thirty-five (the “Reverse Stock Split”). All share and per share information in this Report have been retroactively adjusted for all periods presented, unless otherwise indicated, to give effect to the reverse stock split, including the unaudited condensed consolidated financial statements and notes thereto.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. As described in the Notes to the Financial Statements included in our 2025 Form 10-K and in this Report, respectively, for the years ended December 31, 2025, and 2024, and the three-month periods ended March 31, 2026, and 2025, there is a substantial doubt about our ability to continue as a going concern. For the year ended December 31, 2025, we had a net loss of $17.5 million, and as of December 31, 2025, we had an accumulated deficit of $196.9 million. For the three months ended March 31, 2026, we had net loss of $3.3 million, and as of March 31, 2026, we had an accumulated deficit of $200.2 million.

Recent Developments

Closing of Merger Agreement with RTB Digital, Inc.

On May 12, 2026, the Company completed its previously announced Merger Agreement, dated September 28, 2025, pursuant to which Merger Sub merged with an into RTB (the “Merger Transaction”), with RTB surviving as a wholly owned subsidiary of the Company (the “Surviving Corporation”). Pursuant to the terms of the Merger Agreement, RTB capital stock and certain other outstanding securities were exchanged for 11,893,886 shares of common stock of the Company, as consideration for the Merger Transaction. In addition, the Company assumed a number of securities of RTB, including an outstanding convertible loan note and interest due thereon, certain unexercised warrants and the RTB equity award plans. The Company will also issue 109,410 shares due under its investment banking agreement with Maxim Partners LLC. At the consummation of the Merger Transaction, the Company was renamed to RTB Digital, Inc.

Compliance with Nasdaq’s Stockholders’ Equity Rule

On April 23, 2026, the Company received written notice (“Notice”) regarding its non-compliance of the minimum stockholders’ equity requirement of $2.5 Million for continued listing on Nasdaq Capital Market under Rule 5550(b)(1) (the “Equity Rule”). The Notice stated that, unless the Company timely requested an appeal of the determination to the Nasdaq Hearings Panel (the “Panel”) by April 30, 2026, the Company’s Common Stock will be delisted from the Nasdaq Capital Market at the opening of business on May 4, 2026. The Company timely requested a hearing before the Panel on April 29, 2026, which stayed any suspension or delisting action pending the Panel’s decision. On May 13, 2026, the Company received a letter from the Panel indicating that, based on completion of the Merger Transaction, the matter is now moot, the previously scheduled hearing has been cancelled, and the Company’s Common Stock will continue to be listed and traded on the Nasdaq Capital Market.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 (Unaudited) Compared to Three Months March 31, 2025 (Unaudited):

(In thousands, except for percentages)

	Three Months Ended March 31,
	2026		2025		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$2,535	100.0%	$2,769	100.0%	$(234)	(8.5)%
Cost of revenue	1,414	55.8%	1,400	50.6%	14	(1.0)%
Gross profit	1,121	44.2%	1,369	49.4%	(248)	(18.1)%

Operating expenses:
Research and development	75	3.0%	448	16.2%	(373)	(83.1)%
General and administrative	767	30.3%	1,140	41.2%	(373)	(32.7)%
Payroll and payroll taxes	784	30.9%	2,623	94.7%	(1,839)	(70.1)%
Professional fees	1,184	46.7%	1,019	36.8%	165	16.2%
Stock compensation expense	376	14.8%	55	2.0%	321	583.6%
Depreciation and amortization	33	1.3%	82	3.0%	(49)	(59.8)%
Impairment of ROU asset	932	36.8%	-	-	932	NM (1)
Restructuring charges	13	0.5%	403	14.6%	(390)	(96.8)%
Total operating expenses	4,164	164.3%	5,770	208.4%	(1,606)	(27.8)%
Loss from operations	(3,043)	(120.0)%	(4,401)	(158.9)%	1,358	(30.9)%

Other income (expense):
Interest expense	(6)	(0.2)%	(1,229)	(44.4)%	1,223	(99.5)%
Legal settlements expense	(200)	(7.9)%	-	-	(200)	NM (1)
Accretion of debt discount	-	-	(128)	(4.6)%	(128)	(100.0)%
Other (expense) income	(32)	(1.3)%	47	1.7%	(79)	(168.1)%
Total other (expense), net	(238)	(9.4)%	(1,310)	(47.3)%	1,072	(81.8)%

Loss from continuing operations before income taxes	(3,281)	(129.4)%	(5,711)	(206.2)%	2,430	(42.5)%
Provision for income taxes	4	0.2%	141	5.1%	(137)	(97.2)%
Net loss from continuing operations	(3,285)	(129.6)%	(5,852)	(211.3)%	2,567	(43.9)%
Loss from discontinued operations, net of tax	-	-	3,096	111.8%	(3,096)	(100.0)%
Net loss	$(3,285)	(129.6)%	$(2,756)	(99.5)%	$(529)	(19.2)%

(1)	Not Meaningful (“NM”)

Revenue

Consolidated revenue decreased $0.3 million, or 8.5%, to $2.5 million for the three months ended March 31, 2026, from $2.8 million for the three months ended March 31, 2025. The decline in consolidated revenue was primarily driven by non-recurring revenue reported in the first quarter of 2025 with no similar non-recurring activity in the first quarter of 2026.

Cost of Revenue

Consolidated cost of revenue was relatively flat, as it increased $0.01 million, or 1.0%, to $1.41 million for the three months ended March 31, 2026, from $1.40 million for the three months ended March 31, 2025. Cost of revenue primarily consists of various fees charged by payment processors and fees paid to Independent Sales Organizations. Excluding the non-recurring revenue activity described above, the relatively flat year-over-year change in cost of revenue is in line with the year-over-year change in revenue.

Operating Expenses

Operating expenses decreased $1.6 million, or 27.9%, to $4.2 million for the three months ended March 31, 2026, from $5.8 million for the three months ended March 31, 2025. The decrease was primarily driven by decreases in research and development of $0.4 million, general and administrative expenses of $0.4 million, payroll and payroll taxes of $1.8 million due to lower headcount, and restructuring charges of $0.4 million. These decreases were partially offset by increases in professional fees of $0.2 million, stock-based compensation of $0.3 million, and impairment of ROU asset of $0.9 million.

Other Expense, Net

Other expense, net, decreased by $1.1 million, or 81.8%, to $0.2 million for the three months ended March 31, 2026, from $1.3 million for the three months ended March 31, 2025. The decrease was primarily driven by a decrease interest expense due to the retirement of the Company’s short-term note payable in the second quarter of 2025 that was partially offset by an increase in legal settlements expense of $0.2 million.

Liquidity and Capital Resources

The Company’s consolidated working capital at March 31, 2026 was $0.3 million, which included $5.5 million of cash and $0.3 million of restricted cash. Historically, the Company has financed its operations with proceeds from cash from operations, the sales of equity securities, and proceeds from its $100 million 2021 Convertible Note. Our material liquidity needs principally relate to working capital requirements.

As further described in the subsection titled “Going Concern” above, since the first quarter of 2024, the Company’s liquidity has been adversely impacted by the loss of revenues stemming from the discontinuation of its QuickCard product. As also noted therein, through the first quarter of 2025, the Company had relied on the repatriation of profits from its European subsidiaries to cover some of its critical operating expenses, which it is no longer able to do following the sale of its wholly owned subsidiary, Ryvyl EU, effective June 1, 2025. Additionally, the Company’s remaining businesses continue to generate operating losses, which are expected to continue for the foreseeable future. As a result, management has determined that its cash balance as of March 31, 2026, will not be sufficient to fund the Company’s operations and capital needs for the next 12 months from the date of this Report. The Company’s ability to successfully address its liquidity shortfall is contingent upon the successful execution of management’s intended remediation plan over the next twelve months, which include, but are not limited to the following:

●	raising additional capital through a variety of means, including private and public equity offerings and debt financings. The Company recently executed multiple successful capital raises in July 2025, October 2025, and December 2025, and continues to be actively engaged in discussions with multiple parties for additional funding opportunities;

●	exploring strategic initiatives, including M&A opportunities, which on September 28, 2025, resulted in the Company, Ryvyl Merger Sub Inc., and RTB Digital, Inc., a Delaware corporation (“RTB”), entering into an Agreement and Plan of Merger pursuant to which Merger Sub merged with and into RTB (the “Merger”), effective May 12, 2026, with RTB surviving the Merger as a wholly-owned subsidiary of the Company;

●	continued execution of its accelerated business development efforts to drive volumes in diversified business verticals with the Company’s other products; and

●	continued implementation of cost control measures to more effectively manage spending and further right-sizing the organization, where appropriate;

Management has assessed that its intended plan described above, if successfully implemented, is appropriate and sufficient to address its liquidity shortfall, and to provide funds to cover operations for the next 12 months from the date of the issuance of this Report. However, there can be no assurance that we will be successful in implementing our plan, that our projections of our future capital needs will prove accurate, or that any additional funding will be available on a timely manner, on favorable terms, or be sufficient to continue our operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash Flow Activities

The following table summarizes cash flow activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash used in operating activities	$(2,065)	$(15,581)
Cash used in investing activities	-	(1,269)
Cash provided by financing activities	391	1,998
Effects of exchange rates on cash and restricted cash	-	312
Net decrease in cash and restricted cash	$(1,674)	$(14,540)

Operating Activities – Net cash used in operating activities for the three months ended March 31, 2026, and 2025, was $2.1 million and $15.6 million, respectively. The net cash used by operating activities was primarily driven by the timing of settlement of assets and liabilities.

Investing Activities – Net cash used in investing activities for the three months ended March 31, 2026, was $0.0 million, while cash used in investing activities for the three months ended March 31, 2025, was $1.3 million. The net cash used in investing activities for the three months ended March 31, 2025, primarily relates to capitalized software development costs.

Financing Activities – Net cash provided by financing activities during the three months ended March 31, 2026, was $0.4 million and was primarily driven by proceeds from common warrant exercises during the quarter. Net cash provided by financing activities for the three months ended March 31, 2025, was primarily driven by proceeds from a short-term note payable obtained by the Company in connection with the January 2025 SPA, partially offset by the partial repayment of the convertible note that was fully retired during the second quarter of 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, as amended. Our management, under the supervision and with the participation of our Interim Chief Executive Officer / Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures over financial reporting as of March 31, 2026, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f), that occurred during the three months ended March 31, 2026, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time, the Company is involved in legal proceedings. The following is a summary of our current outstanding litigation. Note that references to GreenBox POS are for historical purposes. GreenBox POS changed its name to RYVYL Inc. on October 13, 2022.

●	On December 12, 2022, Jacqueline Dollar (a/k/a Jacqueline Reynolds), former Chief Marketing Officer of the Company, filed a complaint against the Company, Fredi Nisan, and Does 1-20 in San Diego Superior Court. Ms. Dollar is alleging she was undercompensated compared to her male counterparts and retaliated against after raising concerns to management resulting in sex discrimination in violation of the California Fair Employment and Housing Act (“FEHA”) and failure to prevent discrimination in violation of FEHA. Ms. Dollar is also claiming intentional infliction of emotional distress. Ms. Dollar is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. On January 21, 2026, Ms. Dollar filed a notice of conditional settlement of entire case with the Court. The parties have since entered into a confidential settlement agreement, pursuant to which all claims are to be dismissed upon satisfaction of all settlement terms..

●	As previously disclosed in the Company’s 10-Q for the period ending March 31, 2025, as filed on May 20, 2025, since December 2022, the Company has been cooperating with an ongoing investigation by the SEC regarding possible violations of the federal securities laws. Following discussions with the Staff of the SEC, the Company made certain disclosures addressing the concerns regarding the Company’s 2020 Registration Statement on Form S-1 filed on December 23, 2020 and subsequent reporting, which are contained in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 under Part I, Note 14, Commitments and Contingencies, and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments, and under the Part II section titled “Legal Proceedings.”

On April 27, 2026, the SEC filed a settled action against the Company and its founders, memorializing the previously disclosed settlement. SEC v. RYVYL Inc., et al., Case No. 3:26-cv-02672-WQH-MMP (S.D. Cal.). The proposed final judgment, approved by the Court on May 11, 2026, does not require the Company to pay any monetary penalty and, fully resolves all claims regarding the Company.

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

●	On June 25, 2024, J. Drew Byelick, a former Chief Financial Officer of the Company, filed a complaint against the Company in the United States District Court for the Southern District of California, Case No. ’24CV1096 JLS MSB. Mr. Byelick alleged breach of contract, fraudulent inducement of employment, along with intentional misrepresentation and concealment. The Company moved to dismiss the complaint for failure to state a claim and for other violations of the federal rules of civil procedure. The Court granted that motion on December 20, 2024, but permitted Mr. Byelick to file an amended complaint. Mr. Byelick filed his first amended complaint on January 19, 2025, asserting the same core claims. The Company moved to dismiss the first amended complaint for similar reasons as its motion to dismiss the original complaint. The Court granted that motion, in part, on April 18, 2025, ruling that Mr. Byelick was incapable of pleading certain claims (and dismissing those claims) but adequately pled others for purposes of a motion to dismiss only. Mr. Byelick subsequently filed a motion for partial summary judgment, which the Court denied in full as premature. Discovery is closed, but trial date has not yet been set. Given the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●	On July 2, 2025, Plaintiff Kapcharge USA Inc. commenced a lawsuit against Defendants Ryvyl Inc., FFS Data Corporation, CML Management, LLC and Cynthia Lambert in San Diego Superior Court, Case No. 25CU035045C. This lawsuit stems from a dispute between Kapcharge on the one hand and FFS Data Corporation (“FFS”), and CML Management, LLC on the other hand, related to a payment processor agreement between Kapcharge and FFS. Kapcharge alleges causes of action for Conversion, Money Had and Received, Violation of Penal Code § 496, Restitution, Breach of Contract (against FFS, CML, and Lambert), and Unfair Competition in Violation of California Business and Professions Code § 17200 et seq. The Company denies all allegations of liability and intends to vigorously defend against all claims. Kapcharge filed a demurrer on August 28, 2025 related to the causes of action for Conversion and Violation of Penal Code § 496. On April 8, 2026, Kapcharge and Ryvyl filed a stipulation for stay of the proceedings and to continue the demurrer hearing. On May 12, 2026, the parties entered into a confidential settlement agreement, pursuant to which all claims are to be dismissed.

●	On July 15, 2025, Plaintiff Rachael Mora filed a complaint against the Company, Fredi Nisan, and Does 1-20 in San Diego Superior Court. Ms. Mora is alleging sex discrimination and sexual favoritism in violation of the California Fair Employment and Housing Act (“FEHA”), and failure to prevent discrimination in violation of FEHA. Ms. Mora is also claiming retaliation and negligent supervision/negligent retention. Ms. Mora is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims.

●	On December 29, 2025, Plaintiff Ellenoff, Grossman & Schole LLP (“EGS”), filed a complaint against the Company in the Supreme Court of the State of New York County of New York. EGS is alleging breach of contract, account stated, and quantum meriut. The Company denies liability and intends to vigorously defend against all claims. Given the stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●	On March 16, 2026, Plaintiff Ideyalabs, LLC (“Ideyalabs”), filed a complaint against the Company and two of its wholly owned subsidiaries in San Diego Superior Court, Case No. 26CU014745C. Ideyalabs alleged breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. The Company denies liability and intends to vigorously defend against all claims. Given the stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

ITEM 1A. RISK FACTORS

Investors are directed to review the risk factors that are set forth in the Proxy Statement of the Company dated February 9, 2026, relating to the business of RTB Digital, Inc. starting on page 40 thereof. There have been no material changes with respect to risk factors previously disclosed in the Company’s 2025 Annual Report and indicated herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

RTB DIGITAL, INC.
(Registrant)

Date: May 14, 2026	By:	/s/ George Oliva
George Oliva
Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)