Form 10-Q
period 2026-06-30
RTB Digital, Inc.
filed 2026-08-14
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from                             to

Commission file number: 001-34294

RTB DIGITAL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	22-3962936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4300 University Way NE, Suite C Seattle, WA	98105
(Address of principal executive offices)	(Zip Code)

(855) 201-1613

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	RTB	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of August 13, 2026, the Registrant had 14,008,209 shares of common stock, $0.001 par value per share, outstanding.

i

RTB DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$492	$534
Restricted cash	252
USDC	95	10,964
Accounts receivable, net	1,088	147
Notes receivable, current	1,800	-
Deposit on digital media investment	10,000	-
Contractual right to offset	-	13
Prepayments and other current assets	1,405	67
Total current assets	15,132	11,725
Investment in crypto assets	2,071	5,222
Investment in Ryvyl	-	6,500
Related party note receivable, net	4,167	4,208
Acquired and other intangible assets, net	10,882	825
Goodwill	11,116	-
Operating lease right-of-use assets, net	101	-
Other assets	595	34
Total assets	$44,064	$28,514
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,090	$1,751
Accrued expenses	5,165	40
Current portion of operating lease liabilities	723	-
Unearned revenue	46	109
Other current liabilities	13	13
Total current liabilities	11,037	1,913
Operating lease liabilities, less current portion	1,190	-
March 2026 convertible note and warrants – price protection feature	902	-
Long term debt, net	607	-
Total liabilities	13,736	1,913
Stockholders’ equity (deficit):
Common stock, par value $0.001, 500,000,000 shares authorized; 13,301,694 and 4,165,106 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	14	4
Additional paid-in capital	58,462	40,383
Accumulated deficit	(28,148)	(13,786)
Total stockholders’ equity	30,328	26,601
Total liabilities and stockholders’ equity	$44,064	$28,514

See accompanying notes to these unaudited condensed consolidated financial statements

RTB DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$2,328	$517	$2,881	$962
Cost of revenue	1,457	229	1,827	551
Gross profit	871	288	1,054	411

Operating expenses:
Research and development	262	117	447	220
Selling and marketing	2,015	319	3,451	504
General and administrative	7,525	475	9,747	870
Total operating expenses	9,802	911	13,645	1,594
Loss from operations	(8,931)	(623)	(12,591)	(1,183)
Other income (expense):
Loss on sale of crypto assets	(156)	-	(400)	-
Change in fair value of March 2026 convertible note and related instruments	(405)	-	(405)	-
Change in fair value of crypto assets	(150)	31	(1,025)	-
Gain on sale of short-term investments	-	471	-	471
Legal Settlements expense	70	-	70	-
Other (expense) income	2	3	2	3
Total other (expense)/income, net	(639)	505	(1,758)	474
Loss from operations before income taxes	(9,570)	(118)	(14,349)	(709)
Provision for income taxes	13	-	13	-
Net loss	$(9,583)	$(118)	$(14,362)	$(709)

Net loss per share:
Basic and diluted	$(1.24)	$(0.04)	$(2.42)	$(0.21)
Weighted average number of common shares outstanding:
Basic and diluted	7,735,490	3,345,170	5,940,332	3,301,164

See accompanying notes to these unaudited condensed consolidated financial statements

RTB DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2025	4,165,106	$4	$40,383	$(13,786)	$26,601
Stock-based compensation	-	-	142	-	142
Net loss	-	-	-	(4,779)	(4,779)
Balance at March 31, 2026	4,165,106	$4	$40,525	$(18,565)	$21,964
Stock issued under equity incentive plans	10,291	1	169	-	170
Stock issued for services	40,008	-	222	-	222
Warrants issued	-	-	103	-	103
Common stock settlements of warrant related liabilities	-	-	4,913	-	4,913
Conversion of March 2026 convertible note and warrants to equity	179,732	-	1,401	-	1,401
Conversion of September 2025 convertible notes to equity	7,688,755	8	(8)	-	-
Shares issued pursuant to Merger	962,511	1	10,083	-	10,084
Shares issued for professional services related to merger	109,410	-	655	-	655
Stock options exercised	145,881	-	275	-	275
Stock based compensation	-	-	124	-	124
Net loss	-	-	-	(9,583)	(9,583)
Balance at June 30, 2026	13,301,694	$14	$58,462	$(28,148)	$30,328

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	3,257,641	$6	$5,150	$(5,743)	$(587)
Change in par value	-	(3)	3	-	-
Stock-based compensation	-	-	120	-	120
Stock compensation for services	-	-	9	-	9
Net loss	-	-	-	(591)	(591)
Balance at March 31, 2025	3,257,641	$3	$5,282	$(6,334)	$(1,049)
Stock-based compensation	-	-	38	-	38
Stock issued for services	87,529	-	2	-	2
Net loss	-	-	-	(118)	(118)
Balance at June 30, 2025	3,345,170	$3	$5,322	$(6,452)	$(1,127)

See accompanying notes to these unaudited condensed consolidated financial statements

RTB DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(14,362)	$(709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	435	120
Noncash lease expense	(82)	-
Change in fair value of March 2026 convertible note and related instruments	434	-
Change in fair value on convertible note and warrants	(29)	-
Stock compensation expense	417	169
Stock issued for services	878	-
Loss on sale of crypto assets	400	-
Gain on sale of short-term investments	-	(471)
Unrealized loss on crypto assets	1,025	-
Change in operating assets and liabilities net of effect of acquisitions:
Accounts receivable, net	314	(90)
Prepayments and other current assets	(88)	(125)
Contractual right to offset	13	130
Accounts payable	3,503	387
Accrued liabilities	2,087	(2)
Unearned revenue	(63)	75
Other liabilities	(51)	(130)
Net cash used in operating activities	(5,169)	(646)
Cash flows from investing activities
Proceeds from sale of crypto assets	10,219	-
Outflows from the issuance of note receivable	(500)	-
Proceeds from related party notes receivable repayments	42	-
Proceeds from sale of short-term investments	-	546
Proceeds from issuance of SAFE notes payables	-	1,120
Purchases of USDC	(450)	-
Purchase of property and equipment	-	(5)
Capitalized software development costs	(672)	(266)
Proceeds from settlement of short-term loan with Ryvyl at merger	500	-
Cash acquired through merger with Ryvyl Inc.	4,244	-
Nonrefundable deposit on digital media investment	(10,000)	-
Net cash provided by investing activities	3,383	1,395
Cash flows from financing activities
Repayments of long-term debt	(4)	-
Proceeds from March 2026 convertible note and warrants	2,000	-
Net cash provided by financing activities	1,996	-
Net increase in cash and cash equivalents, and restricted cash	210	749
Cash and cash equivalents, and restricted cash – beginning of period	534	8
Cash and cash equivalents, and restricted cash – end of period	$744	$757

Supplemental disclosure of cash flow information
Cash paid for interest	$2	$-
Cash paid for taxes	$31	$-
Supplemental disclosure of non-cash investing and financing activities
Purchase of equity investment in related party with USDC	$300	$-
Issuance of note receivable with USDC	$1,300	$-
Settlement of accounts payable with USDC	$2,492	$-
USDC proceeds from sale of crypto assets	$719	$-
USDC proceeds from stock option exercise	$275	$-
Convertible debt conversions to common stock	$1,401	$-

See accompanying notes to these unaudited condensed consolidated financial statements

RTB DIGITAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

Organization

Prior to the second quarter of 2026, the Company’s operations were substantially comprised of its Platform Operations business and, as such, it operated and reported financial information under single reportable segment. During the second quarter of 2026, following the acquisition of Ryvyl Inc., the Chief Operating Decision Maker (“CODM”) reevaluated the Company’s reportable segments, which resulted in the addition of Fintech Operations as a component of management’s internal financial information used for operational decision making. Accordingly, the Company now operates and reports financial information under two reportable segments: Platform Operations and Fintech Operations. The Platform Operations segment represents the Company’s core business and where management is focusing its strategy and the majority of its resources. The Fintech Operations segment represents the legacy payment processing business that the Company acquired through its merger with Ryvyl Inc., effective May 12, 2026. The Company’s long-term approach to this legacy business will continue to be informed by an ongoing assessment of business applicability to the Platform business, profitability, market conditions, and resource allocation priorities.

Business Operations - Platform

The Platform business unit known as “Roundtable” was developed and operates an Enterprise Media Platform which hosts an exclusive coalition of professionally managed online media channels. The platform integrates distribution, publishing, monetization, community, syndication and DeFi (Decentralized Finance) payments. Roundtable’s operations primarily consist of software development; advertising and sponsorship sales and identifying and signing a group of select “Platform Partners” to operate channels on its platform.

Each channel is operated by an invite only Platform Partner, drawn from major media companies, subject matter experts, reporters, and thought leaders. Platform Partners publish professional content and oversee an online community for their respective channels, leveraging Roundtable’s proprietary, Web3-based, mobile-enabled, video-focused technology platform (the “Platform”), engaging niche audiences within a single coalition.

Platform Partners incur the costs in content creation on their respective channels and receive a share of the revenue associated with their content. Platform Partners continually benefit from Roundtable’s ongoing technological advances, scale, and expertise in search engine optimization, user engagement, ad monetization and content distribution. Additionally, Platform Partners may also save substantial costs on technology, infrastructure, advertising sales, member marketing and management.

Roundtable’s growth strategy includes recruiting additional Platform Partners that management believes will expand the scale of unique users interacting on the RTB technology platform. We believe that with increased scale in unique users, Roundtable will be able to obtain improved advertising terms and grow advertising and sponsorship revenue.

Business Operations - Fintech

The Fintech business unit provides global payment acceptance and disbursement solutions. These solutions enable merchants to accept credit card payments through arrangements with third-party acquiring banks and payment processors.

Through our Bank Identification Number (“BIN”) sponsorship arrangement, we enable businesses to process credit card transactions, providing direct access to global card networks without the need for a traditional banking license. Although this unit is not itself a payment processor, it serves as an intermediary - similar in certain respects to an independent sales organization (“ISO”) - connecting merchants with acquiring partners. However, in contrast to traditional ISOs, the unit performs a broader set of functions that are typically carried out by processors, including:

●	applications processing and merchant underwriting;

●	merchant onboarding and account configuration;

●	ongoing risk monitoring and transaction-level oversight; and

●	customer service and merchant support.

In addition, we also facilitate equipment servicing or replacement, security verifications, and handle customer support inquiries. Performing these activities enables us to maintain direct control over the merchant experience and support processes. We focus on merchants operating in underserved and, in some cases, higher risk industry verticals, where we believe our operating structure and risk-management capabilities allow us to support customer segments that many acquiring banks and processors may not be able to serve directly.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and the applicable rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2025, condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, and cash flows for the interim periods. All intercompany transactions and balances have been eliminated in consolidation. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q (the “Report”) should be read in conjunction with the Consolidated Financial Statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 16, 2026 (the “2025 Annual Report”).

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosure of contingent assets and liabilities. Actual results could differ from the Company’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be materially affected. The Company bases its estimates on current and past experience, to the extent that historical experience is predictive of future performance and other assumptions that the Company believes are reasonable under the circumstances. The Company evaluates these estimates on an ongoing basis.

Estimates, judgments, and assumptions in these condensed consolidated financial statements include, but are not limited to, those related to the capitalization of platform development costs and associated useful lives, acquired intangible assets and associated useful lives, goodwill, valuation allowances for deferred tax assets, valuation of stock options and warrants, credit losses, and assumptions used to calculate certain contingent liabilities.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported financial position, results of operations or cash flows of the Company.

Revenue Recognition

In accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), revenues are recognized when control of the promised goods or services are transferred to the customer in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

Platform Operations

The Company generates revenue from digital advertising, sponsorship and other service arrangements, partner and publisher arrangements, syndication arrangements, and digital subscriptions. The Company evaluates each significant revenue stream and contractual arrangement to determine whether it is acting as principal or agent. When the Company controls the promised good or service before it is transferred to the customer, revenue is recognized on a gross basis. When the Company’s role is to arrange for another party to provide the good or service, revenue is recognized on a net basis.

Because the Company enters into multiple types of revenue arrangements, its principal versus agent conclusion is evaluated separately for each significant revenue stream and contractual arrangement. In making this determination, the Company considers the indicators of control under ASC 606, including primary responsibility for fulfillment, inventory risk, and discretion in establishing price. Accordingly, some arrangements are recognized on a gross basis and others on a net basis, depending on whether the Company controls the promised good or service before it is transferred to the customer. Significant costs of revenue are presented as a separate line item on the statements of operations.

Fintech Operations

For revenue generated from arranging for the delivery of payment processing services to merchants by a payment processor, the Company typically charges specified fees on a per transaction basis, a percentage share of the transaction amount, or a combination of both. Because the terms of the customer arrangements governing these revenue transactions are substantially the same across customers, revenue recognition is assessed for these arrangements as one group.

The Company satisfies the performance obligation related to these arrangements at a point in time, upon the authorization of the transaction in the payment processor’s platform. The Company has determined that it is the principal in these arrangements on the basis of the indicators of control that are relevant to the transactions, which primarily include inventory risk and discretion in establishing price. As such, revenue from these transactions is recognized on a gross basis.

Disaggregation of Revenue

The following table provides revenue disaggregated by category and timing of recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by category:	2026	2025	2026	2025
Digital revenue
Point in time revenue recognition
Direct advertising	$15	$71	$34	$114
Publisher revenue	166	62	310	174
Syndication revenue	176	47	244	73
Other digital revenue	-	1		10
Total digital revenue	$357	$181	$588	$371
Service revenue
Over-time revenue recognition
Sponsorship	273	336	595	591
Total service revenue	$273	$336	595	591
Payment processing
Point in time revenue recognition
Payment processing revenue	1,698	-	1,698	-
Total payment processing revenue	$1,698	$-	$1,698	$-
Total revenue	$2,328	$517	$2,881	$962

Cash and Cash Equivalents, and Restricted Cash

The Company maintains cash and cash equivalents at banks where amounts on deposit may exceed the Federal Deposit Insurance Corporation limit of $0.25 million during the year. Cash and cash equivalents represent cash and highly liquid investments with an original contractual maturity at the date of purchase of three months or less. As of June 30, 2026, and December 31, 2025, cash and cash equivalents of $0.49 million and $0.53 million, respectively, consisted primarily of checking and money market balances. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk regarding its cash and cash equivalents.

Restricted cash primarily consists of reserves required by third-party acquiring bank partners in connection with services they provided to our merchant customers.

USDC

USDC is a stablecoin redeemable on a one-to-one basis for U.S. dollars and is accounted for as a financial instrument in the Company’s balance sheets. Circle Internet Financial, LLC (“Circle”) and its affiliate, Circle Internet Financial Europe SAS is the issuer of USDC, a crypto-asset stablecoin with a conversion rate of 1:1 pegged to the U.S. Dollar. The Company records USDC at cost, which approximates fair value, and subsequently measures it at fair value each reporting period.

Changes in the fair value of USDC, if any, are recognized in other income (expense), net in the unaudited condensed consolidated statements of operations. From time to time, the Company utilizes USDC to pay vendors and accepts USDC as payment from customers or investors in lieu of cash and cash equivalents.

There are volatility risks related to stablecoins, which are designed to have a relatively stable price relative to an underlying physical asset, most commonly a fiat currency, such as U.S. dollars, or an exchange-traded commodity. The stability of a stablecoin results from the underlying assets backing the stablecoin that are held by the stablecoin issuer in reserve accounts, among other factors, such as the ability of a holder to redeem the stablecoin from its issuer at par. The issuers of certain stablecoins currently retain broad discretion to determine the composition and amounts of assets held in the issuers’ accounts backing those stablecoins, and to substitute assets other than the fiat currency that is initially deposited. The composition of backing assets varies considerably across popular stablecoins, with some stablecoins backed entirely by off-chain assets including cash or short-term, highly liquid assets, and others backed by assets significantly less liquid than cash or cash equivalents. In the case of USDC, Circle reported that, as of December 31, 2025, underlying reserves were held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders.

Crypto Assets

The Company holds crypto assets, including BTC, for investment and operational purposes. Crypto assets are digital assets recorded on blockchain-based distributed ledger networks and traded on digital asset exchanges. The Company measures its crypto assets at fair value at each reporting date based on quoted market prices in active markets. Changes in the fair value of crypto assets are recognized in earnings in the period in which they occur. The Company determines the cost basis of its BTC using the first-in, first-out (FIFO) method. Realized gains and losses on dispositions are calculated based on this cost-based methodology.

As of June 30, 2026, the Company had the following crypto assets (in thousands):

Crypto Asset	Coins Held	Cost Basis ($USD)	Fair Value ($USD)
Bitcoin ($BTC)	35.37	$4,389	$2,071

As of December 31, 2025, the Company had the following crypto assets:

Crypto Asset	Coins Held	Cost Basis ($USD)	Fair Value ($USD)
Bitcoin ($BTC)	59.67	$7,404	$5,222

Gains and losses related to the Company’s crypto assets primarily reflect the remeasurement of these assets to fair value during the reporting period. The fair value of BTC is determined using quoted prices in active markets and is classified within Level 1 of the fair value hierarchy.

Accounts Receivable and Allowance for Credit Losses

For our Platform Operations, accounts receivable primarily consist of amounts due from advertising partners. Accounts receivable is recorded when the right to consideration becomes unconditional and are generally collected within the contractual payment terms. The Company generally receives payments from advertising and non-advertising service customers at the time of contract sign-up, and in advance of providing services.

For our Fintech Operations, accounts receivable primarily consist of amounts due from our payment processing partners for our payment processing services and amounts due from merchants in connection with our sale of payment processing terminals and related accessories. Accounts receivable are recorded at invoiced amounts, net of an allowance for credit losses, and do not bear interest.

For all receivables, the Company performs an ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. The Company records an allowance for credit losses at the amount that it believes will approximate anticipated losses. Accounts receivable are written-off when deemed uncollectible and collection of the receivable is no longer being actively pursued.

In determining the amount of an allowance, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and the Company assesses current economic trends that might impact the level of credit losses in the future. Historically, the Company has had no significant write-offs of accounts receivable. As of June 30, 2026, and December 31, 2025, the Company’s allowance for credit losses was immaterial. Accounts receivable as of June 30, 2026, and December 31, 2025 were $1.09 million and $0.14 million, respectively.

Prepayments and Other Current Assets

Prepayments and other current assets primarily consist of prepaid insurance, inventory, and other vendor prepayments.

Research and Development Costs

Research and development costs primarily consist of salaries and benefits for research and development personnel and outsourced contracted services, as well as associated supplies and materials. These costs are expensed as incurred.

Platform Development

The Company capitalizes the costs related to outsourced consultants who are directly associated with and who devote time to creating and enhancing internally developed software for the Company’s platforms. The Company capitalizes platform development costs for internal use when planning and design efforts are successfully completed, and development is ready to commence. The Company places capitalized platform development assets into service and commences amortization when the applicable project or asset is substantially complete and ready for its intended use. Once placed into service, the Company capitalizes the qualifying costs of specified upgrades or enhancements to capitalized platform development assets when the upgrade or enhancement will result in new or additional functionality. Costs associated with platform maintenance and training are expensed as incurred.

Platform development costs are amortized on a straight-line basis over three years, which is the estimated useful life of the related asset and is recorded as an expense on the statements of operations. The amortization period may be accelerated if the useful life of the related asset is shortened.

As of June 30, 2026, and December 31, 2025, the Company had capitalized platform development costs of $0.67 million and $0.62 million, respectively, as recorded within acquired and other intangible assets, net in the Company’s interim condensed consolidated balance sheets.

Intangible Assets

Definite-lived intangible assets primarily consist of acquired and in-house developed technology, and web domains, and are amortized using the straight-line method over the estimated economic life of the assets, in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill (“ASC 350-30”). In accordance with ASC 360-10, Property, plant, and equipment – Overall (“ASC 360-10”), intangible assets amortized under ASC 350-30 must be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amortization of these assets is provided using the straight-line method over the following estimated useful lives:

Web domains	15 years
Customer relationships	10 years
Platforms	3 years
BIN sponsorship agreement	1 year

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

As of the date of this Report, the Company is past due on rent payments under its office lease for its San Diego facility. The Company is currently in negotiations with the landlord to restructure the lease. The Company will continue to evaluate all options, including modifications or termination. However, there can be no assurance that the matter will be resolved on favorable terms.

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

The Company evaluates ROU assets related to leases for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. When a decision has been made to exit a lease prior to the contractual term or to sublease that space, the Company evaluates the asset for impairment and recognizes the associated impact to the ROU asset and related expense, if applicable. The evaluation is performed at the asset group level initially and when appropriate, at the lowest level of identifiable cash flows, which is at the individual lease level. Undiscounted cash flows expected to be generated by the related ROU asset are estimated over the ROU asset’s useful life. If the evaluation indicates that the carrying amount of the ROU asset may not be recoverable, any potential impairment is measured based upon the fair value of the related ROU asset or asset group as determined by appropriate valuation techniques. During the quarter ended June 30, 2026, the Company did not identify any impairment indicators for its ROU assets.

Fair Value of Financial Instruments

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. Disclosure as to transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements, is also required.

Level 1. Observable inputs such as quoted prices in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

Level 2. Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities.

Level 3. Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently traded non-exchange-based derivatives and commingled investment funds and are measured using present value pricing models.

The Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities at each reporting period end.

The carrying amount of the Company’s financial instruments comprised of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable, USDC, and accrued expenses approximate fair value because of the short-term maturity of these instruments. USDC is contractually redeemable for fiat currency on demand. As any changes in the fair value are reported in earnings as they occur, the derecognition of USDC does not necessarily give rise to a gain or loss. The Company also holds BTC, a digital asset that is measured at fair value at each reporting period based on quoted prices in active markets, with changes in fair value recognized in earnings. Additionally, the instruments associated with the March 2026 Convertible Note and March 2026 Warrants (“March 2026 Convertible Note and Warrants”), further discussed below, are classified as level 2 on the fair value hierarchy as the valuation inputs include the price of similar, but not identical, instruments.

March 2026 Convertible Note and Warrants

On March 6, 2026, the Company completed a private financing and raised $2.0 million. As part of this financing, the Company issued a non-interest-bearing convertible note and warrants, referred to as the “March 2026 Convertible Note” and the “March 2026 Warrants,” respectively. Per the terms of the agreement, the March 2026 Convertible Note converted into shares of the post-merger Company upon the close of the merger with Ryvyl Inc. The number of shares received upon the conversion of the March 2026 Convertible Note and at the close of the merger was calculated as approximately one percent of the fully diluted number of shares outstanding as of the merger date. Refer to Note 10, Subsequent Events, for more information on the merger.

The March 2026 Convertible Note had a maturity date of June 1, 2026. At maturity, if the merger had not yet occurred, the March 2026 Convertible Note would have converted into class B shares of the Company at an exercise price of $2.55 per share. There were no cash payments due on the March 2026 Convertible Note. The March 2026 Warrants were exercisable into shares of the post-merger Company for a one-year period beginning on the close date of the merger. The exercise price and number of underlying shares was determined upon the closing of the merger and was based on the number of shares received by the investor upon conversion of the March 2026 Convertible Note.

Upon conversion of the March 2026 Convertible Note and exercise of the March 2026 Warrants, the investor received restricted shares which it cannot sell or pledge for a period of time. These restrictions lapse and the shares become freely transferrable in equivalent tranches of twenty-five percent after 12 months, 15 months, 18 months, and 21 months following the close of the merger. As part of this issuance, the Company promised to provide the investor with additional shares if the Company’s market capitalization falls below certain thresholds as of the date the shares become freely transferrable. The issuance of additional shares, referred to as a “Price Protection Feature” is capped at $15.0 million.

The Company elected to account for the March 2026 Convertible Note under the fair value option whereby the Company recognized the March 2026 Convertible Note at fair value with changes in fair value recognized in earnings except for changes in fair value due to the instrument specific credit risk, which is recognized in other comprehensive income. The March 2026 Warrants were accounted for at fair value with changes in fair value recognized in earnings as it met the definition of a derivative. At inception, the March 2026 Warrants did not qualify for a scope exception to derivative accounting since the March 2026 Warrants were exercisable into an unknown number of shares. The Price Protection Feature was also accounted for at fair value with changes in fair value recognized in earnings as it represented an obligation to issue additional shares when the value of the Company’s shares decreases.

On May 12, 2026, when the merger between the Company and Ryvyl Inc. closed, the March 2026 Convertible Note converted into 179,732 shares of common stock of the Company. Prior to the conversion, the March 2026 Convertible Note was marked to its fair value of $1.40 million resulting in a gain of less than $0.01 million, recognized in other income, during the quarter ending June 30, 2026. During the quarter ending June 30, 2026, the Company did not recognize any changes in fair value in the unaudited interim condensed statement of operations or other comprehensive income for any changes in instrument specific credit risk for the March 2026 Convertible Note.

Additionally, upon close of the merger, the number of shares underlying the March 2026 Warrants became fixed at 35,947 shares. The number of shares was determined by the (a) the product of (i) March 2026 Convertible Note and (ii) twenty percent divided by the (b) the March 2026 Convertible Note’s conversion price of $11.13 per share. Due to the number of shares underlying the March 2026 Warrants becoming fixed, the March 2026 Warrants were deemed to no longer meet liability classification as the 2026 Warrants became indexed to the Company’s own stock and met the criteria for equity classification. Prior to reclassifying the March 2026 Warrants to additional paid-in capital within equity, the March 2026 Warrants were marked to fair value of $0.1 million, resulting in a gain of $0.03 million, recognized in other income, during the quarter ending June 30, 2026.

The Price Protection Feature was marked to a fair value of $0.9 million as of June 30, 2026, resulting in a loss of $0.4 million, recognized in other income during the quarter ending June 30, 2026.

Stock Based Compensation

Stock-based compensation expense relates to restricted stock units (“RSUs”) and stock options granted to employees, non-employee directors, and certain Platform Operations partners under the Company’s equity incentive plans, which are measured based on the grant-date fair value. The fair value of RSUs is determined by the closing price of the Company’s common stock on the grant date. The fair value of stock options is estimated on the date of grant using the Black-Scholes-Merton option valuation model. Generally, stock-based compensation expense is recorded on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the interim condensed consolidated financial statements, net of operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion of or all the deferred tax assets will not be realized. Judgment is required in determining and evaluating income tax provisions and valuation allowances for deferred income tax assets. We recognize an income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by tax authorities, based on the technical merits of the position.

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As of June 30, 2026, and December 31, 2025, the Company has a full valuation allowance on its deferred tax assets.

Net Loss Per Share

The Company’s basic net loss per share is computed by dividing the loss available to common stockholders by the weighted average number of common stock outstanding during the period without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding, adjusted for the dilutive effect of all potential shares of common stock. In periods in which the Company reports a net loss, all potential common shares are excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive. As such, for the quarters ended June 30, 2026, and 2025, the Company’s diluted net loss per share was the same as the basic net loss per share, as there were no common stock equivalents outstanding that would have a dilutive effect.

Recent Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), and in January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date ("ASU 2025-01"). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the effect of adopting the new disclosure requirements.

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments are intended to clarify and modernize the accounting for costs related to internal-use software. The guidance removes all references to project stages and clarifies the threshold entities apply to begin capitalizing costs. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of ASU 2025-06 to have a material impact on the Company’s financial statements.

3.	Business Combination

On May 12, 2026, the Company closed its previously announced merger with Ryvyl Inc. The transaction was accounted for as a reverse acquisition using the acquisition method in accordance with ASC 805, Business Combinations (“ASC 805”). ASC 805 requires that one of the combining entities be designated as the accounting acquiror for accounting purposes. For this transaction, the Company has been determined to be the accounting acquiror. In making this determination, management considered the structure of the merger, including the relative voting rights and the corporate governance structure of the combined company post-merger, the composition of post-merger board of directors, and the designation of key senior management positions. The purchase consideration has been preliminarily allocated to the fair value of the historical Ryvyl Inc.’s identifiable assets and liabilities as of the closing date of the merger, with the excess purchase consideration recorded as goodwill.

Consideration Transferred

The fair value of the consideration transferred on the closing date of the merger was $14.573 million, which consisted of 1,291,088 shares common stock valued at $10.083 million plus the cancellation of the Company’s pre-existing preferred stock investment in Ryvyl with a fair valueof $6.50 million, less the settlement of a pre-existing note payable plus accrued interest that the Company owed to Ryvyl valued at $2.01 million.

Preliminary Allocation of Purchase Price

The purchase price is allocated to the legacy Ryvyl assets acquired and liabilities assumed based on their estimated fair values on the merger closing date, with any excess purchase price recorded as goodwill. The purchase price allocation shown in the following table reflects the preliminary fair value estimates based on management’s analysis, including preliminary work performed by third-party valuation specialists (in thousands):

Fair value of consideration transferred	$14,573

Estimated fair values of assets acquired and liabilities assumed:
Cash and restricted cash	4,244
Accounts receivable, net	1,255
Prepayments and other current assets	1,221
Intangible assets	9,815
Operating lease right-of-use assets	128
Other assets	268
Accounts payable	(2,827)
Accrued expenses	(7,963)
Current portion of operating lease liabilities	(737)
Other current liabilities	(51)
Operating lease liabilities, noncurrent	(1,285)
Other long-term liabilities	(611)
Total estimated fair value of net assets acquired	3,457

Estimated goodwill	$11,116

The fair values of the identifiable intangible assets acquired were determined using the income and cost approaches. The fair value measurements were primarily based on inputs that are not observable in the market and thus represent Level 3 measurements as defined in ASC 820, Fair Value Measurements and Disclosures. The multi-period excess earnings method was used to value customer relationships. This method is an application of the income approach that estimates the present value of cash flows attributable to the asset after deducting contributory asset charges for the other assets that contribute to those cash flows. To value the BIN sponsorship agreement, the cost to recreate (replacement cost) method was used, which estimates the fair value of an intangible asset based on the current cost to reconstruct or replace it with a comparable asset, adjusted for any obsolescence.

Supplemental Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the merger with Ryvyl had occurred as of January 1, 2025. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisitions been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the Company’s future financial results. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pro forma revenue	$3,711	$3,298	$6,798	$6,543
Pro forma net loss	(10,192)	(3,917)	(18,255)	(10,401)

4.	Note receivable

On April 3, 2026, the Company entered into a loan agreement with Lagodivilla, Ltd. (“Lagodivilla”), pursuant to which the Company advanced a loan in the principal amount of $1.8 million. The loan bears simple interest at a rate of 5.0% per annum and had an original maturity date of June 3, 2026. Pursuant to the agreement, Lagodivilla may satisfy its repayment obligation at maturity either in USDC or, subject to specified conditions, by delivering 102,995 shares of common stock of the Company held by Lagodivilla.

As of June 30, 2026, the principal balance outstanding under the loan was $1.8 million (excluding accrued interest), which is recorded within Notes receivable, current on the Company’s unaudited condensed consolidated balance sheet. Although the original maturity date passed prior to June 30, 2026, the Company and Lagodivilla subsequently agreed to an extension of the loan term. See Note 17, Subsequent Events, for additional information. Management evaluated the collectability of the loan in accordance with ASC 326 and determined that no allowance for credit losses was required as of June 30, 2026.

5.	Prepayments and Other Current Assets

Prepayments and other current assets are summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Prepaid insurance	$570	$22
Payroll taxes receivable	115	-
Short term deposits	74	-
Prepaid income taxes	50	-
Prepaid licenses and subscriptions	36	7
Other prepayments	560	38
	$1,405	$67

6.	Intangible Assets

The following table details intangible assets (in thousands):

		June 30, 2026
	Weighted Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	9.83 years	$9,300	$(127)	$9,173
BIN sponsorship arrangement	0.83 years	300	(41)	259
Platforms	2.30 years	1,817	(663)	1,154
Web domains	11.82 years	32	(7)	25
RTB homepage redesign	2.97 years	72	(1)	71
Acquired internal-use software	2.50 years	215	(15)	200
Total intangible assets		$11,736	$(854)	$10,882

		December 31, 2025
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Platforms	1.49 years	$1,218	$(419)	$799
Web domains	11.35 years	32	(6)	26
Total intangible assets		$1,250	$(425)	$825

Amortization expense was $0.43 million and $0.12 million for the six months ended June 30, 2026, and 2025, respectively.

The estimated future amortization expense related to intangible assets as of June 30, 2026, is as follows:

For the years ended December 31,	Amount
2026 (remainder)	$986
2027	1,829
2028	1,620
2029	1,302
2030	1,232
Thereafter	3,913
Total expected future amortization expense	$10,882

7.	Accrued Expenses

The following table details the balance in accrued liabilities (in thousands):

	June 30, 2026	December 31, 2025
Accrued legal settlements	$3,377	$
Payroll related accruals	154
Accrued legal and professional fees	233
Other accrued liabilities	1,401		40
Total accrued liabilities	$5,165		$40

8.	Long Term Debt

The following table summarizes the Company’s debt (in thousands):

	June 30, 2026	December 31, 2025
$149,900 Economic Injury Disaster Loan (EIDL), interest rate of 3.75%, due June 1, 2050	150	-
$500,000 EIDL, interest rate of 3.75%, due May 8, 2050	470	-
Total debt	620	-

Less: current portion	(13)	-
Long-term debt	$607	$-

Small Business Association CARES Act Loans

In connection with its merger with Ryvyl Inc., effective May 12, 2026, the Company assumed a 30-year loan with a principal balance of $149,900 (plus deferred interest of 1,748) on the acquisition date and a 27-year loan with a principal balance of $471,640 on the acquisition date. Both loans were originally secured through the Small Business Association (“SBA”). The 30-year loan bears interest at 3.75% per annum and requires principal and interest payments of $731 per month. The monthly payments are first applied against any outstanding deferred interest. The 27-year loan bears interest at 3.75% per annum and requires principal and interest payments of $2,477 per month. As of June 30, 2026, both loans were in good standing.

9.	Stockholders’ Equity

As described in Note 3, Business Combination, on May 12, 2026, the Company closed its merger with Ryvyl Inc., which was accounted for as a reverse acquisition. Under ASC 805, RTB Digital, Inc. was determined to be the accounting acquiror, and Ryvyl Inc. was the legal acquiror. Accordingly, the historical condensed consolidated financial statements presented prior to the merger date reflect the historical financial position and results of operations of RTB Digital, Inc. However, the capital structure (including the number of shares of common stock, preferred stock, and par value) for all prior periods presented has been retroactively restated to reflect the capital structure of Ryvyl Inc. based on the exchange ratio established in the merger agreement. The historical accumulated deficit of RTB Digital, Inc. has been carried forward.

Common Stock

As of June 30, 2026, the Company was authorized to issue a total of 500,000,000 shares of common stock, par value $0.001 per share.

As of June 30, 2026, and December 31, 2025, there were 13,301,694 and 4,165,106 shares of common stock issued and outstanding, respectively (retroactively adjusted to reflect the reverse acquisition).

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Common stockholders are entitled to receive dividends when, as, and if declared by the Board of Directors out of funds legally available therefore, subject to the prior rights of any preferred stock that may be outstanding.

In connection with the merger on May 12, 2026, the Company issued 1,291,088 shares of common stock with an acquisition-date fair value of $10.083 million as part of the total merger consideration.

Warrants liabilities assumed upon business combination

In July 2025, Ryvyl Inc. issued common warrants in connection with a public offering. Per the warrant agreements, upon the consummation of the merger, the warrant holders had the option to settle the warrants in cash based on the Black-Scholes calculation. The Black-Scholes value associated with the warrants was included in the liabilities assumed by the Company in connection with the merger on May 12, 2026. As further described in Note 17, Subsequent Events, subsequent to the closing of the merger, the warrant holders and the Company agreed to enter into modification agreements to amend and settle the original warrants.

The Company evaluated the accounting implications of the warrant amendments under ASC 815-40 and determined that they met the criteria for equity classification. As such, immediately prior to reclassification to equity on June 30, 2026, the warrant liabilities were remeasured to their aggregate fair value of $4.90 million, with the resulting change in fair value of $2.72 million recognized in the interim condensed consolidated statements of operations. The remeasured fair value of $4.90 million was subsequently reclassified from warrant liabilities to Additional Paid-in Capital at June 30, 2026. Following the reclassification and subsequent cashless exercise, no residual warrant liability remained outstanding as of June 30, 2026.

September 2025 Convertible Notes and Warrants

During September 2025, the Company received proceeds of $30.15 million in exchange for certain convertible notes (the “September 2025 Convertible Notes”) and warrants with certain investors. The proceeds consisted of cash of $15.0 million, USDC of $15.0 million, and the conversion of an existing accounts payable balance in the amount of $0.15 million. The total proceeds of $30.15 million were allocated as $30.145 million to the convertible notes and $0.005 million to the warrants.

Per the agreements, the September 2025 Convertible Notes bore interest at a rate of 12% per annum, with interest accruing in full beginning on the issuance date. However, the principal and interest accrued on the September 2025 Convertible Notes was not to be repaid in cash. All outstanding principal and accrued interest were to automatically convert into shares of the pre-merger Company’s Class B common stock upon the earliest occurrence of (i) the respective maturity date, (ii) the closing of a qualifying equity financing resulting in aggregate proceeds of at least $20.0 million, or (iii) the occurrence of a qualifying corporate transaction, as defined in the agreements. The conversion price was fixed at $2.55 per share of the pre-merger Company, subject to customary adjustments for stock splits and similar transactions.

The number of warrants issued was equal to 20% of the respective principal of the notes divided by the exercise price, which was equal to $2.55 per share of the pre-merger Company. The warrants expired one year from the issuance date and were legally detachable and separately exercisable from the September 2025 Convertible Notes.

Management evaluated the September 2025 Convertible Notes and the related warrants in accordance with applicable accounting guidance, including ASC 470, ASC 480, and ASC 815. Based on this evaluation, the Company concluded that (i) the automatic conversion feature embedded in the September 2025 Convertible Notes does not require bifurcation as a derivative, (ii) the warrants qualify as freestanding financial instruments that are indexed to the Company’s own stock and meet the criteria for equity classification, and (iii) settlement of the September 2025 Convertible Notes and warrants does not require or permit unilateral cash settlement by the holders. Accordingly, the Convertible Notes and warrants were classified within stockholders’ equity as additional paid-in capital.

The merger between Company and Ryvyl Inc., effective May 12, 2026, was deemed to represent a qualifying corporate transaction, as defined in the agreements, resulting in the automatic conversion of the entire principal and all interest accrued on the September 2025 Convertible Notes and related warrants, into shares of common stock and warrants of the post-merger Company. In connection with the conversions, the Company issued a total of 7,688,755 shares of common stock and 1,537,752 warrants during the quarter ended June 30, 2026.

10.	Stock-Based Compensation

Equity Incentive Plans

The Company has one equity incentive plan, the 2023 Equity Incentive Plan (“2023 Plan”), which provides employees, directors, and consultants with opportunities to acquire the Company’s shares, or to receive monetary payments based on the value of such shares. Under the 2023 Plan, Company is able to grant stock option awards, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The 2023 Plan provides for up to 145,665 shares of common stock. Grants made under the 2023 Plan will generally vest and become exercisable at various times from the grant dates. These awards will have such vesting or other provisions as may be established by the Board of Directors at the time of each award.

In addition, all pre-merger equity plans of the Company and outstanding equity awards under those plans, which include the 2024 Equity Incentive Plan and the 2025 Equity Incentive Plan, were assumed by Ryvyl, effective May 12, 2026, the merger closing date.

Equity Plans Activity

The following table provides a summary of stock option activity for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Exercise Price
Stock options outstanding at December 31, 2025	2,757,580	$1.51

Granted	-	N/A
Cancelled	(42,071)	0.94
Exercised	(145,880)	1.89
Outstanding stock options at June 30, 2026	2,569,629	$1.50
Outstanding stock options assumed in merger with Ryvyl Inc.	4,960	$74.42
Total outstanding stock options at June 30, 2026	2,574,589	N/A

Exercisable stock options at June 30, 2026	833,369	$0.95
Exercisable stock options assumed in merger with Ryvyl Inc.	4,960	$74.42
Total exercisable stock options at June 30, 2026	838,329	N/A

Unvested stock options at June 30, 2026	173,626	$1.76
Unvested stock options assumed in merger with Ryvyl Inc.	-	N/A
Total unvested stock options at June 30, 2026	173,626	$1.76

(1)	Common stock available for future issuance at June 30, 2026 represents a combination of 1,485,327 of authorized shares; less 1,253,069 common stock options outstanding under the 2024 Equity Incentive Plan and 1,532,186 authorized shares; less 1,532,186 common stock options outstanding under the 2025 Equity Incentive Plan.

As of June 30, 2026, total compensation cost not yet recognized related to unvested options was $1.0 million, which is expected to be recognized over a weighted-average period of 2.5 years.

11.	Leases

In connection with its merger with Ryvyl Inc., effective May 12, 2026, the Company assumed operating leases at three locations in the United States (California, Illinois, and Massachusetts). The Company had no finance lease obligations as of June 30, 2026.

The Company’s operating lease expense totaled $0.1 million for the six-month period ended June 30, 2026. As of June 30, 2026, the weighted-average remaining lease term was 2.4 years and the weighted average discount rate was 12.0%.

Future minimum lease payments under our operating leases and reconciliation to lease liability as of June 30, 2026, are as follows (in thousands):

Fiscal years:	Amount
2026 (remainder)	$499
2027	840
2028	878
2029	-
Thereafter	-
Total	2,217
Less: present value discount	(304)
Operating lease liability	$1,913

12.	Income Taxes

The Company recorded income tax expense of approximately $0.01 million and $0.00 million for the six months ended June 30, 2026 and 2025, respectively. The Company’s effective income tax rate was approximately (0.12%) and 0.00% for the corresponding periods, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory income tax rate primarily as a result of the valuation allowance maintained against the Company’s net deferred tax assets, as well as state income taxes and other permanent differences.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and records a valuation allowance when, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the Company considers, among other factors, its historical operating results, cumulative losses in recent years, forecasts of future taxable income, the expected reversal of existing temporary differences, and available tax-planning strategies.

As of June 30, 2026, the Company continued to maintain a full valuation allowance against its net deferred tax assets. The Company has incurred cumulative losses and currently does not have sufficient objective positive evidence to conclude that realization of its net deferred tax assets is more likely than not. Accordingly, the Company did not recognize a material income tax benefit associated with its current-period losses or other increases in deferred tax assets. The Company will continue to evaluate the realizability of its deferred tax assets in future reporting periods, and the valuation allowance may be adjusted if sufficient positive evidence becomes available to support realization.

Merger with Ryvyl Inc. and Acquired Tax Attributes

On May 12, 2026, the Company completed its merger transaction pursuant to which RTB merged with a wholly owned merger subsidiary of Ryvyl Inc., with RTB surviving the merger as a wholly owned subsidiary of Ryvyl Inc. Following completion of the transaction, Ryvyl Inc. changed its name to RTB Digital, Inc. For financial reporting purposes, the transaction was accounted for as a reverse acquisition, with RTB treated as the accounting acquirer. For Federal Income Tax purposes, the acquirer in the transaction is Ryvyl Inc. and it is continuing tax reporting entity following the merger.

In connection with the merger and the related preliminary purchase accounting, the Company recognized deferred tax assets and liabilities associated with the differences between the financial reporting and tax bases of the acquired assets and liabilities, as applicable. Significant deferred tax assets include amounts associated with federal and state net operating loss carryforwards, intangible assets and goodwill, capitalized research and development expenditures, interest expense carryforwards, unrealized losses on digital assets and investments, and other deductible temporary differences.

As of June 30, 2026, the Company estimates that Ryvyl and RTB had approximately $128.0 million and $7.7 million, respectively, of federal net operating loss carryforwards, before consideration of any applicable limitations on their utilization. The availability and ultimate utilization of these net operating loss carryforwards and certain other tax attributes are subject to the requirements and limitations of the Internal Revenue Code and applicable state tax laws.

The merger resulted in, or is expected to result in, an ownership change for purposes of Section 382 of the Internal Revenue Code. Accordingly, the utilization of certain pre-merger net operating loss carryforwards and other tax attributes may be subject to significant annual limitations. The Company has not yet completed a formal Section 382 analysis to determine the amount of the annual limitation or whether any portion of its tax attributes may expire before they can be utilized. If the Company determines that certain tax attributes will not be available as a result of these limitations and the related deferred tax assets may be reduced in a future period. Because the Company currently maintains a full valuation allowance against its net deferred tax assets, such an adjustment is not presently expected to have a material impact on the Company's income tax expense, although the ultimate impact will depend on the results of the Company's analysis.

The income tax accounting associated with the merger remains subject to further analysis, including the determination of the tax bases of certain acquired assets and liabilities, the availability and limitation of acquired tax attributes, and the completion of the Company's Section 382 analysis. Accordingly, the amounts recorded as of June 30, 2026 may be adjusted as additional information becomes available and the Company's analysis is completed.

Uncertain Tax Positions

The Company evaluates uncertain tax positions in accordance with applicable accounting guidance. As of June 30, 2026, the Company had no material unrecognized tax benefits. The Company does not currently anticipate that its unrecognized tax benefits will change materially during the next twelve months.

13.	Related Party Transactions

Roustan Media Partnership Agreement

On January 14, 2025, the Company entered into a Coalition Partner Agreement with Roustan Media Inc., an entity affiliated with a member of the Company’s board of directors. The director’s service ended on May 25, 2026. Under the agreement, effective January 1, 2025, the Company provides digital publishing, advertising operations, distribution, and related platform services for Roustan Media’s media properties, including The Hockey News and related websites.

Pursuant to the agreement and a related term sheet executed in June 2025, the Company collects advertising and distribution revenues and remits a contractually defined revenue share to Roustan Media. The revised economics include a minimum monthly revenue support arrangement applicable to certain months in 2025, under which the Company agreed to compensate Roustan Media for shortfalls between actual advertising collections and a specified monthly threshold of $90. The specified monthly threshold ended on November 4, 2025, following the execution of the Company’s Strategic Partnership with True Sports, ULC and Roustan Media, Inc. See Related Party Note Receivable section below for additional information.

September 2025 Convertible Notes and Warrants

In September 2025, the Company entered into Convertible Note Purchase Agreements (the “September 2025 Convertible Notes”) with investors, including multiple related parties. The Convertible Notes were issued in exchange for cash and digital asset consideration and are unsecured obligations of the Company. The Notes bore interest at the stated contractual rate and were to mature during September 2026, unless earlier converted in accordance with their terms. The Convertible Notes were convertible into equity of the Company upon the occurrence of certain events or at the option of the holders, as defined in the agreements.

The merger between Company and Ryvyl Inc., effective May 12, 2026, was deemed to represent a qualifying corporate transaction, as defined in the agreements, resulting in the automatic conversion of the entire principal and all interest accrued on the September 2025 Convertible Notes and related warrants, into shares of common stock and warrants of the post-merger Company. In connection with the conversions, the Company issued a total of 7,688,755 shares of common stock and 1,537,752 warrants during the quarter ended June 30, 2026. See Note 9, Stockholders’ Equity, for additional information.

Related Party Note Receivable

On November 4, 2025, the Company entered into a binding letter of intent for a long-term strategic partnership agreement (the “Strategic Partnership”) with True Sports, ULC and Roustan Media, Inc. (collectively, the “Customer”), all of which are owned by a related party of the Company. In connection with the Strategic Partnership, the Company entered into a $5.0 million zero-interest note receivable (the “Note Receivable” or the “Note”) to the Customer. The Note Receivable has a contractual term of five years and requires quarterly principal payments of $0.125 million, with the remaining balance due as a balloon payment at the Note Receivable’s maturity on November 3, 2030.

During the six months ended June 30, 2026, the Company received one Note payment totaling $0.04 million, which was recorded as a reduction of the Note principal. Including the aforementioned payment, the Company has received an aggregate of $0.08 million in Note payments from the Customer. The Company previously recorded a reserve of $0.75 million against the Note as of December 31, 2025. The Company determined that the previously recorded reserve of $0.75 million remains appropriate and sufficient, based on its assessment of collectability of the Note as of June 30, 2026.

Advisory and Support Services Agreement with BFF Ltd.

On April 13, 2026, RTB Digital, Inc. (“RTBDE”), a wholly owned subsidiary of the Company, entered into an Advisory and Support Services Agreement (the “BFF Agreement”) with BFF Ltd. (“BFF”), effective as of February 8, 2026. BFF is an entity affiliated with Alykhan Madhavji, who is Chief Financial Officer and Director of the Company.

Pursuant to the BFF Agreement, BFF will provide fundraising advisory and support services to RTBDE, including investor presentation and marketing material development, investor relationship management and KYC support, transaction documentation and execution support, investor and diligence coordination, financial modeling support, and fundraising strategy and project management services. The agreement has an initial minimum term of six months, subject to earlier termination on 30 days’ written notice by either party.

Under the BFF Agreement, RTBDE is obligated to pay BFF: (i) a one-time mobilization fee of $275,000, payable within three business days following receipt of the relevant approvals under applicable law with respect to RTB’s merger process; (ii) a monthly retainer of $50,000 during the term of the agreement; (iii) a $225,000 success fee upon the successful consummation of a fundraising by RTBDE, the Company, or an affiliate involving at least $143.0 million; and (iv) upon the successful consummation of such fundraising, a non-qualified option of the Company or a similar equity based instrument under the Company’s 2026 equity incentive plan on terms to be determined. Amounts paid or payable under the BFF Agreement are non-refundable, including in the event of termination.

The BFF Agreement also provides that the Company will indemnify BFF and certain related persons against specified losses arising from, among other things, breaches by the Company or RTBDE, noncompliance with applicable law by the Company or RTBDE, inaccuracies in Company provided information, and third-party claims relating to the Company’s business, subject to customary exclusions for BFF’s gross negligence, willful misconduct, or fraud.

14.	Segment Reporting

The Company reports its segments to reflect the manner in which its CODM reviews and assesses performance. The Company’s CODM is its CEO. The primary financial measures used by the CODM to evaluate the performance of its segments and allocate resources to them are revenue and gross profit.

The Company has two reportable segments: Platform Operations and Fintech Operations. The CODM uses segment revenue and gross profit for each segment during the annual budgeting and forecasting process. Further, the CODM uses segment revenue and gross profit as the metrics to assess the business trajectory of each segment on a periodic basis, and to make investment decisions and allocate operating resources to each segment. The CODM does not evaluate performance or allocate resources based on segment asset information, as assets are reviewed on a consolidated basis. As such, segment asset data is not provided.

The following tables present revenue and gross profit information for each of our reportable segments (in thousands):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Platform Operations	Fintech Operations	Total	Platform Operations	Fintech Operations	Total
Revenue	$630	$1,698	$2,328	$1,183	$1,698	$2,881
Cost of revenue	433	1,024	1,457	804	1,023	1,827
Segment gross profit	197	674	871	379	675	1,054

Depreciation and amortization	$113	$17	$130	$251	$17	$268

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Platform Operations	Fintech Operations	Total	Platform Operations	Fintech Operations	Total
Revenue	$517	$-	$517	$962	$-	$962
Cost of revenue	229	-	229	551	-	551
Segment gross profit	288	-	288	411	-	411

Depreciation and amortization	$54	$-	$54	$111	$-	$111

The following table provides a reconciliation of total segment gross profit to the Company’s loss before provision for income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total segment gross profit	$871	$288	$1,054	$411
Less: Research and development	(262)	(117)	(447)	(220)
Less: Selling and Marketing	(2,015)	(319)	(3,452)	(504)
Less: General and administrative	(7,525)	(475)	(9,747)	(870)
Less: Other (expense), net	(639)	505	(1,758)	474
Loss from operations before income taxes	$(9,570)	$(118)	$(14,350)	$(709)

15.	Commitments and Contingencies

From time to time, the Company is a party to, or has a significant relationship to, legal proceedings, lawsuits, and other claims arising in the ordinary course of business. The Company’s management evaluates the Company’s exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

In accordance with ASC 450, Contingencies, the Company accrues anticipated costs of settlement, damages, losses for claims, and under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, the Company accrues a minimum amount of the range.

On May 12, 2026, the Company merged with Ryvyl Inc.  The Company assumed all commitments, legal and otherwise, related to Ryvyl upon the effective date of the merger. For additional information, please refer to the RTB Digital, Inc. Form 10-Q as of March 31, 2026, as filed with the SEC on May 14, 2026.

Note Receivable Litigation

During June 2026, the Company filed a breach of claim suit with the holder of the Company’s note receivable described in Note 13 under the section, Related Party Note Receivable. The claim was filed due to the related party’s late repayments on the principal of the Note. At this time, the Company believes that a material loss contingency related to the claim is reasonably possible, but not probable.

The Company has determined, in accordance with applicable accounting principles, that a loss or range of loss that it may incur is not probable at this time and have therefore not recorded a liability for this matter. Also, as noted in Note 5, Related Party Note Receivable, the Company previously recorded a reserve against the Note in the amount of $0.75 million, which it believes remains appropriate and sufficient as June 30, 2026.

Purchase Commitments

Aside from the Company’s operating lease commitments, which are disclosed in Note 11, Leases, the Company also has the following non-cancellable purchase commitments under services contracts with vendors for software products, as of June 30, 2026:

Fiscal years:	Amount
2026 (remainder)	$99
2027	198
2028	16
Total	$313

Employment Agreements

George Oliva Employment Agreement

In connection with its merger with Ryvyl Inc., the Company assumed the employment agreement of Ryvyl’s Chief Financial Officer, George Oliva, who now serves as the Company’s Chief Accounting Officer following the effective date of the merger. Pursuant to the Employment Agreement, Mr. Oliva will continue his employment on an “at-will” basis with compensation to be set by the Company’s management team on an annual basis, eligibility for bonuses in accordance with the Company’s applicable bonus programs, and eligibility for other benefits such as participation in any retirement plans and insurance plans. The Company may terminate the Employment Agreement for cause and Mr. Oliva may terminate the Employment Agreement for good reason, both as further described in the Employment Agreement, and both the Company and Mr. Oliva may also terminate without cause subject to fifteen prior days’ notice. Upon termination for cause (by the Company) or without cause (by Mr. Oliva), the Company will pay for any earned but unpaid base salary, bonus, and vested benefits through the date of termination. In addition to the foregoing, in the case of termination without cause (by the Company) or for good reason (by Mr. Oliva), the Company will also pay Mr. Oliva severance in the amount of twelve months salary to be paid in twelve equal instalments, all vested equity awards will be fully vested, and continue to cover Mr. Oliva’s group health plan premium for a period of twelve months. The Employment Agreement contains standard covenants by the Company and Mr. Oliva, including as it relates to confidentiality and indemnification, and defines the duties and responsibilities of Mr. Oliva’s continued employment with the Company.

Independent Contractor Chief Financial Officer Services Agreement

On November 1, 2025 (the "Effective Date"), the Company entered into an Independent Contractor Agreement (the "Agreement") with Aly Madhavji, pursuant to which Mr. Madhavji provides Chief Financial Officer services to the Company and serves as the Company's Chief Financial Officer. The Agreement has an initial term of 36 months from the Effective Date, unless sooner terminated. Either party may terminate the Agreement at any time, with or without cause and without liability, upon at least 60 days' prior written notice, provided that the Company remains obligated to pay Mr. Madhavji for services rendered and to reimburse authorized expenses incurred prior to the termination date.

Per the terms of the Agreement, the Company is obligated to pay Mr. Madhavji a fee of $15,000 per month. Mr. Madhavji is also entitled to a grant of stock options under the Company's 2025 Stock Option Plan, subject to Board approval and time-based vesting. As of June 30, 2026, the Company's remaining minimum cash commitment under the Agreement, assuming no early termination, was approximately $420,000.

16.	Legal Proceedings

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

●	On December 12, 2022, Jacqueline Dollar (a/k/a Jacqueline Reynolds), former Chief Marketing Officer of the Company, filed a complaint against the Company, Fredi Nisan, and Does 1-20 in San Diego Superior Court. Ms. Dollar is alleging she was undercompensated compared to her male counterparts and retaliated against after raising concerns to management resulting in sex discrimination in violation of the California Fair Employment and Housing Act (“FEHA”) and failure to prevent discrimination in violation of FEHA. Ms. Dollar is also claiming intentional infliction of emotional distress. Ms. Dollar is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. On January 21, 2026, Ms. Dollar filed a notice of conditional settlement of the entire case with the Court. The parties have since entered into a confidential settlement agreement, pursuant to which all claims are to be dismissed upon satisfaction of all settlement terms.

●	As previously disclosed in the Company’s 10-Q for the period ending March 31, 2025, as filed on May 20, 2025, since December 2022, the Company has been cooperating with an ongoing investigation by the SEC regarding possible violations of the federal securities laws. Following discussions with the Staff of the SEC, the Company made certain disclosures addressing the concerns regarding the Company’s 2020 Registration Statement on Form S-1 filed on December 23, 2020 and subsequent reporting, which are contained in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 under Part I, Note 14, Commitments and Contingencies, and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments, and under the Part II section titled “Legal Proceedings.”

On April 27, 2026, the SEC filed a settled action against the Company and its founders, memorializing the previously disclosed settlement. SEC v. RYVYL Inc., et al., Case No. 3:26-cv-02672-WQH-MMP (S.D. Cal.). The proposed final judgment, approved by the Court on May 11, 2026, does not require the Company to pay any monetary penalty and, fully resolves all claims regarding the Company.

●

On June 25, 2024, J. Drew Byelick, a former Chief Financial Officer of the Company, filed a complaint against the Company in the United States District Court for the Southern District of California, Case No. ’24CV1096 JLS MSB. Mr. Byelick alleged breach of contract, fraudulent inducement of employment, along with intentional misrepresentation and concealment. The Company moved to dismiss the complaint for failure to state a claim and for other violations of the federal rules of civil procedure. The Court granted that motion on December 20, 2024, but permitted Mr. Byelick to file an amended complaint. Mr. Byelick filed his first amended complaint on January 19, 2025, asserting the same core claims. The Company moved to dismiss the first amended complaint for similar reasons as its motion to dismiss the original complaint. The Court granted that motion, in part, on April 18, 2025, ruling that Mr. Byelick was incapable of pleading certain claims (and dismissing those claims) but adequately pled others for purposes of a motion to dismiss only. Mr. Byelick subsequently filed a motion for partial summary judgment, which the Court denied in full as premature. Discovery is closed, and the parties are scheduled to participate in mediation on August 26, 2026. A trial date has not yet been set. Given the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●	On July 2, 2025, Plaintiff Kapcharge USA Inc. commenced a lawsuit against Defendants Ryvyl Inc., FFS Data Corporation, CML Management, LLC and Cynthia Lambert in San Diego Superior Court, Case No. 25CU035045C. This lawsuit stems from a dispute between Kapcharge on the one hand and FFS Data Corporation (“FFS”), and CML Management, LLC on the other hand, related to a payment processor agreement between Kapcharge and FFS. Kapcharge alleges causes of action for Conversion, Money Had and Received, Violation of Penal Code § 496, Restitution, Breach of Contract (against FFS, CML, and Lambert), and Unfair Competition in Violation of California Business and Professions Code § 17200 et seq. The Company denies all allegations of liability and intends to vigorously defend against all claims. Kapcharge filed a demurrer on August 28, 2025 related to the causes of action for Conversion and Violation of Penal Code § 496. On April 8, 2026, Kapcharge and Ryvyl filed a stipulation for stay of the proceedings and to continue the demurrer hearing. On May 12, 2026, the parties entered into a confidential settlement agreement, pursuant to which all claims are to be dismissed.

●	On July 15, 2025, Plaintiff Rachael Mora filed a complaint against the Company, Fredi Nisan, and Does 1-20 in San Diego Superior Court. Ms. Mora is alleging sex discrimination and sexual favoritism in violation of the California Fair Employment and Housing Act (“FEHA”), and failure to prevent discrimination in violation of FEHA. Ms. Mora is also claiming retaliation and negligent supervision/negligent retention. Ms. Mora is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims.

●	On December 29, 2025, Plaintiff Ellenoff, Grossman & Schole LLP (“EGS”), filed a complaint against the Company in the Supreme Court of the State of New York County of New York. EGS is alleging breach of contract, account stated, and quantum meriut. On July 29, 2026, the parties entered into a confidential settlement agreement, pursuant to which a Stipulation of Discontinuance with prejudice will be filed upon satisfaction of agreed terms.

●	On March 16, 2026, Plaintiff Ideyalabs, LLC (“Ideyalabs”), filed a complaint against the Company and two of its wholly owned subsidiaries in San Diego Superior Court, Case No. 26CU014745C. Ideyalabs alleged breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Ideyalabs then filed a writ of attachment application on March 23, 2026. On May 15, 2026, the Company filed a cross-complaint alleging fraudulent inducement, declaratory relief, breach of settlement agreement, and rescission. On June 30, 2026, Ideyalabs filed a demurrer and motion to strike. A hearing is scheduled for December 18, 2026 on these motions. The Company denies liability and intends to vigorously defend against all claims. Given the stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●	On July 7, 2026, Plaintiff Tessa Desjardins (“Desjardins”), filed a complaint against the Company and one of its agents in United States District Court for the Eastern District of Louisiana, Case No. 2:26-cv-01472-BSL-EJD. Desjardins alleged copyright infringement, statutory damages for willful infringement, and contributory copyright infringement. The Company denies liability and intends to vigorously defend against all claims. Given the stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●	On June 12, 2026, the Company filed a complaint against W. Graeme Roustan, Roustan Media, Inc., and True Sports, ULC (collectively the “Defendants”) in the Superior Court of the State of Delaware, Case No. N26C-06-167 KMM CCLD. The Company alleged breach of contract. The Company intends to vigorously pursue its claims in this action. Given the stage of the litigation, the inherent uncertainty of litigation, and the legal and factual issues that must be resolved for the Company to prevail on the merits, the Company cannot predict the outcome at this time or estimate the amount or range of any potential recovery that may result from this action.

17.	Subsequent Events

Warrant Modifications and Terminations

Funicular Funds, LP (“Funicular”) entered into a modification agreement, dated June 11, 2026, with the Company to modify the terms of the put option contained in the warrant for common stock issued to Funicular on July 15, 2025. The modification (i) extended the period during which Funicular could exercise the put option to require the Company to pay the Black Sholes value of the warrant on consummation of the merger on May 12, 2026, and (ii) Funicular further agreed not to exercise the put option until after August 5, 2026, exercisable for 30 days thereafter. On July 13, 2026, the Company issued 20,000 shares of common stock, as restricted stock, to Funicular in payment for the extension. Subsequently, the holder exercised the warrant on a cashless basis according to the cashless exercise provision in the warrant for 67,999 shares of common stock, calculated according to the formula set forth in the warrant, which exercise fully extinguished the warrant and the put option.

Armistice Capital Master Fund Ltd. (“Armistice”) entered into two modifications dated and June 11, 2026, and August 7, 2026, with the Company to modify the terms of the warrant for common stock issued to Armistice on July 15, 2025. The two modification agreements together (i) terminated the put option granted to Armistice to require the Company to pay the Black Sholes value of the warrant on consummation of the merger on May 12, 2026, (ii) revised the cashless exercise provision to be an automatic exercise for 350,000 shares of common stock on a non-formulaic basis, and (iii) permitted the Company, at its option, to extinguish the warrant in full, prior to it its automatic cashless exercise, for a fee of $1,750,000. The Company paid $300,000 to Armistice to modify its rights under the warrant. In a third modification dated August 11, 2026, Armistice paid the Company $1,400,000 to extinguish the Company’s right to extinguish the warrant, which would have prevented the automatic cashless exercise, and thus permitted the automatic cashless exercise on August 12, 2026. Under the automatic cashless exercise provision, the Company issued 350,000 shares on August 12, 2026, and the warrant was fully extinguished.

Amendment to Note Receivable Maturity Date

On August 12, 2026, the Company and Lagodivilla mutually agreed to extend the repayment date under the loan agreement dated April 3, 2026, to September 15, 2026, on which date the full principal of $1,800,000 plus accrued interest, will be repaid in full. All other terms of the loan agreement remain unchanged and in full force.

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

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Report identify important matters or factors which you should consider in evaluating our forward-looking statements. These matters or factors include, among other things:

●	our ability to effectively execute our business plans for the existing business of the Company and the legacy business acquired from Ryvyl Inc.;

●	our ability to manage our expansion, growth and operating expenses, including the integration of the legacy business acquired from Ryvyl Inc.;

●	our ability to comply with new regulations and compliance requirements that affect our business;

●	our ability to evaluate and measure our business, prospects and performance metrics;

●	our ability to compete and succeed in an evolving industry;

●	our ability to respond and adapt to rapid changes in technology;

●	risks in connection with completed or potential acquisitions, post-acquisition integrations, dispositions and other strategic growth opportunities and initiatives;

●	our need for, and ability to raise, additional capital to support the development and expansion of the business;

●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market or any other national securities exchange;

●	our ability to maintain operations in the event our financial condition is negatively impacted as the result of litigation or actions of any governmental agencies against us or against any of our officers or directors; and

●	our dependence on our proprietary technology, which we may not be able to protect.

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

In this Report, unless the context otherwise requires, all references to “the Company,” “we,” “our” and “us” refer collectively to RTB Digital Inc., a Nevada corporation, and its subsidiaries.

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

RESULTS OF OPERATIONS

RTB Digital, Inc.

Six Months Ended June 30, 2026 (Unaudited) Compared to Six Months Ended June 30, 2025 (Unaudited):

(In thousands, except for percentages)

	Three Months Ended June 30,
	2026		2025		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$2,328	100.0%	$517	100.0%	$1,811	350.3%
Cost of revenue	1,457	62.6%	229	44.3%	1,228	536.2%
Gross profit	871	37.4%	288	55.7%	583	202.4%

Operating expenses:
Research and development	262	11.3%	117	22.6%	145	123.9%
Selling and Marketing	2,015	86.6%	319	61.7%	1,696	531.7%
General and administrative	7,525	323.2%	475	91.9%	7,050	1,484.2%
Total operating expenses	9,802	421.0%	911	176.2%	8,891	976.0%
Loss from operations	(8,931)	(383.6)%	(623)	(120.5)%	(8,308)	1,333.5%

Other income (expense):
Loss on sale of crypto assets	(156)	(6.7)%	-	0.0%	(156)	NM (1)
Change in fair value of March 2026 convertible note and related instruments	(405)	(17.4)%	-	0.0%	(405)	NM (1)
Change in fair value of crypto assets	(150)	(6.4)%	31	6.0%	(181)	(583.9)%
Gain on sale of short-term investments	-	0.0%	471	91.1%	(471)	(100.0)%
Legal settlements expense	70	3.0%	-	0.0%	70	NM (1)
Other income (expense)	2	0.1%	3	0.6%	(1)	(33.3)%
Total other (expense), net	(639)	(27.4)%	505	97.7%	(1,144)	(226.5)%

Loss from operations before income taxes	(9,570)	(411.1)%	(118)	(22.8)%	(9,452)	801.2%
Provision for income taxes	13	0.6%	-	0.0%	13	NM (1)
Net loss	$(9,583)	(411.6)%	$(118)	(22.8)%	$(9,465)	8021.2%

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Platform Operations	$630	$517	$113	21.9%
Fintech Operations	1,698	-	1,698	NM (1)
Total revenue	$2,328	$517	$1,811	350.3%

(1)	“NM” - Not Meaningful (e.g., division by zero, etc.)

Revenue

Consolidated revenue increased $1.8 million, or 350.7%, to $2.3 million for the three months ended June 30, 2026, from $0.5 million for the three months ended June 30, 2025. The increase in consolidated revenue was driven by an increase of $1.7 million in Fintech Operations and an increase of $0.1 million in Platform Operations. The Fintech Operations segment is new, which the Company acquired effective May 12, 2026, in connection with its merger with Ryvyl Inc. The increase in Platform Operations revenue was primarily driven by increases in programmatic ads and syndication revenue, partially offset by direct ads and sponsorship revenues.

Cost of Revenue

Consolidated cost of revenue increased $1.2 million, or 536.8%, to $1.5 million for the three months ended June 30, 2026, from $0.2 million for the three months ended June 30, 2025. The increase in consolidated cost of revenue was driven by an increase of $1.0 million in Fintech Operations and a $0.2 million increase in Platform Operations. The increase in cost of revenue for Fintech Operations is consistent with the change in revenue noted above and the gross margin profile expected for this business segment. The increase in cost of revenue for Platform Operations was primarily driven by an increase in the revenue guarantee to a key programmatic ads partner and an increase in content personnel costs as the Company continues to build out its platform and operations for this business segment, in line with its strategic objectives.

Operating Expenses

Consolidated operating expenses increased $8.9 million, or 976.1%, to $9.8 million for the three months ended June 30, 2026, from $0.9 million for the three months ended June 30, 2025. The increase was primarily driven by the following:

Research and development – Increased ~$0.1 million due higher amortization related to acquired intangible assets and capitalized software development costs, primarily related to Platform Operations.

Selling and marketing – Increased $1.7 million, primarily driven by an increase of $1.1 million due to a significant increase in sports partners with over 150 reporters and team publishers having joined the Company in 2026, and higher marketing expenses of $0.1 million to expand and refresh the Company’s brand. Additionally, approximately $0.2 million of the increase relates to selling and marketing expenses of the Fintech Operations business, acquired by the Company during the second quarter, as noted above.

General and administrative – Increased $7.0 million and was due to $2.3 million of expenses related to the Fintech Operations business, inclusive of a $1.2 million advisory fee paid in connection with the closing of the merger, and a $4.8 million increase in expenses for the Platform Operations business. The Fintech Operations business is new in Q2 2026, as noted above, and the expenses incurred during Q2 2026 primarily related to professional fees of $1.8 million (primarily, merger closing advisory fee, and merger related legal and accounting costs), personnel costs of $0.3 million (including payroll taxes), and stock-based compensation of $0.2 million. The increase in expenses for the Platform Operations business was primarily driven by an increases in professional fees (primarily, consulting, legal, and accounting, including merger related support) of $0.8 million, higher personnel costs (including stock-based compensation) of $0.2 million due to increased headcount, and a $3.3 million charge ($2.7 million of it noncash) incurred during the second quarter of 2026 to modify and settle outstanding warrants issued to Ryvyl investors prior to the merger.

Other (expense) income, net

Other expense, net, increased $1.1 million or 226.9%, to $0.6 million for the three months ended June 30, 2026, from other income, net of $0.5 million for the three months ended June 30, 2025. The increase was driven by $0.2 million of other expense related to the change in the fair value associated with the Company’s March 2026 Convertible Note and Warrants, $0.2 million of other expense related to the change in the fair value of crypto assets, and $0.5 million gain on the sale of short-term investments recognized in the three months ended June 30, 2025, with no similar activity in the three months ended June 30, 2026.

RTB Digital, Inc.

Six Months Ended June 30, 2026 (Unaudited) Compared to Six Months Ended June 30, 2025 (Unaudited):

(In thousands, except for percentages)

	Six Months Ended June 30,
	2026		2025		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$2,881	100.0%	$962	100.0%	$1,919	199.5%
Cost of revenue	1,827	63.4%	551	57.3%	1,276	231.6%
Gross profit	1,054	36.6%	411	42.7%	643	156.4%

Operating expenses:
Research and development	447	15.5%	220	22.9%	227	103.2%
Selling and Marketing	3,451	119.8%	504	52.4%	2,947	584.9%
General and administrative	9,747	338.3%	870	90.4%	8,877	1020.3%
Total operating expenses	13,645	473.6%	1,594	165.7%	12,051	756.0%
Loss from operations	(12,591)	(437.0)%	(1,183)	(123.0)%	(11,409)	964.3%

Other income (expense):
Loss on sale of crypto assets	(400)	(13.9)%	-	0.0%	(400)	NM (1)
Change in fair value of 2026 convertible and related instruments	(405)	(14.1)%	-	0.0%	(405)	NM (1)
Change in fair value of crypto assets	(1,025)	(35.6)%	-	0.0%	(1,025)	NM (1)
Gain on sale of short-term investments	-	0.0%	471	49.0%	(471)	(100.0)%
Legal settlements expense	70	2.4%	-	0.0%	70	NM (1)
Other income (expense)	2	0.1%	3	0.3%	(1)	(33.3)%
Total other (expense), net	(1,758)	(61.0)%	474	49.3%	(2,232)	(470.9)%

Loss from operations before income taxes	(14,349)	(498.1)%	(709)	(73.7)%	(13,640)	1,923.8%
Provision for income taxes	13	0.5%	-	0.0%	13	NM (1)
Net loss	$(14,362)	(498.5)%	$(709)	(73.7)%	$(13,653)	1,925.7%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Platform Operations	$1,183	$962	$221	23.0%
Fintech Operations	1,698	-	1,698	NM (1)
Total revenue	$2,881	$962	$1,919	199.5%

(1)	“NM” - Not Meaningful (e.g., division by zero, etc.)

Revenue

Consolidated revenue increased $1.9 million, or 199.4%, to $2.9 million for the six months ended June 30, 2026, from $1.0 million for the six months ended June 30, 2025. The increase in consolidated revenue was driven by an increase of $1.7 million in Fintech Operations and an increase of $0.2 million in Platform Operations. The Fintech Operations segment is new, which the Company acquired effective May 12, 2026, in connection with its merger with Ryvyl Inc. The increase in Platform Operations revenue was primarily driven by increases in programmatic ads and syndication revenue.

Cost of Revenue

Consolidated cost of revenue increased $1.3 million, or 231.4%, to $1.8 million for the six months ended June 30, 2026, from $0.6 million for the six months ended June 30, 2025. The increase in consolidated cost of revenue was driven by an increase of $1.0 million in Fintech Operations and a $0.3 million increase in Platform Operations. The increase in cost of revenue for Fintech Operations is consistent with the change in revenue noted above and the gross margin profile expected for this business segment. The increase in cost of revenue for Platform Operations was primarily driven by an increase in the revenue guarantee to a key programmatic ads partner and an increase in content personnel costs as the Company continues to build out its platform and operations for this business segment, in line with its strategic objectives.

Operating Expenses

Consolidated operating expenses increased $12.1 million, or 756.3%, to $13.6 million for the six months ended June 30, 2026, from $1.6 million for the six months ended June 30, 2025. The increase was primarily driven by the following:

Research and development – Increased $0.2 million due higher amortization related to acquired intangible assets and capitalized software development costs, primarily related to Platform Operations.

Selling and marketing – Increased $2.9 million, primarily driven by an increase of $2.2 million due to a significant increase in sports partners with over 150 reporters and team publishers having joined the Company in 2026, higher marketing expenses of $0.2 million to expand and refresh the Company’s brand, and higher sales headcount and commissions of $0.2 million. Additionally, approximately $0.2 million of the increase relates to selling and marketing expenses for the Fintech Operations segment, acquired by the Company during the second quarter of 2026, as noted above.

General and administrative – Increased $8.9 million, driven by $2.6 million of expenses related to the Fintech Operations business, inclusive of a $1.2 million advisory fee paid in connection with the closing of the merger, and a $6.6 million increase in expenses for the Platform Operations business. The Fintech Operations business is new in Q2 2026, as noted above, and the expenses incurred during Q2 2026 primarily related to professional fees of $1.8 million (primarily, merger closing advisory fee, and merger related legal and accounting costs), personnel costs of $0.3 million (including payroll taxes), and stock-based compensation of $0.2 million. The increase in expenses for the Platform Operations business was primarily driven by an increases in professional fees (primarily, consulting, legal, and accounting, including merger related support) of $2.3 million, higher personnel costs (including stock-based compensation) of $0.3 million due to increased headcount, an increase in events and travel of $0.3 million, and a $3.3 million charge ($2.7 million of it noncash) incurred during the second quarter of 2026 to modify and settle outstanding warrants issued to Ryvyl investors prior to the merger.

Other (expense) income, net

Other expense, net, increased $2.2 million or 470.9%, to $1.8 million for the six months ended June 30, 2026, from other income, net of $0.5 million for the six months ended June 30, 2025. The increase was driven by $0.4 million loss on the sale of crypto assets, $0.4 million of other expense related to the change in the fair value associated with the Company’s March 2026 Convertible Note and Warrants, $1.0 million of other expense related to the change in the fair value of crypto assets, and $0.5 million gain on the sale of short-term investments recognized in the six months ended June 30, 2025, with no corresponding activity in the six months ended June 30, 2026.

Liquidity and Capital Resources

As of June 30, 2026, the Company’s consolidated working capital was approximately $4.1 million, which included cash of $0.5 million, restricted cash of $0.3 million, and USDC of $0.1 million. Historically, the Company has primarily financed its operations with proceeds from operations, the sale of equity securities, and proceeds from convertible debt. The Company’s material liquidity needs principally relate to working capital requirements.

Additionally, as of June 30, 2026, the Company also held 35.37 bitcoins for investment but also, from time to time, for use in operational purposes, which had a fair value of approximately $2.1 million. See Note 2, Summary of Significant Accounting Policies, for additional information.

We believe that our existing cash and cash equivalents and other sources of liquidity available to us will be sufficient to meet our working capital needs for at least the next 12 months. From time to time, we have raised capital by issuing equity or debt securities such as our September 2025 Convertible Notes and 2026 Convertible Note and Warrants, and we may do so in the future. However, such funding may not be available on terms acceptable to us or at all.

Cash Flow Activities

The following table summarizes cash flow activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(5,169)	$(646)
Net cash used in investing activities	3,383	1,395
Net cash provided by financing activities	1,996	-
Net increase in cash and cash equivalents, and restricted cash	$210	$749

Operating Activities

For the six months ended June 30, 2026, net cash used in operation activities was $5.2 million, comprised of a net loss of $14.4 million, adjusted for non-cash expenses of $3.4 million, consisting primarily of depreciation and amortization, stock-based compensation, changes in the fair value of debt instruments, stock issued for services, and unrealized losses on crypto assets. Additionally, the net change in operating assets and liabilities was positive $5.9 million, primarily related to changes in accounts receivable of $0.3 million; accounts payable and accrued liabilities of $5.6 million, which were driven by settlement timing.

For the six months ended June 30, 2025, net cash used in operation activities was $0.6 million, comprised of a net loss of $0.7 million, adjusted for non-cash income of $0.2 million, consisting primarily of depreciation and amortization of 0.1 million; stock-based compensation of $0.2 million; partially offset by a gain on the sale of short-term investments of $0.5 million. Additionally, the net change in operating assets and liabilities was positive $0.3 million, primarily related to the change in accounts payable of $0.4 million

Investing Activities

For the six months ended June 30, 2026, net cash provided by investing activities was $3.4 million, comprised primarily of proceeds from the sale of crypto assets of $10.2 million and cash acquired in connection with the Ryvyl merger of $4.7 million, which were partially offset by cash outflows of $0.5 million for the cash portion of a $1.8 million note receivable issued during the second quarter of 2026, a nonrefundable deposit on a digital media investment of $10.0 million, purchases of USDC of $0.5 million, and capitalized software development costs of $0.7 million.

For the six months ended June 30, 2025, net cash provided by investing activities was $1.4 million, comprised primarily of proceeds from the issuance of SAFE notes payable of $1.1 million and the sale of short-term investments of $0.5 million, which were partially offset by capitalized software development costs of $0.2 million.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $2.0 million, comprised primarily of $2.0 million proceeds from the issuance of a $2.0 convertible note during the first quarter of 2026. For the six months ended June 30, 2025, net cash provided by (used in) financing activities was zero.

Critical Accounting Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosure of contingent assets and liabilities. Actual results could differ from the Company’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be materially affected. The Company bases its estimates on current and past experience, to the extent that historical experience is predictive of future performance and other assumptions that the Company believes are reasonable under the circumstances. The Company evaluates these estimates on an ongoing basis.

Estimates, judgments, and assumptions in these condensed consolidated financial statements include, but are not limited to, those related to the capitalization of platform development costs and associated useful lives, acquired intangible assets and associated useful lives, goodwill, valuation allowances for deferred tax assets, valuation of stock options and warrants, credit losses, and assumptions used to calculate certain contingent liabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, as amended. Our management, under the supervision and with the participation of our Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures over financial reporting as of June 30, 2026, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

On May 12, 2026, the Company completed its previously disclosed merger with Ryvyl Inc. The transaction was accounted for as a reverse capitalization, in accordance with U.S. GAAP, with the Company treated as the accounting acquiror. As a result, the historical financial statements of the Company are now the historical financial statements of the combined company. Following the closing of the merger, we have started the process of integrating the combined companies’ internal controls, personnel, and financial reporting systems as the basis for our internal control over financial reporting going forward.

As of the date of this Report, we are continuing to integrate the processes, systems, and personnel of the combined companies, and will continue to evaluate the design and operating effectiveness of our internal control over financial reporting as integration activities progress. Except as described above, there were no changes in our internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f), that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings. The following is a summary of our current outstanding litigation.

●	On December 12, 2022, Jacqueline Dollar (a/k/a Jacqueline Reynolds), former Chief Marketing Officer of the Company, filed a complaint against the Company, Fredi Nisan, and Does 1-20 in San Diego Superior Court. Ms. Dollar is alleging she was undercompensated compared to her male counterparts and retaliated against after raising concerns to management resulting in sex discrimination in violation of the California Fair Employment and Housing Act (“FEHA”) and failure to prevent discrimination in violation of FEHA. Ms. Dollar is also claiming intentional infliction of emotional distress. Ms. Dollar is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. On January 21, 2026, Ms. Dollar filed a notice of conditional settlement of the entire case with the Court. The parties have since entered into a confidential settlement agreement, pursuant to which all claims are to be dismissed upon satisfaction of all settlement terms.

●	As previously disclosed in the Company’s 10-Q for the period ending March 31, 2025, as filed on May 20, 2025, since December 2022, the Company has been cooperating with an ongoing investigation by the SEC regarding possible violations of the federal securities laws. Following discussions with the Staff of the SEC, the Company made certain disclosures addressing the concerns regarding the Company’s 2020 Registration Statement on Form S-1 filed on December 23, 2020 and subsequent reporting, which are contained in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 under Part I, Note 14, Commitments and Contingencies, and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments, and under the Part II section titled “Legal Proceedings.”

On April 27, 2026, the SEC filed a settled action against the Company and its founders, memorializing the previously disclosed settlement. SEC v. RYVYL Inc., et al., Case No. 3:26-cv-02672-WQH-MMP (S.D. Cal.). The proposed final judgment, approved by the Court on May 11, 2026, does not require the Company to pay any monetary penalty and, fully resolves all claims regarding the Company.

●	On June 25, 2024, J. Drew Byelick, a former Chief Financial Officer of the Company, filed a complaint against the Company in the United States District Court for the Southern District of California, Case No. ’24CV1096 JLS MSB. Mr. Byelick alleged breach of contract, fraudulent inducement of employment, along with intentional misrepresentation and concealment. The Company moved to dismiss the complaint for failure to state a claim and for other violations of the federal rules of civil procedure. The Court granted that motion on December 20, 2024, but permitted Mr. Byelick to file an amended complaint. Mr. Byelick filed his first amended complaint on January 19, 2025, asserting the same core claims. The Company moved to dismiss the first amended complaint for similar reasons as its motion to dismiss the original complaint. The Court granted that motion, in part, on April 18, 2025, ruling that Mr. Byelick was incapable of pleading certain claims (and dismissing those claims) but adequately pled others for purposes of a motion to dismiss only. Mr. Byelick subsequently filed a motion for partial summary judgment, which the Court denied in full as premature. Discovery is closed, and the parties are scheduled to participate in mediation on August 26, 2026. A trial date has not yet been set. Given the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●	On July 2, 2025, Plaintiff Kapcharge USA Inc. commenced a lawsuit against Defendants Ryvyl Inc., FFS Data Corporation, CML Management, LLC and Cynthia Lambert in San Diego Superior Court, Case No. 25CU035045C. This lawsuit stems from a dispute between Kapcharge on the one hand and FFS Data Corporation (“FFS”), and CML Management, LLC on the other hand, related to a payment processor agreement between Kapcharge and FFS. Kapcharge alleges causes of action for Conversion, Money Had and Received, Violation of Penal Code § 496, Restitution, Breach of Contract (against FFS, CML, and Lambert), and Unfair Competition in Violation of California Business and Professions Code § 17200 et seq. The Company denies all allegations of liability and intends to vigorously defend against all claims. Kapcharge filed a demurrer on August 28, 2025 related to the causes of action for Conversion and Violation of Penal Code § 496. On April 8, 2026, Kapcharge and Ryvyl filed a stipulation for stay of the proceedings and to continue the demurrer hearing. On May 12, 2026, the parties entered into a confidential settlement agreement, pursuant to which all claims are to be dismissed.

●	On July 15, 2025, Plaintiff Rachael Mora filed a complaint against the Company, Fredi Nisan, and Does 1-20 in San Diego Superior Court. Ms. Mora is alleging sex discrimination and sexual favoritism in violation of the California Fair Employment and Housing Act (“FEHA”), and failure to prevent discrimination in violation of FEHA. Ms. Mora is also claiming retaliation and negligent supervision/negligent retention. Ms. Mora is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims.

●	On December 29, 2025, Plaintiff Ellenoff, Grossman & Schole LLP (“EGS”), filed a complaint against the Company in the Supreme Court of the State of New York County of New York. EGS is alleging breach of contract, account stated, and quantum meriut. On July 29, 2026, the parties entered into a confidential settlement agreement, pursuant to which a Stipulation of Discontinuance with prejudice will be filed upon satisfaction of agreed terms.

●	On March 16, 2026, Plaintiff Ideyalabs, LLC (“Ideyalabs”), filed a complaint against the Company and two of its wholly owned subsidiaries in San Diego Superior Court, Case No. 26CU014745C. Ideyalabs alleged breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Ideyalabs then filed a writ of attachment application on March 23, 2026. On May 15, 2026, the Company filed a cross-complaint alleging fraudulent inducement, declaratory relief, breach of settlement agreement, and rescission. On June 30, 2026, Ideyalabs filed a demurrer and motion to strike. A hearing is scheduled for December 18, 2026 on these motions. The Company denies liability and intends to vigorously defend against all claims. Given the stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●	On July 7, 2026, Plaintiff Tessa Desjardins (“Desjardins”), filed a complaint against the Company and one of its agents in United States District Court for the Eastern District of Louisiana, Case No. 2:26-cv-01472-BSL-EJD. Desjardins alleged copyright infringement, statutory damages for willful infringement, and contributory copyright infringement. The Company denies liability and intends to vigorously defend against all claims. Given the stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●	On June 12, 2026, the Company filed a complaint against W. Graeme Roustan, Roustan Media, Inc., and True Sports, ULC (collectively the “Defendants”) in the Superior Court of the State of Delaware, Case No. N26C-06-167 KMM CCLD. The Company alleged breach of contract. The Company intends to vigorously pursue its claims in this action. Given the stage of the litigation, the inherent uncertainty of litigation, and the legal and factual issues that must be resolved for the Company to prevail on the merits, the Company cannot predict the outcome at this time or estimate the amount or range of any potential recovery that may result from this action.

ITEM 1A. RISK FACTORS

Following the closing of the merger with Ryvyl Inc., effective May 12, 2026, the Company’s business, operations, and risk profile have changed significantly. The risk factors set forth below supersede and replace those previously disclosed and reflect the business of the combined company following the Merger.

Risks Related to the Combined Company (“RTB”)

If RTB fails to retain current users or add new users, or if the users decrease their level of engagement with the Platform, the RTB business would be seriously harmed.

The success of the RTB business and ability to attract and retain advertisers heavily depends on the size of the user base and the level of engagement of users. Several factors could negatively affect user retention, growth, and engagement, including if:

●	users increasingly engage with competing platforms instead of the Platform;

●	RTB fails to introduce new products and services, or such products and services do not achieve a high level of market acceptance;

●	RTB fails to accurately anticipate user needs or fails to innovate and develop new software and products that meet these needs;

●	RTB fails to price products competitively;

●	RTB does not provide a compelling user experience because of the decisions made regarding the type and frequency of advertisements that are displayed;

●	RTB is unable to combat spam, bugs, malwares, viruses, hacking, or other hostile or inappropriate usage of the products or the Platform (as defined below);

●	there are changes in user sentiment about the quality or usefulness of the existing products in the short-term, long-term, or both;

●	there are increased user concerns related to privacy and information sharing, safety, or security on the Platform that RTB does not address;

●	there are adverse changes in the RTB products or services that are mandated by legislation, regulatory authorities, or legal proceedings;

●	technical or other problems frustrate the user experience, particularly if those problems prevent RTB from delivering products in a fast and reliable manner;

●	RTB fails to maintain sufficient digital asset (including Bitcoin) inventory to meet payment obligations, manage Bitcoin price volatility, and successfully monetize its digital asset-backed liquidity pool is critical to operations, which could impair RTB’s ability to attract and retain users and Platform Partners;

●	RTB, Platform Partners, or other companies in our industry are the subject of adverse media reports or other negative publicity, some of which may be inaccurate or include confidential information that RTB is unable to correct or retract; or

●	RTB fails to maintain its brand image or its reputation is damaged.

Generative Artificial Intelligence (“AI”) technology may negatively impact our ability to attract, engage, and retain audiences; protect and monetize our intellectual property; maintain and grow our revenue streams; avoid reputational harm; and involve other risks.

Recent advances in the use of AI may significantly alter the market for the RTB products and services. These technologies make it easier to access, duplicate, and distribute the RTB content, or otherwise generate output based on the RTB content, without authorization, fair compensation, or proper attribution. These technologies may reduce online traffic and audience sizes, infringe RTB intellectual property rights, harm existing and potential new revenue streams, damage the RTB brand, and adversely affect the RTB business, financial condition, and results of operations. The RTB reputation may also be harmed if these technologies wrongly attribute inaccurate information to us. RTB seeks to limit such threats; however, controlling unauthorized use of content and intellectual property is difficult and preventative measures implemented by RTB may not prevent misuse, misattribution, and infringement of the RTB intellectual property. Although RTB does not believe these threats have been material to its businesses to date, RTB expects to continue to be subject to these threats and, as a result may experience a negative impact on its business and financial condition.

The market in which RTB participates is intensely competitive, and if it does not compete effectively, its operating results could be harmed.

The digital media and Software-as-a-Service industries are fragmented and highly competitive. There are many players in these markets, many with greater name recognition and financial resources, which may give them a competitive advantage. The general business of online media, combined with some level or method of leveraging community attracts many potential entrants, and in the future, there may be strong competitors that will compete with RTB in general or in selected markets. These and other companies may be better financed and be able to develop their markets more quickly and penetrate those markets more effectively. RTB expects competition to intensify in the future. All of this could adversely affect our revenues and operating results.

If Internet search engines’ algorithms and methodologies are modified, traffic to our content could be reduced and our ability to attract and retain our audiences could be adversely impacted.

The RTB search engine optimization capability in connection with audience acquisition efforts substantially depends on various internet search engines, such as Google, to direct a significant amount of traffic to the content published on the Platform. Algorithms are used by these search engines to determine search result listings and the order of the listings displayed in response to specific searches. Search engines frequently revise their algorithms in an attempt to optimize their search result listings. Future algorithm changes by Google or any other search engines could cause content published on the Platform to receive less favorable placements, which could reduce the number of readers who view this content and impact the RTB ability to effectively serve digital advertisements to the RTB audience. If RTB is unable to respond effectively to changes made by search engine providers to their algorithms and other processes, this could have a material adverse effect on RTB revenues and operating results.

The sales and payment cycle for online advertising is long, and such sales may not occur when anticipated or at all, all of which could adversely affect the RTB business.

The decision process is typically lengthy for brand advertisers and sponsors to commit to online campaigns and subject to delays which may be beyond the control of RTB. In addition, some advertisers and sponsors take months after the campaign runs to pay, and some may not pay at all, or require partial “make-goods” based on performance. This could have a material adverse effect on the RTB business, financial condition, or results of operations.

RTB is dependent on the continued services and on the performance of key third party content contributors, the loss of which could adversely affect the RTB business.

RTB relies on content contributed by third party providers to attract users that drive advertising and subscription revenue. The loss of the services of any of such key contributors could have a material adverse effect on the RTB business, operating results, and financial condition. Competition for contributors is intense, and there can be no assurance that RTB will be able to successfully attract, assimilate, or retain them, which could have a material adverse effect on the RTB business, financial condition, or results of operations.

The RTB revenues could decrease if the Platform does not continue to operate as intended.

The Platform performs complex functions and is vulnerable to undetected errors or unforeseen defects that could result in a failure to operate or inefficiency. The occurrence of errors and defects could result in loss of or delay in revenue, loss of market share, increased development costs, diversion of development resources and injury to the RTB reputation or damage to the RTB efforts to expand brand awareness.

The growing percentage of users whose computers, tablets, or phones do not support identification through third party cookies, mobile identifiers, or other tracking technologies could adversely affect the RTB business, results of operations, and financial conditions.

RTB relies heavily on its ability to collect and disclose data and metrics in order to attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or other reason, on its ability to collect and disclose data that the RTB advertisers find useful would impede the RTB ability to attract and retain advertisers.

RTB uses “cookies,” or small text files placed on user devices when an Internet browser is used, as well as mobile device identifiers, to connect users’ computers anonymously to information that RTB gathers, enabling the Platform to demonstrate to advertisers its efficacy. More and more devices have offered functionalities that block such anonymized identifiers and some prominent technology companies have announced intentions to discontinue the use of cookies entirely. Additionally, there are statutes that limit the gathering of information of users that make it more difficult for RTB to operate, and if violated subject it to damages. Although RTB believes the Platform is well-positioned to continue to provide key data insights to advertisers without cookies, actions by advertisers to buy advertising based on alternative identifiers could lead to changes in purchase behavior of advertisers, thereby possibly impacting the RTB operations, and the RTB financial condition could be adversely affected.

The RTB Platform Partners may engage in intentional or negligent misconduct or other improper activities on the Platform or otherwise misuse the Platform, which may damage the RTB brand image, business and results of operations.

The Platform provides the RTB owned and operated media businesses, Platform Partners, and individual creators contributing content the ability to produce and manage editorially focused content through tools and services provided by RTB. RTB might not be able to monitor or edit a significant portion of the content, such as advertising content, that appears on the Platform. If misconduct and misuse of the Platform for inappropriate or illegal purposes occurs, user experience on the Platform may suffer, and claims may be brought against RTB. The RTB business and public perception of the RTB brand may be materially and adversely affected if we face any related lawsuits or other liabilities.

The Platform and technology systems of RTB contain open-source software, which may pose particular risk to RTB proprietary software, features and functionalities in a manner that negatively affect the RTB business.

RTB uses open-source software in the Platform and technology systems, and it plans to continue to use open-source software in the future. RTB has have set up an internal system to monitor the open-source software used by RTB in its operations and functionality and to manage the risks posed to the RTB business. RTB may face claims from third parties claiming ownership of, or demanding release of, the open-source software or derivative works that RTB developed using such software. These claims could result in litigation and could require RTB to make its software source code freely available, purchase a costly license or cease offering the implicated services unless and until RTB can re-engineer them to avoid infringement. This could require significant additional technology and development resources, and RTB may not be able to complete such re-engineering successfully.

Risks Related to RTB Business and Cryptocurrency Strategy

Among RTB’s principal assets are cryptocurrency holdings, primarily Bitcoin, which constitute a material portion of total assets. Cryptocurrency holdings are subject to extreme price volatility, regulatory uncertainty, custody risks, and potential total loss.

Due to the lack of an operating history and the concentration of crypto asset holdings, it is difficult to evaluate the RTB business and future prospects. RTB may not be able to achieve or maintain profitability in any given period.

RTB will operate in a highly competitive environment and will compete against companies and other entities with similar strategies, including companies with significant cryptocurrency holdings, and the RTB business, operating results, and financial condition may be adversely affected if RTB is are unable to compete effectively.

The emergence or growth of other digital assets, including those with significant private or public sector backing, including by governments, consortiums or financial institutions, could have a negative impact on the price of cryptocurrencies and adversely affect the RTB business.

Our cryptocurrency holdings will be less liquid than our cash and cash equivalents and may not be able to serve as a source of liquidity for RTB.

We will face risks relating to the custody of our crypto assets. If RTB or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to the cryptocurrencies, or if the private keys are lost or destroyed, or other similar circumstances or events occur, RTB may lose some or all of its crypto assets, and the RTB financial condition and results of operations could be materially adversely affected.

Bitcoin prices have experienced significant volatility, with prices ranging from approximately $15,000 to over $120,000 per Bitcoin over the past three years. RTB’s Bitcoin holdings are classified as indefinite-lived intangible assets under GAAP, subject to impairment testing. Declines in Bitcoin prices could result in material impairment charges, while appreciation cannot be recognized until Bitcoin is sold.

RTB maintains custody of its Bitcoin through Anchorage Digital, a regulated digital asset custodian. RTB faces risks of loss, theft, or restricted access to Bitcoin holdings due to cybersecurity breaches, custodian insolvency, or regulatory action. Unlike traditional banking deposits, cryptocurrency holdings are not protected by FDIC insurance or similar government guarantees.

The RTB cryptocurrency acquisition strategy will expose us to risk of non-performance by counterparties, including in particular risks relating to custodians, including as a result of inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason.

Cryptocurrency and other digital assets are novel assets, which will expose us to significant legal, commercial, regulatory and technical uncertainty, which could materially adversely affect our financial position, operations and prospects.

Policymakers in the U.S. are just beginning to consider what regulatory regime for digital assets would look like and the elements that would serve as the foundation for such a regime. RTB may be unable to effectively react to proposed legislation and regulation of digital assets, which would adversely affect the RTB business.

The status of crypto assets as “securities” in any relevant jurisdiction, as well as the status of cryptocurrency-related products and services in general, is subject to a high degree of uncertainty. If RTB is unable to properly characterize such products or service offerings, RTB may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect the RTB business, operating results and financial condition.

RTB may be subject to money transmission licensing requirements, anti-money laundering compliance, sanctions screening, and other regulatory obligations related to its cryptocurrency payment operations. Changes in regulation could restrict RTB’s ability to hold, trade, or utilize Bitcoin, or could impose substantial compliance costs.

Regulatory changes classifying crypto-assets as “securities” could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”) and could adversely affect the market price of cryptocurrencies and the market price of shares of our securities.

RTB would not be able to operate its business according to the RTB business plans if it is required to register as an investment company under the 1940 Act. If RTB is characterized as an investment company, it would likely have to terminate its business operations or substantially change them in a way that may impair its value and the then equity holders may lose the value of their holdings in RTB.

Investors in RTB will not be afforded the protections and safeguards offered by the 1940 Act to investors in registered investment companies such as mutual funds and exchange-traded funds, including, but not limited to, limitations on the amount of leverage that RTB may use and strict limitations on its ability to engage in transactions with its affiliates.

RTB believes that it is not subject to the same legal and regulatory obligations, including certain compliance and reporting obligations that apply to registered investment companies under the 1940 Act, such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

RTB may be restricted in the manner in which it conducts its operations to ensure that it is not deemed to be an investment company for purposes of the 1940 Act.

Due to the unregulated nature and lack of transparency surrounding the operations of many cryptocurrency trading venues, cryptocurrency trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in cryptocurrency trading venues and adversely affect the value of our cryptocurrency holdings.

Risks Related to RTB Economic and Operational Risks

RTB may have difficulty managing growth.

RTB has added, and expects to continue to add, Platform Partner and end-user support capabilities, continue software development activities, and expand administrative capabilities. In the past two years, RTB has entered into strategic transactions that have significantly expanded business and placed significant strain on its resources. To manage any further growth, organically or through further acquisitions, RTB will be required to improve existing, and implement new, operational and financial systems and properly manage its employee base. If it is unable to manage growth effectively, the business could be harmed. RTB will also require additional funding for its current and any expanded operations, the absence of which will limit its ability to pursue its business plan.

The strategic relationships that RTB may be able to develop and on which it may come to rely may not be successful.

RTB will seek to develop strategic relationships with advertising, media, technology, and other companies to enhance market penetration, business development, and advertising sales revenues. There can be no assurance that these relationships will develop and mature or that potential competitors will not develop more substantial relationships with the same or more attractive partners. The inability to successfully implement the RTB strategy of building valuable strategic relationships could harm the overall business of RTB.

Interruptions or performance problems associated with the RTB technology and infrastructure may adversely affect the business and operating results.

RTB believes that its growth will depend in part on the ability of users, customers, and Platform Partners to access the Platform at any time or within an acceptable amount of time. If RTB experiences performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing the Platform software simultaneously, denial of service attacks, or other security related incidents, users may decide to use other businesses. Generally, if the Platform software is unavailable or if users are unable to access it within a reasonable amount of time or at all, the business would be negatively affected.

Moreover, the Partner Agreements with the Platform Partners include service level standards that obligate RTB to provide credits or termination rights in the event of a significant disruption of the Platform, which may adversely affect the business and operating results if Platform Partners elect to use the credits or terminate its use of the Platform.

Cyber-attacks and other security threats and disruptions could have a material adverse effect on the RTB business.

As a tech-powered media company, RTB Faces cybersecurity threats, such as ransomware and denial-of-service, and attacks on technical infrastructure. Customers and suppliers face similar cybersecurity threats, and a cybersecurity incident impacting RTB or any of these entities could materially, adversely affect operations, performance and results of operations.

The sophistication of threats continues to evolve and grow, including the risk associated with the use of emerging technologies, such as artificial intelligence and quantum computing, for nefarious purposes. In addition to cybersecurity threats, RTB faces threats to the security of systems and employees from terrorist acts, sabotage or other disruptions, any of which could adversely affect the business. The improper conduct of employees or others working on behalf of RTB who have access to confidential or sensitive information could also adversely affect the RTB business and reputation. Customers (including sites that RTB operates for customers) and suppliers experience similar security threats.

If RTB is unable to protect sensitive information, including complying with evolving information security, data protection and privacy regulations, customers or governmental authorities could investigate the adequacy of the RTB threat mitigation and detection processes and procedures; and could bring actions against RTB for noncompliance with applicable laws and regulations. Moreover, depending on the severity of an incident, customers’ data, employees’ data, intellectual property (including trade secrets and research, development and engineering know-how), and other third-party data (such as suppliers) could be compromised, which could adversely affect the RTB business. Products and services provided by RTB to customers also carry cybersecurity risks, including risks that they could be breached or fail to detect, prevent or combat attacks, which could result in losses to the customers and claims against RTB, and could harm relationships with RTB customers and financial results.

Given the persistence, sophistication, volume and novelty of threats RTB faces, RTB may not be successful in preventing or mitigating an attack that could have a material adverse effect on RTB and the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means.

The RTB suppliers face similar security threats and an incident at one of these entities could adversely impact the RTB business. These entities are typically outside RTB control and may have access to RTB information with varying levels of security and cybersecurity resources, expertise, safeguards and capabilities. Adversaries actively seek to exploit security and cybersecurity weaknesses in a supply chain. Breaches in the supply chain could in the future compromise RTB data and adversely affect customer deliverables. RTB also must rely on its supply chain for adequately detecting and reporting cyber incidents, which could affect its ability to report or respond to cybersecurity incidents effectively or in a timely manner. Failures by the RTB suppliers could result in damages to the customers and have an adverse effect on the RTB business and operations.

We operate the RTB exclusive coalition of professional-managed online media channels on third party cloud platforms and data center hosting facilities.

RTB relies on software and services licensed from, and cloud platforms provided by, third parties to offer digital media services. Any errors or defects in third party software or cloud platforms could result in errors in, or a failure of, the RTB digital media services, which could harm the RTB reputation and business and force RTB to seek more expensive alternatives. Failure of these third-party systems could cause us to render credits or pay penalties or cause the Platform Partners to terminate their contractual arrangements with RTB.

RTB is subject to certain standard terms and conditions with Google Cloud and other technology providers, companies which have broad discretion to change their terms of service and other policies, and those changes may be unfavorable to RTB.

Real or perceived errors, failures, or “bugs” in the Platform could adversely affect our operating results and growth prospects.

Because the Platform is complex, undetected errors, failures, vulnerabilities, or bugs may occur despite prior testing, especially when updates are deployed. Real or perceived errors, failures, or bugs in the software could result in negative publicity, loss of or delay in market acceptance of the Platform, loss of competitive position, or claims by Platform Partners or users for losses sustained by them.

Malware, viruses, hacking attacks, and improper or illegal use of the Platform could harm the RTB business and results of operations.

Malware, viruses, and hacking attacks have become more prevalent in the industry in which RTB operates and have occurred on the RTB systems and may occur in the future. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware, or other computer equipment, and the inadvertent transmission of computer viruses could harm the RTB business, financial condition and operating results.

If we are unable to protect our intellectual property rights, our business could suffer.

The success of RTB significantly depends on its proprietary technology. RTB relies on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure and invention assignment agreements and other methods to protect its proprietary technology. The RTB business, profitability and growth prospects could be adversely affected if RTB fails to receive adequate protection of its proprietary rights.

RTB could be required to cease certain activities or incur substantial costs due to claims of infringement of another party’s intellectual property rights.

Some competitors and other third parties may own technology patents, copyrights, trademarks, trade secrets and website content which they may use to assert claims against RTB. RTB cannot give assurance that it will not become subject to claims that it misappropriated or misused other parties’ intellectual property rights. Any claim or litigation alleging that RTB infringed or otherwise violated intellectual property or other rights of third parties, with or without merit, whether or not settled out of court or determined in favor of RTB, could be time-consuming and costly to address and resolve, and could divert the time and attention of the RTB management and technical personnel.

If RTB is required to make substantial payments, cease using the challenged intellectual property, obtain a license or redesign existing technology due to any intellectual property infringement claims against it, such payments or actions could have a material adverse effect upon its business and financial results.

RTB is subject to many laws and regulations in the United States and abroad that are constantly evolving and involve matters central to its business.

RTB is subject or will be subject in the future to myriad constantly evolving laws, statutes and regulations in the United States as well as in other countries where it may do business. These include, among others, privacy, data protection, and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, employee classification, product liability, taxation, economic or other trade prohibitions or sanctions (including tariffs), securities law compliance, and online payment services, and the related compliance costs. The failure of RTB to comply with these laws and regulations could adversely affect its business and cause significant penalties to be imposed on RTB.

In particular, the growth and development of Internet content, commerce and communities may prompt more stringent consumer protection, privacy, and data protection laws, both in the United States and abroad, as well as new laws governing their taxation. Compliance with any newly adopted laws may prove difficult and costly for RTB.

RTB is subject to risks from changes to regulations, government funding, trade policies and tariffs imposed by governments that impact the advertising clients of RTB.

Changes in regulations, government funding, trade policies and tariffs imposed by the U.S. and other governments could have an impact on advertisers and the advertising market. If advertisers’ operating costs increase due to the changes in policy, and they are unsuccessful in passing these increases along to consumers, then the advertisers will likely seek to reduce costs in other ways, including the amount of their advertising. Additionally, changes in regulations, government funding, trade policies and tariffs could also have the impact of preventing advertisers from deploying new goods and services and reducing the related advertising dollars. The recently announced tariffs by the U.S. government on product imports from certain countries may result in an outsize impact on certain industries that are key advertising categories for RTB, including automotive and consumer goods. The uncertainty regarding the ultimate impact of any changes in regulations, government funding, trade policies or tariffs could also impact advertisers as they continue to determine changes needed to their businesses. Such changes in trade policy or the imposition of tariffs could have a material adverse effect on customers’ advertising spend, which could have a material adverse effect on the RTB business, results of operations, and financial condition.

The RTB services involve the storage and transmission of digital information; therefore, cybersecurity incidents, including those caused by unintentional errors and those intentionally caused by third parties, may expose RTB to a risk of loss, unauthorized disclosure or other misuse of this information, litigation liability, regulatory exposure, reputational harm and increased security costs.

RTB and third party service providers experience attempted cyber-attacks of varying degrees on a regular basis, one of which infiltrated our systems and accessed a limited amount of our non-financial and encrypted data. RTB expects to incur significant, increasing costs in ongoing efforts to detect and prevent cybersecurity-related incidents. RTB cannot ensure that its efforts to prevent cyber security incidents will succeed. While RTB purchases liability coverage for certain of these types of matters, a significant cybersecurity incident could subject RTB to reputational harm, loss of revenue, financial liability and other damage that may exceed our insurance coverage and preclude RTB from obtaining adequate insurance levels in the future.

Existing or future strategic alliances, long-term investments and acquisitions may have a material and adverse effect on the RTB business, reputation, and results of operations.

RTB enters into strategic business relationships with third parties to further its business purpose from time to time. These alliances could subject RTB to risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect the RTB business. RTB may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, RTB may also suffer negative publicity or harm to our reputation by virtue of our association.

Future acquisitions and the subsequent integration of new assets and businesses into RTB will require significant attention from management and could result in a diversion of resources from existing businesses, which in turn could have an adverse effect on the RTB business operations. Acquisitions may not achieve the goals sought and could be viewed negatively by users, business partners or investors, use substantial amounts of cash, cause potentially dilutive issuances of equity securities, require significant goodwill impairment charges or amortization expenses for other intangible assets and expose RTB to unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant. In addition to, in some cases, having to obtain shareholders’ approval, RTB may also have to obtain approvals and licenses from relevant authorities for the acquisitions, which could result in increased delay and costs.

The RTB products may require availability of components or known technology from third parties and their nonavailability can impede growth.

RTB licenses/buys certain technology integral to its products from third parties, including open-source and commercially available software. The inability to acquire and maintain any third-party product licenses or integrate the related third-party products into the RTB products in compliance with license arrangements, could result in delays in product development until equivalent products can be identified, licensed and integrated. RTB also expects to require new licenses in the future as the business grows and technology evolves. RTB cannot provide assurance that these licenses will continue to be available to RTB on commercially reasonable terms, if at all.

As the general economic and market conditions present uncertainty as to the ability of RTB to secure additional capital, there can be no assurances that RTB will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations.

The future liquidity and capital requirements of RTB will depend upon numerous factors, including the success of the Platform, product and service offerings, competing technological developments, and general economic and market conditions, which have presented substantial uncertainty in recent months. RTB may need to raise funds through public or private financings, strategic relationships, or other arrangements. There can be no assurance that funding will be available on terms acceptable to RTB, or at all. Furthermore, any equity financing will be dilutive to existing stockholders, and debt financing, if available, may involve restrictive covenants that may limit operating flexibility with respect to certain business matters. Strategic arrangements may require RTB to relinquish rights or grant licenses to some or substantial parts of its intellectual property. If funds are raised through the issuance of equity securities, the percentage ownership of the stockholders will be reduced, stockholders may experience additional dilution in net book value per share, and such equity securities may have rights, preferences, or privileges senior to those of the holders of the existing capital stock. If adequate funds are not available on acceptable terms, RTB may not be able to continue operating, develop or enhance products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results, and financial condition.

RTB has a history of losses.

In the year ended December 31, 2025, RTB had a net loss of approximately $8.0 million compared to approximately $1.3 million for the year ended December 31, 2024. The accumulated deficit of RTB as of December 31, 2025 was approximately $13.8 million compared to approximately $5.7 million as of December 31, 2024. RTB will continue to incur losses in the future unless RTB achieves sufficient revenue or adequately reduces costs to achieve and maintain profitability. There is no assurance that the RTB operations will generate sufficient cash flows to support the continued operations in the future without needing to seek additional capital funding or borrowings. RTB can provide no assurance that if RTB needs to seek additional outside capital that it will be available on favorable terms or at all. Any failure to achieve and maintain profitability could have a materially adverse effect on the ability of RTB to implement its business plan or its effect on its results and operations and financial condition.

The RTB results of operations may fluctuate significantly and may not meet expectations of management or those of securities analysts and investors.

RTB operates in an evolving industry, and as a result, its business has evolved over time such that its operating history makes it difficult to evaluate its business and future prospects. The results of operations have fluctuated in the past, and future results of operations are likely to fluctuate as well. RTB may not be able to sustain current growth rates, current revenue levels, or achieve profitability. In addition, because the business is evolving, the RTB historical results of operations may be of limited utility in assessing our future prospects. RTB expects to face challenges, risks, and difficulties frequently experienced by growing companies in rapidly developing industries, including those relating to:

●	changes in demand and pricing for the RTB products, services and the Platform;

●	developing, maintaining, and expanding relationships with Platform Partners and advertisers;

●	innovating and developing new solutions that are adopted by and meet the needs of Platform Partners and advertisers;

●	competing against companies with a larger user and customer base or greater financial or technical resources;

●	changes in the pricing policies of Platform Partners, advertisers and competitors;

●	changes in access to valuable user data;

●	costs to develop and upgrade the Platform to incorporate new technologies;

●	costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;

●	seasonality in the business;

●	the length and complexity of sales cycles;

●	the timing of stock-based compensation expense;

●	potential costs to attract, onboard, retain and motivate qualified personnel;

●	responding to evolving industry standards and government regulations that impact the RTB business, particularly in the areas of data protection and consumer privacy;

●	changes in demand as a result of changes in the macroeconomic environment, as a result of inflation, changes in interest rates or foreign exchange rates, or otherwise; and

●	further expanding our business in other markets.

Any one or more of the factors above may result in significant fluctuations in the results of operations. Investors should not rely on past results as an indicator of future performance.

Because many of the expenses are based upon forecast demand and may be difficult to reduce in the short term, volatility in quarterly revenue could cause significant variations in quarterly results of operations. RTB may not forecast our revenue or expenses accurately, which may cause results of operations to diverge from estimates or the expectations of securities analysts, and investors. If RTB fails to meet or exceed such expectations for these or any other reasons, the trading price of the common stock could fall, and RTB could face costly litigation, including securities class action lawsuits.

Any future litigation against RTB could be costly and time-consuming to defend.

RTB has in the past and may in the future become subject to legal proceedings and claims or regulatory inquiries or proceedings that arise in the ordinary course of business, such as claims brought by customers and partners in connection with commercial disputes, employment claims made by the current or former employees, claims for reimbursement following misappropriation of customer data or claims based on violations of intellectual property rights.

For example, RTB could face claims relating to information published or made available on the Platform. In particular, the nature of the business exposes RTB to claims related to defamation, intellectual property rights and rights of publicity and privacy. RTB might not be able to monitor or edit a significant portion of the content that appears on the Platform. This risk is enhanced in certain jurisdictions outside the United States where the protection from liability for third party actions may be unclear and where RTB may be less protected under local laws than RTB is in the United States. RTB could also face fines or orders restricting or blocking its services in particular geographies as a result of content hosted on the RTB services. If any of these events occur, the RTB business could be seriously harmed.

The RTB employees are highly experienced, having worked in the media and digital industry for many years and prior employers may try to assert that the employees are breaching restrictive covenants and other limitations imposed by past employment arrangements. RTB believes that all of its employees are free to work for RTB in their various capacities and have not breached past employment arrangements. Notwithstanding the care in the RTB employment practices, a prior employer may assert a claim against RTB. Such claims can be costly to contest, disruptive to the work environment, and may be detrimental to the operations and financial results.

Moreover, insurance may not cover any claims that rise in the ordinary course of business, may not provide sufficient payments to cover all the costs to resolve one or more the claims, and may not continue to be available on terms acceptable to RTB. A claim brought against RTB that is uninsured or underinsured could result in unanticipated costs, thereby reducing the results of operations and leading analysts or potential investors to reduce their expectations of the performance of RTB. Litigation may result in substantial costs and may divert management’s attention and resources, which could adversely affect the RTB business, financial condition, results of operations, and prospects.

The ability of RTB to utilize our net operating loss carryforwards may be limited.

As of December 31, 2025, RTB had federal net operating loss carryforwards, or NOLs, resulting from prior period losses. Certain of those NOLs, that were incurred in the taxable years ending prior to 2021, could expire before RTB generates sufficient taxable income to make use of the NOLs. Subject to certain limitations, NOLs can be used to offset taxable income for U.S. federal income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit certain NOLs that RTB may use in any future year for U.S. federal income tax purposes in the event of certain changes in ownership of RTB and the combined company. If an “ownership change” occurs, Section 382 would impose an annual limit on certain pre-ownership NOLs and other tax attributes RTB can use to reduce its taxable income, potentially increasing and accelerating the liability for income taxes, and also potentially causing those tax attributes to expire unused. In addition, RTB’s ability to use its net operating losses is dependent on the ability to generate taxable income, and certain net operating losses could expire before RTB generates sufficient taxable income to make use of the net operating losses.

The RTB business is subject to the risk of catastrophic events such as pandemics, earthquakes, flooding, fire, and power outages, and to interruption by man-made acts, such as war and terrorism.

Our business is vulnerable to damage or interruption from pandemics, earthquakes, flooding, fire, power outages, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, and similar events. A significant natural disaster could have a material adverse effect on the business, results of operations, and financial condition, and insurance coverage may be insufficient to compensate RTB for losses that may occur. Furthermore, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in the RTB or our Platform Partners’ businesses or the U.S. economy as a whole. The technology infrastructure may also be vulnerable to computer viruses, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with computer systems, which could lead to interruptions, delays and loss of critical data. RTB may not have sufficient protection or recovery plans in some circumstances. As RTB relies heavily on its computer and communications systems and the Internet to conduct business and provide high quality user and customer service, these disruptions could negatively impact the ability of RTB to run our business and either directly or indirectly disrupt our Platform Partners’ businesses, which could adversely affect our business, results of operations, and financial condition.

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

While we continue to undertake system upgrades efforts designed to improve the availability, reliability, resiliency, and speed of our platforms, these efforts are costly and time-consuming, involve significant technical complexity and risk, may divert our resources from new features and products and services, and may ultimately not be effective. A prolonged interruption of, or reduction in, the availability, speed, or functionality of our products and services could materially harm our business and financial condition. Frequent or persistent interruptions in our services could permanently harm our relationship with our customers and partners and our reputation. If any system failure or similar event results in damage to our customers or their business partners, they could seek significant compensation or contractual penalties from us for their losses. These claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

Our products and services are based on software and computing systems that may encounter development delays and operational issues and the underlying software may contain undetected errors, viruses, defects or vulnerabilities. The hardware infrastructure on which our systems run may have a faulty component or fail. Defects in our software services, underlying hardware or errors or delays in our processing of digital transactions could result in additional development costs, diversion of technical and other resources from our other development efforts and operations and could result in loss of credibility with current or potential customers, harm to our reputation and exposure to liability claims. In instances in which we rely on third party software, our services are occasionally affected by defects, viruses, vulnerabilities, security incidents or other failures that take place at the vendor level. Depending on the circumstances, a vendor failure could cause delays, disruption or data loss or damage, and therefore cause harm to our credibility, reputation or financial condition. In addition, our insurance may not be adequate to compensate us for all losses or failures that may occur.

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

The market price of our common stock is expected to be volatile and may drop following the merger.

The market price of our common stock is likely to be volatile, subject to wide fluctuations in response to a variety of factors including the following:

●	significant lawsuits, including patent or stockholder litigation;

●	inability to obtain additional funding if and when needed;

●	failure to successfully develop and implement our products, services and business plans;

●	changes in laws or regulations applicable to the businesses;

●	introduction of new products, services or technologies by our competitors;

●	failure to meet or exceed any development or financial projections and/or business estimates provided to the public and to the investment community;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	disputes or other developments relating to proprietary rights, including patents and copyrights, litigation matters, and RTB’s ability to obtain patent, trademark and copyright protection for licensed and owned technologies, processes and other intellectual property;

●	additions or departures of key management personnel;

●	changes in the market valuations of similar companies;

●	general economic and market conditions and overall fluctuations in the U.S. equity market;

●	sales of common stock or other securities by RTB or its stockholders in the future that have an adverse impact on the market for the publicly traded securities; and

●	trading volume our common stock.

In addition, the stock market, in general, and smaller technology companies, in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price our common stock, regardless of our actual operating performance. Further, a decline in the financial markets and related factors beyond our control may cause the stock price our common stock to decline rapidly and unexpectedly.

RTB will need to raise additional capital by issuing securities or debt or through licensing or similar arrangements, which may cause significant dilution to the outstanding shares, restrict our operations, or require RTB to relinquish proprietary rights. Future issuances of the common stock pursuant to outstanding options and warrants also will result in additional dilution.

RTB will need to raise additional capital to fund its operations beyond 2026. Additional financing may not be available when needed or may not be available on favorable terms. To the extent that RTB raises additional capital by issuing equity securities, the terms of such an issuance may cause significant dilution to stockholders’ ownership, and the terms of any new equity securities may have preferences over the outstanding common stock. Any debt financing entered into may involve covenants that restrict our operations and future financing opportunities. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if we additional funds through licensing or similar arrangements, it may be necessary to relinquish potentially valuable rights to current product candidates and potential products or proprietary technologies, or grant licenses on terms that are not favorable to RTB.

In addition, the exercise or conversion of some or all of outstanding options or warrants could result in additional dilution in the percentage ownership interest of each of our stockholders.

RTB’s internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, could have a material adverse effect on our business and share price.

We cannot provide assurance that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report its financial condition, results of operations or cash flows. If RTB is unable to conclude that its internal control over financial reporting is effective, or if its independent registered public accounting firm determines it has a material weakness or significant deficiency in internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in the internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Because RTB is a “smaller reporting company,” it will not be required to comply with certain disclosure requirements that are applicable to other public companies; however, it cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make the common stock of RTB less attractive to investors.

RTB is a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. As a smaller reporting company, RTB is eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies. RTB will continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million as of the prior June 30, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the prior June 30. It cannot be predicted if investors will find our common stock less attractive because we may rely on these exemptions.

Our executive officers, directors, and principal stockholders currently control, or could significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own a significant amount of our outstanding common stock (assuming no exercise of outstanding options and warrants). As a result, there is a concentration of ownership in a limited number of our persons, who if they act together because of aligned interests, even if not a formal “group,” will have the ability to control or significantly influence all matters submitted to the board of directors or stockholders for approval, including the appointment of management, the election and removal of directors and approval of any significant transactions, and business affairs. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving RTB, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of RTB’s business, even if such a transaction would benefit other stockholders.

RTB may become involved in securities class action litigation that could divert management’s attention and harm the company’s business and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action or stockholder derivative litigation often follows certain significant business transactions, such as the sale of a business division or announcement or completion of a merger. RTB may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could adversely affect ours business.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third party claims against us and may reduce the amount of money available to us.

Our articles of incorporation, bylaws and Nevada law provide that we will indemnify our directors, officers and employees, in each case, to the fullest extent permitted by law. We may also advance expenses as part of the indemnification provisions. To the extent there are claims against our directors, officers and others our time and financial resources may be used in their defense, which may reduce the resources we have to devote to our business development.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

RTB Digital, Inc.
(Registrant)

Date: August 14, 2026	By:	/s/ James Heckman
James Heckman
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Alykhan Madhavji
Alykhan Madhavji
Chief Financial Officer (Principal Financial Officer)