Form 10-Q/A
period 2026-06-30
RTB Digital, Inc.
filed 2026-09-16
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

RTB Digital, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the Securities and Exchange Commission on August 14, 2026 (the “Original Report”).

The sole purpose of this Amendment is to correct an Inline XBRL tagging error in Note 2 to the Company’s unaudited condensed consolidated financial statements. The Original Report correctly disclosed in the human-readable document that the Price Protection Feature is capped at $15.0 million; however, the amount was incorrectly tagged in the machine-readable XBRL data using a share-based concept and “shares” unit rather than a monetary concept and USD unit.

This Amendment corrects the XBRL tagging only. It does not change the human-readable disclosure, financial statements, any reported amount or the underlying terms of the transaction. Except for this correction, this Amendment does not amend, update or modify any other disclosure in the Original Report.

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

In the past, securities class action or stockholder derivative litigation often follows certain significant business transactions, such as the sale of a business division or announcement or completion of a merger. RTB may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could adversely affect our business.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

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

ITEM 6. EXHIBITS

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTB Digital, Inc.
(Registrant)

Date: September 16, 2026	By:	/s/ James Heckman
James Heckman
Chief Executive Officer (Principal Executive Officer)

Date: September 16, 2026	By:	/s/ Alykhan Madhavji
Alykhan Madhavji
Chief Financial Officer (Principal Financial Officer)