Form 10-Q
period 2026-09-30
RTB Digital, Inc.
filed 2026-11-13
CIK 1419275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, the Registrant had 14,485,845 shares of common stock, $0.001 par value per share, outstanding.

		Page
PART I Consolidated Financial Information
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 (unaudited) and 2025 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2026 (unaudited) and 2025 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 (unaudited) and 2025 (unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II Other Information
Item 1.	Legal Proceedings	31
Item 1.A	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	44
Signatures		45

i

RTB DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,509	$534
Restricted cash	251	-
USDC	145	10,964
Accounts receivable, net	1,086	147
Notes receivable, current	1,800	-
Deposit on digital media investment	10,000	-
Prepayments and other current assets	1,127	80
Total current assets	17,918	11,725
Investment in crypto assets	701	5,222
Investment in Ryvyl	-	6,500
Related party note receivable, net	4,167	4,208
Acquired and other intangible assets, net	10,681	825
Goodwill	11,116	-
Other assets	639	34
Total assets	$45,222	$28,514
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,251	$1,751
Accrued expenses	4,347	40
Current portion of operating lease liabilities	1,174	-
Unearned revenue	152	109
Other current liabilities	13	13
Total current liabilities	9,937	1,913
Operating lease liabilities, less current portion	1,009	-
March 2026 convertible note and warrants – price protection feature	530	-
Long term debt, net	605	-
Total liabilities	12,081	1,913
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, par value $0.001, 500,000,000 shares authorized; 14,494,818 and 4,165,123 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	15	4
Additional paid-in capital	66,351	40,383
Accumulated deficit	(33,225)	(13,786)
Total stockholders’ equity	33,141	26,601
Total liabilities and stockholders’ equity	$45,222	$28,514

See accompanying notes to these unaudited condensed consolidated financial statements

RTB DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$3,410	$481	$6,291	$1,443
Cost of revenue	2,127	231	3,955	783
Gross profit	1,283	250	2,336	660

Operating expenses:
Research and development	162	128	608	348
Selling and marketing	2,419	675	5,871	1,178
General and administrative	4,488	791	14,234	1,660
Total operating expenses	7,069	1,594	20,713	3,186
Loss from operations	(5,786)	(1,344)	(18,377)	(2,526)
Other income (expense):
Change in fair value of crypto assets	992	-	(33)	-
Loss on sale of crypto assets	(650)	-	(1,050)	-
Change in fair value of March 2026 convertible note and related instruments	372	-	(33)	-
Loss on sale of short-term investments	-	(6)	-	465
Gain on legal settlements	23	-	93	-
Other (expense) income	(28)	1	(26)	3
Total other income/(expense), net	709	(5)	(1,049)	468
Loss from operations before income taxes	(5,077)	(1,349)	(19,426)	(2,058)
Provision for income taxes	-	-	13	-
Net loss	$(5,077)	$(1,349)	$(19,439)	$(2,058)

Net loss per share:
Basic and diluted	$(0.37)	$(0.40)	$(2.27)	$(0.62)
Weighted average number of common shares outstanding:
Basic and diluted	13,734,604	3,345,170	8,566,984	3,315,994

See accompanying notes to these unaudited condensed consolidated financial statements

RTB DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2025	4,165,123	$4	$40,383	$(13,786)	$26,601
Stock-based compensation	-	-	142	-	142
Net loss	-	-	-	(4,779)	(4,779)
Balance at March 31, 2026	4,165,123	$4	$40,525	$(18,565)	$21,964
Stock issued under equity incentive plans	10,291	1	169	-	170
Stock issued for services	40,008	-	222	-	222
Warrants issued	-	-	103	-	103
Common stock settlements of warrant related liabilities	-	-	4,913	-	4,913
Conversion of March 2026 convertible note and warrants to equity	179,732	-	1,401	-	1,401
Conversion of September 2025 convertible notes to equity	7,688,755	8	(8)	-	-
Shares issued pursuant to Merger	962,511	1	10,083	-	10,084
Shares issued for professional services related to merger	109,410	-	655	-	655
Stock options exercised	145,881	-	275	-	275
Stock based compensation	-	-	124	-	124
Net loss	-	-	-	(9,583)	(9,583)
Balance at June 30, 2026	13,301,711	$14	$58,462	$(28,148)	$30,328
Stock based compensation	-	-	218	-	218
Stock issued in connection with warrant settlements	370,000	-	2,244	-	2,244
Stock issued in connection with legal settlements	15,826	-	127	-	127
Stock options exercised	14,477	-	9	-	9
Warrants exercised	71,260	-	131	-	131
Stock issued in connection with PIPE financing	456,306	1	5,078	-	5,079
Shares issued pursuant to merger	265,238	-	-	-	-
Other adjustments	-	-	82	-	82
Net loss	-	-	-	(5,077)	(5,077)
Balance at September 30, 2026	14,494,818	$15	$66,351	$(33,225)	$33,141

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	3,257,641	$6	$5,150	$(5,743)	$(587)
Change in par value	-	(3)	3	-	-
Stock-based compensation	-	-	120	-	120
Stock compensation for services	-	-	9	-	9
Net loss	-	-	-	(591)	(591)
Balance at March 31, 2025	3,257,641	$3	$5,282	$(6,334)	$(1,049)
Stock-based compensation	-	-	38	-	38
Stock issued for services	87,529	-	2	-	2
Net loss	-	-	-	(118)	(118)
Balance at June 30, 2025	3,345,170	$3	$5,322	$(6,452)	$(1,127)
Stock based compensation	-	-	91	-	91
Conversion of SAFE notes	893,319	1	1,683	-	1,684
Issuance of warrants	-	-	4	-	4
Issuance of convertible notes	-	-	30,146	-	30,146
Net loss	-	-	-	(1,349)	(1,349)
Balance at September 30, 2025	4,238,489	$4	$37,246	$(7,801)	$29,449

See accompanying notes to these unaudited condensed consolidated financial statements

RTB DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(19,439)	$(2,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	941	197
Noncash lease expense	238	-
Change in fair value of March 2026 convertible note and related instruments	33	-
Stock compensation expense	636	262
Stock issued for services	877	-
Stock issued in connection with warrant exercises	131	-
Loss on disposal of property and equipment	2	-
Unrealized loss on crypto assets	33	-
Loss on sale of crypto assets	1,050	-
Gain on sale of short-term investments	-	(466)
Change in operating assets and liabilities net of effect of acquisitions:
Accounts receivable, net	216	(160)
Prepayments and other current assets	204	8
Accounts payable	4,236	930
Accrued liabilities	2,322	-
Unearned revenue	43	240
Other liabilities	(51)	(194)
Net cash used in operating activities	(8,528)	(1,241)
Cash flows from investing activities
Proceeds from sale of crypto assets	11,000	-
Outflows from the issuance of note receivable	(500)	-
Outflows from purchases of USDC	(1,040)	-
Cash acquired through merger with Ryvyl Inc.	4,744	-
Nonrefundable deposit on digital media investment	(10,000)	-
Proceeds from related party notes receivable repayments	41	-
Capitalized software development costs	(971)	(405)
Proceeds from sale of short-term investments	-	545
Purchases of property and equipment	-	(24)
Net cash provided by investing activities	3,274	116
Cash flows from financing activities
Proceeds from PIPE financing	5,079	-
Proceeds from the settlement of warrants	1,400	-
Proceeds from issuance of convertible notes and warrants	2,000	15,000
Proceeds from issuance of SAFE notes payables	-	1,159
Proceeds from stock option exercises	8	-
Repayments of long-term debt	(7)	-
Net cash provided by financing activities	8,480	16,159
Net increase in cash and cash equivalents, and restricted cash	3,226	15,034
Cash and cash equivalents, and restricted cash – beginning of period	534	8
Cash and cash equivalents, and restricted cash – end of period	$3,760	$15,042

Supplemental disclosure of cash flow information
Cash paid for interest	$12	$-
Cash paid for taxes	$31	$-
Supplemental disclosure of non-cash investing and financing activities
Purchase of equity investment in related party with USDC	$300	$-
Issuance of note receivable with USDC	$1300	$-
Settlement of accounts payable with USDC	$4,563	$-
USDC proceeds from sale of crypto assets	$1,952	$-
USDC proceeds from stock option exercises	$275	$-
Stock issued in connection with legal settlements	$127	$-

See accompanying notes to these unaudited condensed consolidated financial statements

RTB DIGITAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

Organization

Prior to the second quarter of 2026, the Company’s operations were substantially comprised of its Platform Operations business and, as such, it operated and reported financial information under a single reportable segment. During the second quarter of 2026, following the acquisition of Ryvyl Inc., the Chief Operating Decision Maker (“CODM”) reevaluated the Company’s reportable segments, which resulted in the addition of Fintech Operations as a component of management’s internal financial information used for operational decision making. Accordingly, the Company now operates and reports financial information under two reportable segments: Platform Operations and Fintech Operations. The Platform Operations segment represents the Company’s core business and where management is focusing its strategy and the majority of its resources. The Fintech Operations segment represents the legacy payment processing business that the Company acquired through its merger with Ryvyl Inc., effective May 12, 2026. The Company’s long-term approach to this legacy business will continue to be informed by an ongoing assessment of business applicability to the Platform business, profitability, market conditions, and resource allocation priorities.

Business Operations - Platform

The Platform Operations business unit known as “Roundtable” was developed and operates an Enterprise Media Platform which hosts an exclusive coalition of professionally managed online media channels. The platform integrates distribution, publishing, monetization, community, syndication and DeFi (Decentralized Finance) payments. Roundtable’s operations primarily consist of software development; advertising and sponsorship sales and identifying and signing a group of select “Platform Partners” to operate channels on its platform.

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

The accompanying interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, and cash flows for the interim periods. All intercompany transactions and balances have been eliminated in consolidation. The interim results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q (the “Report”) should be read in conjunction with the Consolidated Financial Statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 16, 2026 (the “2025 Annual Report”) and the Current Report on Form 8-K Amendment No. 2 filed with the SEC on July 27, 2026 (“July Form 8-K”).

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

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), revenues are recognized when control of the promised goods or services are transferred to the customer in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

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

Disaggregation of Revenue

The following table provides revenue disaggregated by category and timing of recognition (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Digital revenue
Direct advertising	$13	$58	$46	$171
Publisher revenue	140	65	451	239
Syndication revenue	162	18	406	91
Sponsorship (*)	247	300	842	816
Other digital revenue	-	40	-	126
Total digital revenue	$562	$481	$1,745	$1,443
Payment processing
Payment processing revenue	2,848	-	4,546	-
Total payment processing revenue	$2,848	$-	$4,546	$-
Total revenue	$3,410	$481	$6,291	$1,443

(*) Revenue is recognized over time. All other revenue is recognized at a point in time.

Cash and Cash Equivalents, and Restricted Cash

The Company maintains cash and cash equivalents at banks where amounts on deposit may exceed the Federal Deposit Insurance Corporation limit of $0.25 million during the year. Cash and cash equivalents represent cash and highly liquid investments with an original contractual maturity at the date of purchase of three months or less. As of September 30, 2026, and December 31, 2025, cash and cash equivalents of $3.5 million and $0.53 million, respectively, consisted primarily of checking and money market balances. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk regarding its cash and cash equivalents.

Restricted cash primarily consists of reserves required by third-party acquiring bank partners in connection with services they provide to our merchant customers.

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

Changes in the fair value of USDC, if any, are recognized in other income (expense), net in the interim condensed consolidated statements of operations. From time to time, the Company utilizes USDC to pay vendors and accepts USDC as payment from customers or investors in lieu of cash and cash equivalents.

There are volatility risks related to stablecoins, which are designed to have a relatively stable price relative to an underlying physical asset, most commonly a fiat currency, such as the U.S. dollar or an exchange-traded commodity. The stability of a stablecoin results from the underlying assets backing the stablecoin that are held by the stablecoin issuer in reserve accounts, among other factors, such as the ability of a holder to redeem the stablecoin from its issuer at par. The issuers of certain stablecoins currently retain broad discretion to determine the composition and amounts of assets held in the issuers’ accounts backing those stablecoins, and to substitute assets other than the fiat currency that is initially deposited. The composition of backing assets varies considerably across popular stablecoins, with some stablecoins backed entirely by off-chain assets including cash or short-term, highly liquid assets, and others backed by assets significantly less liquid than cash or cash equivalents. In the case of USDC, Circle reported that, as of September 30, 2026, underlying reserves were held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders.

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

As of September 30, 2026, the Company had the following crypto assets (in thousands):
Crypto Asset	Coins Held	Cost Basis ($USD)	Fair Value ($USD)
Bitcoin ($BTC)	8.39	$734	$701

As of December 31, 2025, the Company had the following crypto assets (in thousands):
Crypto Asset	Coins Held	Cost Basis ($USD)	Fair Value ($USD)
Bitcoin ($BTC)	59.67	$7,404	$5,222

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

In determining the amount of an allowance, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and the Company assesses current economic trends that might impact the level of credit losses in the future. Historically, the Company has had no significant write-offs of accounts receivable. As of September 30, 2026, and December 31, 2025, the Company’s allowance for credit losses was immaterial.

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

Platform development costs are amortized on a straight-line basis over three years, which is the estimated useful life of the related asset and is recorded as an expense on the interim condensed statements of operations. The amortization period may be accelerated if the useful life of the related asset is shortened.

As of September 30, 2026, and December 31, 2025, the Company had capitalized platform development costs of $1.7 million and $0.8 million, respectively, and are recorded within Acquired and other intangible assets, net in the Company’s interim condensed consolidated balance sheets.

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

Leases

The Company leases office space under non-cancellable operating leases with various expiration dates. The Company determines whether an arrangement is a lease for accounting purposes at contract inception. Operating leases are recorded as right-of-use (“ROU”) assets, which are included within noncurrent assets, and lease liabilities, which are included within current and noncurrent liabilities on our interim condensed consolidated balance sheets.

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

The Company evaluates ROU assets related to leases for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. When a decision has been made to exit a lease prior to the contractual term or to sublease that space, the Company evaluates the asset for impairment and recognizes the associated impact to the ROU asset and related expense, if applicable. The evaluation is performed at the asset group level initially and when appropriate, at the lowest level of identifiable cash flows, which is at the individual lease level. Undiscounted cash flows expected to be generated by the related ROU asset are estimated over the ROU asset’s useful life. If the evaluation indicates that the carrying amount of the ROU asset may not be recoverable, any potential impairment is measured based upon the fair value of the related ROU asset or asset group as determined by appropriate valuation techniques. During the quarter ended September 30, 2026, the Company did not identify any impairment indicators for its ROU assets.

As of the date of this Report, the Company is past due on rent payments under its office lease for its San Diego, CA facility. The Company is currently in negotiations with the landlord to restructure the lease. The Company will continue to evaluate all options, including modifications or termination. However, there can be no assurance that the matter will be resolved on favorable terms.

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

The Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities as of the end of each reporting period.

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

Upon conversion of the March 2026 Convertible Note and exercise of the March 2026 Warrants, the investor received restricted shares which it cannot sell or pledge for a period of time. These restrictions lapse and the shares become freely transferrable in equivalent tranches of twenty-five percent after 12 months, 15 months, 18 months, and 21 months following the close of the merger. As part of this issuance, the Company promised to issue the investor additional shares if the Company’s market capitalization falls below certain thresholds as of the date the shares become freely transferrable. The issuance of additional shares, referred to as a “Price Protection Feature” is capped at $15.0 million.

The Company elected to account for the March 2026 Convertible Note under the fair value option whereby the Company recognized it at fair value with changes in fair value recognized in earnings except for changes in fair value due to the instrument specific credit risk, which is recognized in other comprehensive income. The March 2026 Warrants were accounted for at fair value with changes in fair value recognized in earnings as the instrument met the definition of a derivative. At inception, the March 2026 Warrants did not qualify for a scope exception to derivative accounting since they were exercisable into an unknown number of shares. The Price Protection Feature was also accounted for at fair value with changes in fair value recognized in earnings as it represented an obligation to issue additional shares when the value of the Company’s shares decreases.

On May 12, 2026, when the merger between the Company and Ryvyl Inc. closed, the March 2026 Convertible Note converted into 179,732 shares of common stock of the Company. Prior to the conversion, the March 2026 Convertible Note was marked to its fair value of $1.40 million resulting in a gain of less than $0.01 million, recognized within other income (expense), net, during the nine months ended September 30, 2026.

Additionally, upon close of the merger, the number of shares underlying the March 2026 Warrants became fixed at 35,947 shares. The number of shares was determined by (a) the quotient of (i) the principal amount of the March 2026 Convertible Note divided by (ii) the March 2026 Convertible Note’s conversion price of $11.13 per share, multiplied by (b) twenty percent. Due to the number of shares underlying the March 2026 Warrants becoming fixed, the March 2026 Warrants were deemed to no longer meet liability classification, as they became indexed to the Company’s own stock and met the criteria for equity classification. Prior to reclassifying the March 2026 Warrants to equity, the March 2026 Warrants were marked to fair value of $0.1 million, resulting in a gain of $0.03 million, recognized in other income (expense), net, during the nine months ended September 30, 2026.

The Price Protection Feature was marked to a fair value of $0.5 million as of September 30, 2026, resulting in a gain of $0.37 million, recognized in other income (expense), net, during the quarter ended September 30, 2026.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the interim condensed consolidated financial statements, net of operating loss carryforwards and credits, by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion of or all the deferred tax assets will not be realized. Judgment is required in determining and evaluating income tax provisions and valuation allowances for deferred income tax assets. We recognize an income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by tax authorities, based on the technical merits of the position.

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As of September 30, 2026, and December 31, 2025, the Company has a full valuation allowance on its deferred tax assets.

Net Loss Per Share

The Company’s basic net loss per share is computed by dividing the loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding, adjusted for the dilutive effect of all potential shares of common stock. In periods in which the Company reports a net loss, all potential common shares are excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive. As such, for the three and nine months ended September 30, 2026, and 2025, the Company’s diluted net loss per share was the same as the basic net loss per share, as there were no common stock equivalents outstanding that would have a dilutive effect.

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

Consideration Transferred

The fair value of the consideration transferred on the closing date of the merger was $14.57 million, which consisted of 1,291,088 shares common stock valued at $10.08 million plus the cancellation of the Company’s pre-existing preferred stock investment in Ryvyl with a fair value of $6.50 million, less the settlement of a pre-existing note payable plus accrued interest that the Company owed to Ryvyl valued at $2.01 million.

Preliminary Allocation of Purchase Price

The purchase price was allocated to the legacy Ryvyl assets acquired and assumed liabilities based on their estimated fair values on the merger closing date, with any excess purchase price recorded as goodwill. The purchase price allocation shown in the following table reflects the preliminary fair value estimates based on management’s analysis, including preliminary work performed by third-party valuation specialists (in thousands):

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pro forma revenue	$3,410	$3,266	$10,208	$9,810
Pro forma net loss	$(5,077)	(3,302)	$(19,822)	$(13,702)

4.	Note receivable

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

On August 12, 2026, the Company and Lagodivilla mutually agreed to extend the repayment date under the loan agreement to September 15, 2026, on which date the full principal of $1.8 million plus accrued interest would be repaid in full. All other terms of the loan agreement remained unchanged and in full force.

On September 15, 2026, the Company and Lagodivilla mutually agreed to further amend the loan agreement. Per the terms of the amendment, the maturity date of the loan was extended to March 31, 2027, and the Company waived all accrued and unpaid interest due on the loan through September 15, 2026. As part of the amendment, Lagodivilla was also required to make a $0.25 million principal payment on the loan, which was received by the Company on October 5, 2026.

Management evaluated the collectability of the loan in accordance with ASC 326, Financial Instruments - Credit Losses, and determined that no allowance for credit losses was required as of September 30, 2026.

5.	Prepayments and Other Current Assets

Prepayments and other current assets are summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Prepaid insurance	$459	$22
Short term deposits	75	-
Inventory	140	-
Other prepayments	453	58
	$1,127	$80

6.	Intangible Assets

The following table details intangible assets (in thousands):

	Weighted Average	September 30, 2026
	Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	9.83 years	$9,300	$(359)	$8,941
BIN sponsorship arrangement	0.83 years	300	(116)	184
Platforms	2.30 years	2,117	(823)	1,294
Web domains	11.82 years	32	(8)	24
RTB homepage redesign	2.97 years	72	(6)	66
Acquired internal-use software	2.50 years	215	(43)	172
Total intangible assets		$12,036	$(1,355)	$10,681

	Weighted Average	December 31, 2025
	Estimated Useful Life	Cost	Accumulated Amortization	Net
Platforms	1.49 years	$1,218	$(419)	$799
Web domains	11.35 years	32	(6)	26
Total intangible assets		$1,250	$(425)	$825

Amortization expense was $0.9 million and $0.2 million for the nine months ended September 30, 2026, and 2025, respectively.

The estimated future amortization expense related to intangible assets as of September 30, 2026, is as follows:

For the years ended December 31,	Amount
2026 (remainder)	$518
2027	1,738
2028	1,421
2029	1,069
2030	932
Thereafter	5,003
Total expected future amortization expense	$10,681

7.	Accrued Expenses

The following table details the balance in accrued liabilities (in thousands):

	September 30, 2026	December 31, 2025
Accrued legal settlement	$3,193	$-
Payroll related accruals	120	-
Accrued legal and professional fees	360	-
Other accrued liabilities	674	40
Total accrued liabilities	$4,347	$40

8.	Long Term Debt

The following table summarizes the Company’s debt (in thousands):

	September 30, 2026	December 31, 2025
$149,900 Economic Injury Disaster Loan (EIDL), interest rate of 3.75%, due June 1, 2050	$150	$-
$500,000 EIDL, interest rate of 3.75%, due May 8, 2050	468	-
Total debt	618	-

Less: current portion	(13)	-
Long-term debt	$605	$-

Small Business Association CARES Act Loans

In connection with its merger with Ryvyl Inc., effective May 12, 2026, the Company assumed a 30-year loan with a principal balance of $149,900 (plus deferred interest of 1,748) on the acquisition date and a 27-year loan with a principal balance of $471,640 on the acquisition date. Both loans were originally secured through the Small Business Association (“SBA”). The 30-year loan bears interest at 3.75% per annum and requires principal and interest payments of $731 per month. The monthly payments are first applied against any outstanding deferred interest. The 27-year loan bears interest at 3.75% per annum and requires principal and interest payments of $2,477 per month. As of September 30, 2026, both loans were in good standing.

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

Common Stock

As of September 30, 2026, the Company was authorized to issue a total of 500,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2026, and December 31, 2025, there were 14,494,818 and 4,165,123 shares of common stock issued and outstanding, respectively (retroactively adjusted to reflect the reverse acquisition).

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

Funicular Funds, LP (“Funicular”) entered into a modification agreement, dated June 11, 2026, with the Company to modify the terms of the put option contained in the warrant for common stock issued to Funicular on July 15, 2025. The modification (i) extended the period during which Funicular could exercise the put option to require the Company to pay the Black Sholes value of the warrant on consummation of the merger on May 12, 2026, and (ii) Funicular further agreed not to exercise the put option until after August 5, 2026, exercisable for 30 days thereafter. On July 13, 2026, the Company issued 20,000 shares of common stock, as restricted stock, to Funicular as payment for the extension. Subsequently, the holder exercised the warrant on a cashless basis according to the cashless exercise provision in the warrant for 67,999 shares of common stock, calculated according to the formula set forth in the warrant, which exercise fully extinguished the warrant and the put option.

Armistice Capital Master Fund Ltd. (“Armistice”) entered into two modifications dated and June 11, 2026, and August 7, 2026, with the Company to modify the terms of the warrant for common stock issued to Armistice on July 15, 2025. The two modification agreements together (i) terminated the put option granted to Armistice to require the Company to pay the Black Sholes value of the warrant on consummation of the merger on May 12, 2026, (ii) revised the cashless exercise provision to be an automatic exercise for 350,000 shares of common stock on a non-formulaic basis, and (iii) permitted the Company, at its option, to extinguish the warrant in full, prior to it its automatic cashless exercise, for a fee of $1.75 million. The Company paid $0.3 million to Armistice to modify its rights under the warrant. In a third modification dated August 11, 2026, Armistice paid the Company $1.40 million to extinguish the Company’s right to extinguish the warrant, which would have prevented the automatic cashless exercise, and thus permitted the automatic cashless exercise on August 12, 2026. Under the automatic cashless exercise provision, the Company issued 350,000 shares on August 12, 2026, and the warrant was fully extinguished.

The Company evaluated the accounting implications of the warrant amendments under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, and determined that they met the criteria for equity classification. As such, immediately prior to reclassification to equity on June 30, 2026, the warrant liabilities were remeasured to their aggregate fair value of $4.90 million, with the resulting change in fair value of $2.72 million recognized in the interim condensed consolidated statements of operations during the quarter ended June 30, 2026. The remeasured fair value of $4.90 million was subsequently reclassified from warrant liabilities to additional paid-in capital at June 30, 2026. Following the reclassification and subsequent cashless exercise, no residual warrant liability remained outstanding.

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

Per the agreements, the September 2025 Convertible Notes bore interest at a rate of 12% per annum, with interest accruing in full beginning on the issuance date. However, the principal and interest that accrued on the September 2025 Convertible Notes was not to be repaid in cash. All outstanding principal and accrued interest were to automatically convert into shares of the pre-merger Company’s Class B common stock upon the earliest occurrence of (i) the respective maturity date, (ii) the closing of a qualifying equity financing resulting in aggregate proceeds of at least $20.0 million, or (iii) the occurrence of a qualifying corporate transaction, as defined in the agreements. The conversion price was fixed at $2.55 per share of the pre-merger Company, subject to customary adjustments for stock splits and similar transactions.

The number of warrants issued was equal to 20% of the respective principal of the notes divided by the exercise price, which was equal to $2.55 per share of the pre-merger Company. The warrants expired one year from the issuance date and were legally detachable and separately exercisable from the September 2025 Convertible Notes.

Management evaluated the September 2025 Convertible Notes and the related warrants in accordance with applicable accounting guidance, including ASC 470, ASC 480, and ASC 815. Based on this evaluation, the Company concluded that (i) the automatic conversion feature embedded in the September 2025 Convertible Notes did not require bifurcation as a derivative, (ii) the warrants qualified as freestanding financial instruments that were indexed to the Company’s own stock and met the criteria for equity classification, and (iii) settlement of the September 2025 Convertible Notes and warrants did not require or permit unilateral cash settlement by the holders. Accordingly, the Convertible Notes and warrants were classified within stockholders’ equity as additional paid-in capital.

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

Equity Plans Activity

The following table provides a summary of stock option activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Exercise Price
Stock options outstanding at December 31, 2025	2,757,605	$1.51

Granted	-	N/A
Cancelled	(38,836)	$0.95
Exercised	(161,462)	$1.84
Outstanding stock options at September 30, 2026	2,557,307	$1.51
Outstanding stock options assumed in merger with Ryvyl Inc.	4,960	$74.42
Total outstanding stock options at September 30, 2026	2,562,267	N/A

Exercisable stock options at September 30, 2026	1,491,616	$1.31
Exercisable stock options assumed in merger with Ryvyl Inc.	4,960	$74.42
Total exercisable stock options at September 30, 2026	1,496,576	N/A

Unvested stock options at September 30, 2026	1,065,691	$1.78
Unvested stock options assumed in merger with Ryvyl Inc.	-	N/A
Total unvested stock options at September 30, 2026	1,065,691	$1.78

(1)	Common stock available for future issuance at September 30, 2026 represents a combination of 1,485,327 of authorized shares; less 1,253,069 common stock options outstanding under the 2024 Equity Incentive Plan and 1,532,186 authorized shares; less 1,532,186 common stock options outstanding under the 2025 Equity Incentive Plan.

As of September 30, 2026, total compensation cost not yet recognized related to unvested options was $0.8 million, which is expected to be recognized over a weighted-average period of 1.12 years.

11.	Leases

In connection with its merger with Ryvyl Inc., effective May 12, 2026, the Company assumed operating leases at three locations in the United States (California, Illinois, and Massachusetts). The Company had no finance lease obligations as of September 30, 2026.

The Company’s operating lease expense totaled $0.2 million for the nine-month period ended September 30, 2026. As of September 30, 2026, the weighted-average remaining lease term was 2.2 years and the weighted average discount rate was 12.0%.

Future minimum lease payments under our operating leases and reconciliation to lease liability as of September 30, 2026, are as follows (in thousands):

Fiscal years:	Amount
2026 (remainder)	$246
2027	1,308
2028	878
2029	-
Thereafter	-
Total	2,432
Less: present value discount	(249)
Operating lease liability	$2,183

12.	Income Taxes

The Company recorded income tax expense of approximately $0.01 million and $0.00 million for the nine months ended September 30, 2026, and 2025, respectively. The Company’s effective income tax rate was approximately (0.07%) and 0.00% for the corresponding periods, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory income tax rate primarily as a result of the valuation allowance maintained against the Company’s net deferred tax assets, as well as state income taxes and other permanent differences.

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

As of September 30, 2026, the Company continued to maintain a full valuation allowance against its net deferred tax assets. The Company has incurred cumulative losses and currently does not have sufficient objective positive evidence to conclude that realization of its net deferred tax assets is more likely than not. Accordingly, the Company did not recognize a material income tax benefit associated with its current-period losses or other increases in deferred tax assets. The Company will continue to evaluate the realizability of its deferred tax assets in future reporting periods, and the valuation allowance may be adjusted if sufficient positive evidence becomes available to support realization.

Merger with Ryvyl Inc. and Acquired Tax Attributes

On May 12, 2026, the Company completed a merger transaction pursuant to which RTB merged with a wholly owned merger subsidiary of Ryvyl Inc., with RTB surviving the merger as a wholly owned subsidiary of Ryvyl Inc. Following completion of the transaction, Ryvyl Inc. changed its name to RTB Digital, Inc. For financial reporting purposes, the transaction was accounted for as a reverse acquisition, with RTB treated as the accounting acquirer. For Federal Income Tax purposes, the acquirer in the transaction is Ryvyl Inc. and it is the continuing tax reporting entity following the merger.

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

As of September 30, 2026, the Company estimates that Ryvyl and RTB had approximately $128.0 million and $7.7 million, respectively, of federal net operating loss carryforwards, before consideration of any applicable limitations on their utilization. The availability and ultimate utilization of these net operating loss carryforwards and certain other tax attributes are subject to the requirements and limitations of the Internal Revenue Code and applicable state tax laws.

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

The income tax accounting associated with the merger remains subject to further analysis, including the determination of the tax bases of certain acquired assets and liabilities, the availability and limitation of acquired tax attributes, and the completion of the Company's Section 382 analysis. Accordingly, the amounts recorded as of September 30, 2026, may be adjusted as additional information becomes available and the Company's analysis is completed.

Uncertain Tax Positions

The Company evaluates uncertain tax positions in accordance with applicable accounting guidance. As of September 30, 2026, the Company had no material unrecognized tax benefits. The Company does not currently anticipate that its unrecognized tax benefits will change materially during the next twelve months.

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

Pursuant to the agreement and a related term sheet executed in June 2025, the Company collects advertising and distribution revenues and remits a contractually defined revenue share to Roustan Media. The revised economics include a minimum monthly revenue support arrangement applicable to certain months in 2025, under which the Company agreed to compensate Roustan Media for shortfalls between actual advertising collections and a specified monthly threshold of $0.09 million. The specified monthly threshold ended on November 4, 2025, following the execution of the Company’s Strategic Partnership with True Sports, ULC and Roustan Media, Inc. See Related Party Note Receivable section below for additional information.

September 2025 Convertible Notes and Warrants

In September 2025, the Company entered into Convertible Note Purchase Agreements (the “September 2025 Convertible Notes”) with certain investors, including multiple related parties. The September 2025 Convertible Notes were issued in exchange for cash and digital asset consideration and are unsecured obligations of the Company. The September 2025 Convertible Notes bore interest at the stated contractual rate and were to mature during September 2026, unless earlier converted in accordance with their terms. The September 2025 Convertible Notes were convertible into equity of the Company upon the occurrence of certain events or at the option of the holders, as defined in the agreements.

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

Related Party Note Receivable

On November 4, 2025, the Company entered into a binding letter of intent for a long-term strategic partnership agreement (the “Strategic Partnership”) with True Sports, ULC and Roustan Media, Inc. (collectively, the “Customer”), all of which are owned by a related party of the Company. In connection with the Strategic Partnership, the Company entered into a $5.0 million zero-interest note receivable (the “Note Receivable” or the “Note”) with the Customer. The Note Receivable has a contractual term of five years and requires quarterly principal payments of $0.125 million, with the remaining balance due as a balloon payment at the Note Receivable’s maturity on November 3, 2030.

During the nine months ended September 30, 2026, the Company received one Note payment totaling $0.04 million, which was recorded as a reduction of the Note principal. Including the aforementioned payment, the Company has received an aggregate of $0.08 million in Note payments from the Customer. The Company previously recorded a reserve of $0.75 million against the Note as of December 31, 2025. The Company determined that the previously recorded reserve of $0.75 million remains appropriate and sufficient, based on its assessment of collectability of the Note as of September 30, 2026.

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

The following tables present revenue and gross profit information for each of our reportable segments (in thousands):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Platform Operations	Fintech Operations	Total	Platform Operations	Fintech Operations	Total
Revenue	$562	$2,848	$3,410	$1,745	$4,546	$6,291
Cost of revenue	413	1,714	2,127	1,217	2,738	3,955
Segment gross profit	$149	$1,134	$1,283	$528	$1,808	$2,336

Depreciation and amortization	$168	$338	$506	$418	$523	$941

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Platform Operations	Fintech Operations	Total	Platform Operations	Fintech Operations	Total
Revenue	$481	$-	$481	$1,443	$-	$1,443
Cost of revenue	231	-	231	783	-	783
Segment gross profit	$250	$-	$250	$660	$-	$660

Depreciation and amortization	$77	$-	$77	$197	$-	$197

The following table provides a reconciliation of total segment gross profit to the Company’s loss before provision for income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total segment gross profit	$1,283	$250	$2,336	$660
Less: Research and development	(162)	(128)	(608)	(348)
Less: Selling and Marketing	(2,419)	(675)	(5,871)	(1,178)
Less: General and administrative	(4,488)	(791)	(14,234)	(1,660)
Less: Other (expense), net	709	(5)	(1,049)	468
Loss from operations before income taxes	$(5,077)	$(1,349)	$(19,426)	$(2,058)

15.	Commitments and Contingencies

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

The Company has determined, in accordance with applicable accounting principles, that a loss or range of loss that it may incur is not probable at this time and has therefore not recorded a liability for this matter. Also, as noted in Note 5, Related Party Note Receivable, the Company previously recorded a reserve against the Note in the amount of $0.75 million, which it believes remains appropriate and sufficient as September 30, 2026.

Purchase Commitments

Aside from the Company’s operating lease commitments, which are disclosed in Note 11, Leases, the Company also has the following non-cancellable purchase commitments under services contracts with vendors for software products, as of September 30, 2026:

Fiscal years:	Amount
2026 (remainder)	$50
2027	198
2028	16
Total	$264

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

Per the terms of the Agreement, the Company is obligated to pay Mr. Madhavji a fee of $15,000 per month. Mr. Madhavji is also entitled to a grant of stock options under the Company's 2025 Stock Option Plan, subject to Board approval and time-based vesting. As of September 30, 2026, the Company's remaining minimum cash commitment under the Agreement, assuming no early termination, was approximately $375,000.

James Heckman Employment Agreement

The Company entered into an executive services agreement with Heckman Media LLC, a Puerto Rico limited liability company wholly owned by Mr. James Heckman, to obtain the services of Mr. Heckman as the Chief Executive Officer of the Company and under which Mr. Heckman will act as a director of the Company. The agreement is effective as of June 1, 2026, and will continue until December 31, 2030. The agreement provides for payment of $525,000 for the period of Mr. Heckman’s employment from June 1, 2026, thru December 31, 2026 (less amounts previously paid), and thereafter a base amount of $600,000 per annum. The agreement provides for a retroactive bonus payment of $250,000 payable at the signing of the agreement, and future bonus payments of (i) 50% of the annual base amount upon the Company achieving an EBITDA-positive (less stock compensation) run-rate performance for the year ending December 31, 2026, and (ii) thereafter an annual bonus payment of 100% upon the Company achieving $100 Million in EBITDA+ revenue (less stock compensation) on a run-rate basis.

Under the Agreement, the Company will provide to Mr. Heckman certain equity awards, including an initial award equal to the lesser of (a) 10% of the Company’s fully diluted capitalization not to exceed 32,000,000 shares, or (b) 3,200,000 shares in the aggregate, which award will be subject to a three year vesting period with one-third vesting on the first anniversary of the award and thereafter two-thirds vesting quarterly. There will be an additional RSU award when the Company achieves a first time $100 million in revenue run-rate, without going concern danger, equal to the lesser of (i) 10% of the Company’s fully diluted capitalization not to exceed 32,000,000 shares, or (b) 3,200,000 shares in the aggregate. The fully diluted amount of these two awards will be calculated after taking into effect shares and derivatives for shares then owned by Heckman Media LLC and Mr. Heckman at the time of the award. Mr. Heckman will also receive additional equity awards in each of the future years under the agreement, starting in 2027, based on the Company common stock having a sustainable market price measured by a 60-day volume-weighted average price and a liquid market and orderly market as determined by the audit committee sufficient to support a reliable valuation, based on the incremental equity value gain of the common stock. The equity value gain-based awards also will be subject to an overall cap of 10% of 32,000,000 shares. Heckman Media LLC will indemnify the Company for any tax liabilities incurred by the Company for the overall engagement structure, based on the limited liability company being treated as an independent contractor. Heckman Media LLC will be reimbursed for the costs of boutique health coverage provided to Mr. Heckman and his family, reasonable business expenses and office space in Puerto Rico for a single occupant. Heckman Media LLC and Mr. Heckman, will be provided with indemnification to the fullest extent permitted, excluding that based on their above-mentioned indemnification of the Company. Heckman Media LLC and Mr. Heckman will be subject to the standard non-disclosure, non-competition, non-solicitation and inventions assignment agreements of the Company.

If the Company terminates the contracted services without cause (as defined) or the services are terminated for good reason (as defined) by Heckman Media LLC, the Company will pay all accrued, unpaid salary equivalent amounts, cash and equity earned bonuses for the full year in which termination occurs, and a cash payment equal to one year’s then base payment under the agreement. If terminated without cause after a change of control (as defined) then all unvested equity awards will vest, and the Company will offer to purchase fifty percent of the Company common stock then owned by the Heckman Media LLC and Mr. Heckman for cash based on a five day trading VWAP.

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

●	On December 12, 2022, Jacqueline Dollar (a/k/a Jacqueline Reynolds), former Chief Marketing Officer of the Company, filed a complaint against the Company, Fredi Nisan, and Does 1-20 in San Diego Superior Court. Ms. Dollar is alleging she was undercompensated compared to her male counterparts and retaliated against after raising concerns to management resulting in sex discrimination in violation of the California Fair Employment and Housing Act (“FEHA”) and failure to prevent discrimination in violation of FEHA. Ms. Dollar is also claiming intentional infliction of emotional distress. Ms. Dollar is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. On January 21, 2026, Ms. Dollar filed a notice of conditional settlement of the entire case with the Court. The parties have since entered into a confidential settlement agreement, pursuant to which all claims are to be dismissed upon satisfaction of all settlement terms.

●	On June 25, 2024, J. Drew Byelick, a former Chief Financial Officer of the Company, filed a complaint against the Company in the United States District Court for the Southern District of California, Case No. ’24CV1096 JLS MSB. Mr. Byelick alleged breach of contract, fraudulent inducement of employment, along with intentional misrepresentation and concealment. The Company moved to dismiss the complaint for failure to state a claim and for other violations of the federal rules of civil procedure. The Court granted that motion on December 20, 2024, but permitted Mr. Byelick to file an amended complaint. Mr. Byelick filed his first amended complaint on January 19, 2025, asserting the same core claims. The Company moved to dismiss the first amended complaint for similar reasons as its motion to dismiss the original complaint. The Court granted that motion, in part, on April 18, 2025, ruling that Mr. Byelick was incapable of pleading certain claims (and dismissing those claims) but adequately pled others for purposes of a motion to dismiss only. Mr. Byelick subsequently filed a motion for partial summary judgment, which the Court denied in full as premature. Discovery is closed. The parties engaged in private mediation, which was unsuccessful. Mr. Byelick subsequently filed another motion for summary judgment, which the Company opposed. The Court has not yet ruled on that motion. A trial date has not yet been set. Given the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●	On July 2, 2025, Plaintiff Kapcharge USA Inc. commenced a lawsuit against Defendants Ryvyl Inc., FFS Data Corporation, CML Management, LLC and Cynthia Lambert in San Diego Superior Court, Case No. 25CU035045C. This lawsuit stems from a dispute between Kapcharge on the one hand and FFS Data Corporation (“FFS”), and CML Management, LLC on the other hand, related to a payment processor agreement between Kapcharge and FFS. Kapcharge alleges causes of action for Conversion, Money Had and Received, Violation of Penal Code § 496, Restitution, Breach of Contract (against FFS, CML, and Lambert), and Unfair Competition in Violation of California Business and Professions Code § 17200 et seq. The Company denies all allegations of liability and intends to vigorously defend against all claims. Kapcharge filed a demurrer on August 28, 2025 related to the causes of action for Conversion and Violation of Penal Code § 496. On April 8, 2026, Kapcharge and Ryvyl filed a stipulation for stay of the proceedings and to continue the demurrer hearing. On May 12, 2026, the parties entered into a confidential settlement agreement, pursuant to which all claims are to be dismissed upon satisfaction of all settlement terms.

●	On July 15, 2025, Plaintiff Rachael Mora filed a complaint against the Company, Fredi Nisan, and Does 1-20 in San Diego Superior Court. Ms. Mora is alleging sex discrimination and sexual favoritism in violation of the California Fair Employment and Housing Act (“FEHA”), and failure to prevent discrimination in violation of FEHA. Ms. Mora is also claiming retaliation and negligent supervision/negligent retention. Ms. Mora is seeking an unspecified amount of damages related to, among other things, payment of past and future lost wages, stock issuances, bonuses and benefits, compensatory damages, and general, economic, non-economic, and special damages. The Parties are currently engaged in discovery. As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims.

●	On December 29, 2025, Plaintiff Ellenoff, Grossman & Schole LLP (“EGS”), filed a complaint against the Company in the Supreme Court of the State of New York County of New York. EGS is alleging breach of contract, account stated, and quantum meriut. On July 29, 2026, the parties entered into a confidential settlement agreement, pursuant to which a Stipulation of Discontinuance with prejudice will be filed upon satisfaction of agreed terms.

●	On March 16, 2026, Plaintiff Ideyalabs, LLC (“Ideyalabs”), filed a complaint against the Company and two of its wholly owned subsidiaries in San Diego Superior Court, Case No. 26CU014745C. Ideyalabs alleged breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Ideyalabs then filed a writ of attachment application on March 23, 2026, which was denied by the Court without prejudice on September 28, 2026. On May 15, 2026, the Company filed a cross-complaint alleging fraudulent inducement, declaratory relief, breach of settlement agreement, and rescission. On June 30, 2026, Ideyalabs filed a demurrer and motion to strike. A hearing is scheduled for December 18, 2026 on these motions. The Company denies liability and intends to vigorously defend against all claims. Given the stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action. The parties are currently in the discovery phase.

●	On July 7, 2026, Plaintiff Tessa Desjardins (“Desjardins”), filed a complaint against the Company and one of its agents in United States District Court for the Eastern District of Louisiana, Case No. 2:26-cv-01472-BSL-EJD. Desjardins alleged copyright infringement, statutory damages for willful infringement, and contributory copyright infringement. The Company denies liability and intends to vigorously defend against all claims. Given the stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

●	On June 12, 2026, the Company filed a complaint against W. Graeme Roustan, Roustan Media, Inc., and True Sports, ULC (collectively the “Defendants”) in the Superior Court of the State of Delaware, Case No. N26C-06-167 KMM CCLD. The Company alleged breach of contract. The Company intends to vigorously pursue its claims in this action. Given the stage of the litigation, the inherent uncertainty of litigation, and the legal and factual issues that must be resolved for the Company to prevail on the merits, the Company cannot predict the outcome at this time or estimate the amount or range of any potential recovery that may result from this action.

16.	Subsequent Events

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

RESULTS OF OPERATIONS

RTB Digital, Inc.

Three Months Ended September 30, 2026 (Unaudited) Compared to Three Months Ended September 30, 2025 (Unaudited):

(In thousands, except for percentages)

	Three Months Ended September 30,
	2026		2025		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$3,410	100.0%	$481	100.0%	$2,929	608.9%
Cost of revenue	2,127	62.4%	231	48.0%	1,896	820.8%
Gross profit	1,283	37.6%	250	52.0%	1,033	413.2%

Operating expenses:
Research and development	162	4.8%	128	26.6%	34	26.6%
Selling and Marketing	2,419	70.9%	675	140.3%	1,744	258.4%
General and administrative	4,488	131.6%	791	164.4%	3,697	467.4%
Total operating expenses	7,069	207.3%	1,594	331.4%	5,475	343.5%
Loss from operations	(5,786)	(169.7)%	(1,344)	(279.4)%	(4,442)	330.5%

Other income (expense):
Change in fair value of crypto assets	992	(29.1)%	-	-	992	NM (1)
Loss on sale of crypto assets	(650)	(19.1)%	-	-	(650)	NM (1)
Change in fair value of March 2026 convertible note and related instruments	372	(10.9)%	-	-	372	NM (1)
Loss on sale of short-term investments	-	-	(6)	(1.2)%	6	(100)%
Gain on legal settlements	23	0.7%	-	-	23	NM (1)
Other (expense) income	(28)	(0.8)%	1	0.2%	(29)	(2,900.0)%
Total other (expense), net	709	(20.8)%	(5)	(1.0)%	714	(14,280.0)%

Loss from operations before income taxes	(5,077)	(148.9)%	(1,349)	(280.5)%	(3,728)	276.4%
Provision for income taxes	-	-	-	-	-	NM (1)
Net loss	$(5,077)	(148.9)%	$(1,349)	(280.5)%	$(3,728)	276.4%

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Platform Operations	$562	$481	$81	16.8%
Fintech Operations	2,848	-	2,848	NM (1)
Total revenue	$3,410	$481	$2,929	608.9%

(1)	“NM” - Not Meaningful (e.g., division by zero, etc.)

Revenue

Consolidated revenue increased $2.9 million, or 609.3%, to $3.4 million for the three months ended September 30, 2026, from $0.5 million for the three months ended September 30, 2025. The increase in consolidated revenue was driven by an increase of $2.8 million in the Fintech Operations segment and an increase of $0.1 million in the Platform Operations segment. The Fintech Operations segment is new, which the Company acquired effective May 12, 2026, in connection with its merger with Ryvyl Inc. The increase in Platform Operations revenue was primarily driven by increases in programmatic ads and syndication revenue, partially offset by decreases in direct ads and sponsorship revenues.

Cost of Revenue

Consolidated cost of revenue increased $1.9 million, or 819.7%, to $2.1 million for the three months ended September 30, 2026, from $0.2 million for the three months ended September 30, 2025. The increase in consolidated cost of revenue was driven by an increase of $1.7 million in the Fintech Operations segment and a $0.2 million increase in the Platform Operations segment. The increase in cost of revenue in the Fintech Operations segment is consistent with the change in revenue noted above and the gross margin profile expected for this business segment. The increase in cost of revenue for Platform Operations was primarily driven by an increase in the revenue guarantee to a key programmatic ads partner and an increase in content personnel costs as the Company continues to build out its platform and operations for this business segment, in line with its strategic objectives.

Operating Expenses

Consolidated operating expenses increased $5.5 million, or 343.6%, to $7.1 million for the three months ended September 30, 2026, from $1.6 million for the three months ended September 30, 2025. The increase was primarily driven by the following:

Selling and marketing – Increased $1.7 million, primarily driven by an increase of $1.0 million due to a significant increase in sports partners with over 150 reporters and team publishers having joined the Company in 2026, and higher marketing expenses of $0.1 million to expand and refresh the Company’s brand. Additionally, approximately $0.5 million of the increase relates to selling and marketing expenses of the Fintech Operations segment, acquired by the Company during the second quarter, as noted above.

General and administrative – Increased $3.7 million and was due to $2.6 million of expenses related to the Fintech Operations segment and a $1.1 million increase in expenses in the Platform Operations segment. Of the $2.6 million of expenses incurred in the Fintech Operations segment, approximately $0.9 million relate to non-recurring legal expenses incurred in connection with pre-merger legal matters and expenses incurred in connection with the settlement of warrants issued to Ryvyl investors in 2025. The remaining expenses primarily relate to personnel costs of $0.7 million, intangibles amortization of $0.3 million, IT and facilities costs of $0.2 million, and recurring accounting, tax, consulting and legal expenses of $0.3 million. The increase in expenses in the Platform Operations segment was primarily driven by an increase in professional fees (primarily, consulting, legal, and accounting) of $0.5 million and higher personnel costs of $0.6 million due to increased headcount.

Other income/(expense), net

Other income/(expense), net, increased to other income, net of $0.7 million for the three months ended September 30, 2026, from other expense, net of $0.005 million for the three months ended September 30, 2025. The year-over-year change of $0.7 million was driven by favorable changes in the fair values of crypto assets of $1.0 million and the March 2026 convertible note and related instruments of $0.4 million. These changes were partially offset by a loss on the sale of crypto assets during the quarter of $0.7 million.

RTB Digital, Inc.

Nine Months Ended September 30, 2026 (Unaudited) Compared to Nine Months Ended September 30, 2025 (Unaudited):

(In thousands, except for percentages)

	Nine Months Ended September 30,
	2026		2025		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$6,291	100.0%	$1,443	100.0%	$4,848	336.0%
Cost of revenue	3,955	62.9%	783	54.3%	3,172	405.1%
Gross profit	2,336	37.1%	660	45.7%	1,676	253.9%

Operating expenses:
Research and development	608	9.7%	348	24.1%	260	74.7%
Selling and Marketing	5,871	93.3%	1,178	81.6%	4,693	398.4%
General and administrative	14,234	226.3%	1,660	115.0%	12,574	757.5%
Total operating expenses	20,713	329.2%	3,186	220.9%	17,527	550.0%
Loss from operations	(18,377)	(292.1)%	(2,526)	(175.1)%	(15,851)	627.5%

Other income (expense):
Change in fair value of crypto assets	(33)	(0.5)%	-	-	(33)	NM (1)
Loss on sale of crypto assets	(1,050)	(16.7)%	-	-	(1,050)	NM (1)
Change in fair value of 2026 convertible and related instruments	(33)	(0.5)%	-	-	(33)	NM (1)
Gain on sale of short-term investments	-	-	465	32.2%	(465)	(100.0)%
Gain on legal settlements	93	1.5%	-	-	93	NM (1)
Other (expense) income	(26)	(0.4)%	3	0.2%	(29)	(966.7)%
Total other (expense), net	(1,049)	(16.7)%	468	32.4%	(1,517)	(324.1)%

Loss from operations before income taxes	(19,426)	(308.8)%	(2,058)	(142.6)%	(17,368)	843.9%
Provision for income taxes	13	0.2%	-	-	13	NM (1)
Net loss	$(19,439)	(309.0)%	$(2,058)	(142.6)%	$(17,381)	844.6%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Platform Operations	$1,745	$1,443	$302	20.9%
Fintech Operations	4,546	-	4,546	NM (1)
Total revenue	$6,291	$1,443	$4,848	336.0%

(1)	“NM” - Not Meaningful (e.g., division by zero, etc.)

Revenue

Consolidated revenue increased $4.8 million, or 336.0%, to $6.3 million for the nine months ended September 30, 2026, from $1.4 million for the nine months ended September 30, 2025. The increase in consolidated revenue was driven by an increase of $4.5 million in the Fintech Operations segment and an increase of $0.3 million in the Platform Operations segment. The Fintech Operations segment is new, which the Company acquired effective May 12, 2026, in connection with its merger with Ryvyl Inc. The increase in Platform Operations revenue was primarily driven by increases in programmatic ads and syndication revenue.

Cost of Revenue

Consolidated cost of revenue increased $3.2 million, or 405.2%, to $4.0 million for the nine months ended September 30, 2026, from $0.8 million for the nine months ended September 30, 2025. The increase in consolidated cost of revenue was driven by an increase of $2.7 million in the Fintech Operations segment and a $0.4 million increase in the Platform Operations segment. The increase in cost of revenue in the Fintech Operations segment is consistent with the change in revenue noted above and the gross margin profile expected for this business segment. The increase in cost of revenue for Platform Operations was primarily driven by an increase in the revenue guarantee to a key programmatic ads partner and an increase in content personnel costs as the Company continues to build out its platform and operations for this business segment, in line with its strategic objectives.

Operating Expenses

Consolidated operating expenses increased $17.5 million, or 550.0%, to $20.3 million for the nine months ended September 30, 2026, from $3.2 million for the nine months ended September 30, 2025. The increase was primarily driven by the following:

Research and development – Increased $0.3 million due higher amortization related to acquired intangible assets and capitalized software development costs, primarily related to the Platform Operations segment.

Selling and marketing – Increased $4.7 million, primarily driven by an increase of $3.2 million due to a significant increase in sports partners with over 150 reporters and team publishers having joined the Company in 2026, higher marketing expenses of $0.3 million to expand and refresh the Company’s brand, and higher sales headcount and commissions of $0.2 million. Additionally, approximately $0.7 million of the increase relates to selling and marketing expenses for the Fintech Operations segment, acquired by the Company during the second quarter of 2026, as noted above.

General and administrative – Increased $12.6 million, or 757.4%, to $14.2 million for the nine months ended September 30, 2026, from $1.7 million for the nine months ended September 30, 2025. The increase was driven by $8.4 million in expenses within the Fintech Operations segment and a $4.2 million increase in expenses within the Platform Operations segment. Of the $8.4 million of expenses incurred in the Fintech Operations segment, approximately $6.5 million represents non-recurring charges primarily related to (a) the modification and settlement of warrants issued to Ryvyl investors in 2025 ($3.8 million, $3.2 of it noncash), (b) merger closing advisory fee ($1.2 million, $0.6 million of it noncash), (c) stock based compensation due to the vesting acceleration of Ryvyl employee grants upon the closing of the merger ($0.4 million), (d) legal expenses incurred in connection with the merger and to handle pre-merger matters ($0.6 million), and (e) D&O tail coverage for pre-merger directors and officers ($0.3 million). The remaining expenses primarily relate to personnel costs of $0.8 million, intangibles amortization of $0.5 million, IT and facilities costs of $0.2 million, and recurring accounting, tax, consulting and legal expenses of $0.3 million. The increase in expenses in the Platform Operations segment was primarily driven by an increases in professional fees of $2.4 million (primarily, consulting, legal, and accounting, including merger related support), higher executive personnel costs (including stock-based compensation) of $0.6 million, an increase in events and travel of $0.6 million, depreciation and amortization of $0.4 million, and higher insurance costs of $0.2 million.

Other (expense) income, net

Other (expense)/income, net, increased to other expense, net of $1.1 million for the nine months ended September 30, 2026, from other income, net of $0.5 million for the nine months ended September 30, 2025. The year-over-year change of $1.5 million was primarily driven by losses on the sales of crypto assets of $1.1 million during 2026 and a gain on the sale of short-term investments recognized in the nine months ended September 30, 2025, with no similar gain in the nine months ended September 30, 2026.

Liquidity and Capital Resources

As of September 30, 2026, the Company’s consolidated working capital was approximately $8.0 million, which included cash of $3.5 million, restricted cash of $0.3 million, and USDC of $0.2 million. Historically, the Company has primarily financed its operations with proceeds from operations, the sale of equity securities, proceeds from convertible debt, and the sale of crypto assets. The Company’s material liquidity needs principally relate to working capital requirements.

Additionally, as of September 30, 2026, the Company also held 8.39 bitcoins for investment but also, from time to time, for use in operational purposes, which had a fair value of approximately $0.7 million. See Note 2, Summary of Significant Accounting Policies, for additional information.

We believe that our existing cash and cash equivalents and other sources of liquidity available to us will be sufficient to meet our working capital needs for at least the next 12 months. From time to time, we have raised capital by issuing equity or debt securities such as our September 2025 Convertible Notes and March 2026 Convertible Note and Warrants, and we may do so in the future. However, such funding may not be available on terms acceptable to us or at all.

Cash Flow Activities

The following table summarizes cash flow activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(8,528)	$(1,241)
Net cash provided by investing activities	3,274	116
Net cash provided by financing activities	8,480	16,159
Net increase in cash and cash equivalents, and restricted cash	$3,226	$15,034

Operating Activities

For the nine months ended September 30, 2026, net cash used in operation activities was $8.5 million, comprised of a net loss of $19.4 million, adjusted for non-cash expenses of $4.5 million, consisting primarily of depreciation and amortization, stock-based compensation, and realized losses on the sale of crypto assets. Additionally, the net change in operating assets and liabilities was positive $7.0 million and primarily related to changes in accounts receivable of $0.2 million, prepayments and other current assets of $0.2 million, and accounts payable and accrued liabilities of $6.6 million, which were driven by settlement timing.

For the nine months ended September 30, 2025, net cash used in operation activities was $1.2 million, comprised of a net loss of $2.1 million, adjusted for non-cash expenses consisting primarily of depreciation and amortization of 0.2 million and stock-based compensation of $0.3 million, which were offset by a gain on the sale of short-term investments of $0.5 million. Additionally, the net change in operating assets and liabilities was positive $0.8 million, primarily related to the change in accounts payable of $0.9 million.

Investing Activities

For the nine months ended September 30, 2026, net cash provided by investing activities was $3.3 million, comprised primarily of proceeds from the sale of crypto assets of $11.0 million and cash acquired in connection with the Ryvyl merger of $4.7 million, which were partially offset by cash outflows of $0.5 million for the cash portion of a $1.8 million note receivable issued during the second quarter of 2026, purchases of USDC of $1.0 million, a nonrefundable deposit on a digital media investment of $10.0 million, and capitalized software development costs of $1.0 million.

For the nine months ended September 30, 2025, net cash provided by investing activities was $0.1 million, comprised primarily of the sale of short-term investments of $0.5 million, partially offset by capitalized software development costs of $0.4 million.

Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $8.5 million, comprised primarily of $5.1 million received in connection with a PIPE financing during the third quarter, $1.4 million of proceeds received in connection with warrant settlements, and $2.0 million proceeds received in connection with the issuance of a convertible note during the first quarter of 2026. For the nine months ended September 30, 2025, net cash provided by financing activities was $16.2 million and related to proceeds received in connection with the issuance of a convertible note and warrants and the issuance of SAFE notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, as amended. Our management, under the supervision and with the participation of our Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures over financial reporting as of September 30, 2026, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of the date of this Report, we are continuing to integrate the processes, systems, and personnel of the combined companies, and will continue to evaluate the design and operating effectiveness of our internal control over financial reporting as integration activities progress. Except as described above, there were no changes in our internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f), that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under the Legal Proceedings section of Note 15, Commitments and Contingencies, in the notes to the interim condensed consolidated financial statements in Part I, Item 1 of this Report, is incorporated herein by reference.

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

RTB has a history of losses.

For the nine months ended September 30, 2026, RTB had a net loss of $19.4 million. In the year ended December 31, 2025, RTB had a net loss of approximately $8.0 million compared to approximately $1.3 million for the year ended December 31, 2024. The accumulated deficit of RTB as of December 31, 2025, was approximately $13.8 million compared to approximately $5.7 million as of December 31, 2024. RTB will continue to incur losses in the future unless RTB achieves sufficient revenue or adequately reduces costs to achieve and maintain profitability. There is no assurance that the RTB operations will generate sufficient cash flows to support the continued operations in the future without needing to seek additional capital funding or borrowings. RTB can provide no assurance that if RTB needs to seek additional outside capital that it will be available on favorable terms or at all. Any failure to achieve and maintain profitability could have a materially adverse effect on the ability of RTB to implement its business plan or its effect on its results and operations and financial condition.

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

As of December 31, 2025, RTB had federal net operating loss carryforwards, or NOLs, resulting from prior period losses. Certain of those NOLs, that were incurred in the taxable years ending prior to 2021, could expire before RTB generates sufficient taxable income to make use of the NOLs. Subject to certain limitations, NOLs can be used to offset taxable income for U.S. federal income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit certain NOLs that RTB may use in any future year for U.S. federal income tax purposes in the event of certain changes in ownership of RTB and the combined company. If an “ownership change” occurs, Section 382 would impose an annual limit on certain pre-ownership NOLs and other tax attributes RTB can use to reduce its taxable income, potentially increasing and accelerating the liability for income taxes, and also potentially causing those tax attributes to expire unused. In addition, RTB’s ability to use its net operating losses is dependent on the ability to generate taxable income, and certain net operating losses could expire before RTB generates sufficient taxable income to make use of the net operating losses. As of the date of this report, the Company has not determined the amount by which the NOLs may be limited as a result of the change of control resulting from the May 12, 2026, consummation of the merger transaction.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2026, we issued a total of 370,000 unregistered shares of common stock. The shares were issued in connection with the modification and settlement of warrants issued to Ryvyl investors in 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

The Company has determined, in accordance with applicable accounting principles, that a loss or range of loss that it may incur is not probable at this time and has therefore not recorded a liability for this matter. Also, as noted in Note 5, Related Party Note Receivable, the Company previously recorded a reserve against the Note in the amount of $0.75 million, which it believes remains appropriate and sufficient as September 30, 2026.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

RTB Digital, Inc.
(Registrant)

Date: November 13, 2026	By:	/s/ James Heckman
James Heckman
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Alykhan Madhavji
Alykhan Madhavji
Chief Financial Officer (Principal Financial Officer)